Form 10-Q
period 2015-06-28
Gannett Co., Inc.
filed 2015-08-06
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-36874
___________________________
GANNETT CO., INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	47-2390983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7950 Jones Branch Drive, McLean, Virginia	22107-0910
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 854-6000.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ *
* The registrant became subject to the requirements on June 12, 2015.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $0.01 par value outstanding as of July 30, 2015 was 115,035,230.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED COMBINED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands

	June 28, 2015	Dec. 28, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,292	$71,947
Accounts receivable, less allowance for doubtful accounts of $8,400 and $5,788, respectively	311,396	357,523
Inventories	37,993	38,944
Assets held for sale	23,566	18,434
Prepaid expenses and other current assets	46,470	44,222
Total current assets	481,717	531,070
Property, plant and equipment at cost, less accumulated depreciation of $1,719,353 and $1,655,676, respectively	909,698	934,483
Goodwill	585,058	544,345
Intangible assets, less accumulated amortization	84,649	50,115
Deferred income taxes	225,506	261,322
Investments and other assets	41,010	63,125
Total assets	$2,327,638	$2,384,460

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$110,056	$125,888
Accrued expenses	192,125	192,897
Income taxes payable	18,957	13,675
Deferred income	88,703	77,123
Total current liabilities	409,841	409,583
Postretirement medical and life insurance liabilities	87,068	93,474
Pension liabilities	629,048	770,041
Other noncurrent liabilities	160,343	173,890
Total liabilities	1,286,300	1,446,988
Commitments and contingent liabilities (See Note 10)
Equity
Parent’s investment, net	1,700,518	1,615,584
Accumulated other comprehensive loss	(659,180)	(678,112)
Total equity	1,041,338	937,472
Total liabilities and equity	$2,327,638	$2,384,460
The accompanying notes are an integral part of these condensed combined financial statements.

CONDENSED COMBINED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Operating revenues:
Advertising	$410,487	$463,976	$807,753	$916,416
Circulation	265,904	275,482	537,162	555,330
Other	50,681	57,064	99,517	113,909
Total operating revenues	727,072	796,522	1,444,432	1,585,655

Operating Expenses:
Cost of sales and operating expenses	468,531	509,742	948,375	1,024,210
Selling, general and administrative expenses	176,884	182,105	355,213	370,470
Depreciation	23,958	24,403	48,386	48,842
Amortization of intangible assets	3,608	3,475	7,007	6,987
Facility consolidation and asset impairment charges	5,097	9,479	6,646	19,023
Total operating expenses	678,078	729,204	1,365,627	1,469,532
Operating income	48,994	67,318	78,805	116,123

Non-operating income:
Equity income in unconsolidated investees, net	4,495	3,083	10,802	7,258
Other non-operating items, net	22,895	488	21,437	679
Total non-operating income	27,390	3,571	32,239	7,937

Income before income taxes	76,384	70,889	111,044	124,060
Provision for income taxes	23,057	18,780	24,470	30,772
Net income	$53,327	$52,109	$86,574	$93,288

Earnings per share – basic and diluted	$0.46	$0.45	$0.75	$0.81
The accompanying notes are an integral part of these condensed combined financial statements.

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net income	$53,327	$52,109	$86,574	$93,288
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	25,568	11,889	5,075	16,270
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(731)	(1,305)	(1,454)	(1,938)
Amortization of actuarial loss	14,240	10,723	28,460	21,244
Remeasurement of postretirement benefits liability	—	—	—	32,887
Other	(22,935)	(9,329)	(4,396)	(15,445)
Pension and other postretirement benefit items	(9,426)	89	22,610	36,748
Other comprehensive income, before tax	16,142	11,978	27,685	53,018
Income tax effect related to components of other comprehensive income	(229)	(1,383)	(8,753)	(15,257)
Other comprehensive income, net of tax	15,913	10,595	18,932	37,761
Comprehensive income	$69,240	$62,704	$105,506	$131,049
The accompanying notes are an integral part of these condensed combined financial statements.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Six months ended
	June 28, 2015	June 29, 2014

Cash flows from operating activities:
Net income	$86,574	$93,288
Adjustments to reconcile net income to net cash flow from operating activities:
Gain on acquisition	(21,799)	—
Depreciation and amortization	55,393	55,829
Facility consolidation and asset impairment charges	6,646	19,023
Pension and other postretirement expenses, net of contributions	(119,502)	(61,795)
Equity income in unconsolidated investees, net	(10,802)	(7,258)
Stock-based compensation	6,516	8,296
Change in other assets and liabilities, net	23,669	8,131
Net cash flow from operating activities	26,695	115,514
Cash flows from investing activities:
Capital expenditures	(20,617)	(34,230)
Payments for acquisitions, net of cash acquired	(28,668)	—
Payments for investments	(2,000)	(1,500)
Proceeds from investments	12,402	8,680
Proceeds from sale of certain assets	11,841	23,600
Net cash flow used for investing activities	(27,042)	(3,450)
Cash flows from financing activities:
Deferred payments for acquisitions	(1,218)	(1,313)
Transactions with Parent, net	(8,156)	(114,200)
Net cash flow used for financing activities	(9,374)	(115,513)
Effect of currency exchange rate change on cash	66	353
Decrease in cash and cash equivalents	(9,655)	(3,096)
Balance of cash and cash equivalents at beginning of period	71,947	78,596
Balance of cash and cash equivalents at end of period	$62,292	$75,500

The accompanying notes are an integral part of these condensed combined financial statements.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
NOTE 1 – Basis of presentation and summary of significant accounting policies

Separation from Parent: On August 5, 2014, the former Gannett Co., Inc., now TEGNA Inc. (“Parent”), announced its plan to separate its publishing business into an independent, publicly traded company named Gannett Co., Inc. (“Gannett,” “our,” “us” and “we”). A Registration Statement on Form 10 relating to the separation was filed with the U.S. Securities and Exchange Commission (the “SEC”), subsequently amended and declared effective by the SEC on June 12, 2015. On June 29, 2015, Parent completed the separation through a pro rata distribution to Parent’s stockholders of 98.5% of the outstanding shares of our common stock, and our common stock began trading “regular way” on the New York Stock Exchange. Each holder of Parent common stock received one share of our common stock for every two shares of Parent common stock held on June 22, 2015, the record date for the distribution. Following the distribution, Parent owns shares representing 1.5% of our outstanding common shares. Parent will continue to own our shares for a period of time not to exceed five years after the distribution. Parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.

Gannett is a leading international, multi-platform news and information company that delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device. Our operations comprise 112 daily publications in the U.S. and the U.K., more than 400 non-daily local publications in the U.S. and more than 140 such titles in the U.K. Our 93 U.S. daily publications include USA TODAY.

Basis of presentation: Historically, we have not prepared separate financial statements. The accompanying unaudited condensed combined financial statements are derived from the condensed consolidated financial statements and accounting records of Parent and present our combined financial position, results of operations and cash flows as of and for the periods presented as if we were a separate entity. These unaudited condensed combined financial statements are presented in accordance with generally accepted accounting principles (“GAAP”).

In preparing these unaudited condensed combined financial statements, management has made certain assumptions or implemented methodologies to allocate various expenses from Parent to us and from us back to Parent in the form of cost recoveries. These allocations represent services provided between the two entities and are more fully detailed in Note 12 — Related party transactions with affiliates. All such costs and expenses are assumed to be settled with Parent through “Parent’s investment, net” in the period in which the costs were incurred. Current income taxes are also assumed to be settled with Parent through “Parent’s investment, net” and settlement is deemed to occur in the year following recognition in the current income tax provision. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis.

Accordingly, these unaudited condensed combined financial statements may not necessarily reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone entity during the period presented.

All of our internal intercompany accounts have been eliminated in combination. All significant intercompany transactions between either (i) us and Parent or (ii) us and Parent affiliates have been included within the unaudited condensed combined financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either (i) us and Parent or (ii) us and Parent affiliates are included in “Parent’s investment, net.” These intercompany transactions are further described in Note 12 — Related party transactions with affiliates. The total net effect of these intercompany transactions is reflected in the Unaudited Condensed Combined Statements of Cash Flows as financing activities.

Our accompanying unaudited condensed combined financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes which are normally included in a Form 10-K and annual report to shareholders. These unaudited condensed combined financial statements should be read in conjunction with the combined financial statements and combined notes thereto included in our Registration Statement on Form 10, as amended. In our opinion, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented.

Business combinations: We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain identifiable assets include but are not limited to expected long-term revenues; future expected operating expenses; cost of capital and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Recent accounting standards: In July 2015, the Financial Accounting Standards Board (“FASB”) delayed the effective date for Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (“Topic 606”). The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. We are required to adopt the standard in the first quarter of 2018 and retroactively apply it to our 2016 and 2017 financial results at the time of adoption. Under the new rules, we are permitted to adopt the new standard in 2017. We can also choose to apply the standard using either the full retrospective approach or a modified retrospective approach, which recognizes a cumulative catch up adjustment to the opening balance of retained earnings. We are currently assessing the impact and timing of adopting this pronouncement and the transition method we will use.

NOTE 2 – Acquisitions and dispositions

On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the Texas-New Mexico Newspapers Partnership (“TNP”) that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”), valued at $34.4 million, and additional cash consideration, net of cash acquired, of $5.2 million. As a result, we own 100% of TNP and no longer have any ownership interest or continuing involvement in CNP. Through the transaction, we acquired news organizations in Texas (El Paso Times), New Mexico (Alamogordo Daily News; Carlsbad Current-Argus; The Daily Times in Farmington; Deming Headlight; Las Cruces Sun-News; and Silver City Sun-News) and Pennsylvania (Chambersburg Public Opinion; Hanover Evening Sun; Lebanon Daily News; and The York Daily Record).

The purchase price was preliminarily allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Current assets	$12,310
Property, plant and equipment	20,792
Intangible assets	28,440
Goodwill	28,250
Total assets acquired	89,792
Current liabilities	10,860
Noncurrent liabilities	11,878
Total liabilities assumed	22,738
Net assets acquired	$67,054

The fair value of our 40.6% interest in TNP on the acquisition date was $26.6 million. We recognized a $21.8 million pre-tax non-cash gain on the transaction. This gain is included in “Other non-operating items, net” on the Unaudited Condensed Combined Statements of Income. The impact to our Unaudited Condensed Combined Statements of Income, since the June 1, 2015, acquisition date, was approximately $6.5 million of revenue.

Acquired property, plant and equipment will be depreciated on a straight-line basis over the assets’ respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. We expect the purchase price allocated to goodwill and mastheads will be deductible for tax purposes. The initial purchase price allocation is preliminarily based upon all information available to us at the present time and is subject to change; such changes could be material. We continue to review the underlying assumptions and valuation techniques utilized to calculate the fair value of the mastheads and customer relationships.

On May 26, 2015, Newsquest paid $23.5 million, net of cash acquired, to purchase 100% of the shares of Romanes Media Group (“RMG”), one of the leading regional media groups in the U.K. RMG publishes local newspapers in Scotland, Berkshire and Northern Ireland and its portfolio comprises one daily newspaper, 28 weekly newspapers and their associated websites.

NOTE 3 – Facility consolidation and asset impairment charges

We evaluated and revised the carrying values and useful lives of property, plant and equipment at certain sites to reflect the use of those assets over a shortened period because of facility consolidation efforts. Certain assets classified as held-for-sale according to Accounting Standards Codification (“ASC”) Topic 360 resulted in us recognizing non-cash charges in both 2015 and 2014 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets. We recorded pre-tax charges for facility consolidations and asset impairments of $5.1 million and $9.5 million for the three months ended June 28, 2015 and June 29, 2014, respectively, and $6.6 million and $19.0 million for the six months ended June 28, 2015 and June 29, 2014, respectively.

NOTE 4 – Goodwill and other intangible assets

The following table displays information on our goodwill, indefinite-lived intangible assets and amortizable intangible assets:

In thousands	June 28, 2015		Dec. 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$585,058	$—	$544,345	$—
Indefinite-lived intangibles:
Mastheads and trade names	31,398	—	13,469	—
Amortizable intangible assets:
Customer relationships	197,600	(147,003)	173,822	(140,720)
Other	14,279	(11,625)	14,279	(10,735)

Customer relationships include subscriber lists and advertiser relationships and are amortized on a straight-line basis over their useful lives. Other intangibles are primarily amortizable trade names and are amortized on a straight-line basis over their useful lives.

The following table summarizes the changes in our net goodwill balance through June 28, 2015:

In thousands
Balance at Dec. 28, 2014:
Goodwill	$7,358,420
Accumulated impairment losses	(6,814,075)
Net balance at Dec. 28, 2014	544,345
Activity during the period:
Acquisitions (see Note 2)	38,510
Foreign currency exchange rate changes	2,203
Total	40,713
Balance at June 28, 2015:
Goodwill	7,423,488
Accumulated impairment losses	(6,838,430)
Net balance at June 28, 2015	$585,058

NOTE 5 – Retirement plans

We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. A portion of our current and former employees also participated in Parent-sponsored pension plans. Retirement benefits obligations pursuant to the Parent-sponsored retirement plans related to our current and former employees were transferred to us at the separation date and, accordingly, have been allocated to us in our unaudited condensed combined financial statements for all periods presented. This allocation was done by determining the projected benefit obligation of participants for which the liability was transferred.

The most significant defined benefit plan is the Gannett Retirement Plan (“GRP”). Total fair value of GRP plan assets was $2.0 billion as of December 28, 2014. We have been allocated $1.8 billion as of December 28, 2014 based upon a preliminary estimate of the assets to be transferred; however, the final amounts to be transferred will be completed in accordance with regulatory requirements and it is reasonably possible that the amounts transferred for liabilities and assets could change from the amounts presented in these combined financial statements.

Our retirement plan costs include costs for all of our qualified plans and our allocated portions of Parent-sponsored qualified and non-qualified plans and are presented in the following table:

In thousands	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Service cost-benefits earned during the period	$1,107	$693	$2,209	$2,302
Interest cost on benefit obligation	32,810	36,488	65,486	72,977
Expected return on plan assets	(48,755)	(51,977)	(97,326)	(103,399)
Amortization of prior service cost	1,734	1,750	3,468	3,484
Amortization of actuarial loss	13,846	10,605	27,673	20,918
Expense (credit) for retirement plans	$742	$(2,441)	$1,510	$(3,718)

For the six months ended June 28, 2015, Parent contributed $112.0 million to the GRP, of which we have been allocated $104.7 million. We will make additional contributions of $25 million in each of the next five fiscal years ending in 2020 and $15 million in 2021.

For the six months ended June 28, 2015, we contributed $5.8 million (£3.8 million) to the Newsquest Pension Scheme in the U.K. (“Newsquest Plan”). We expect to contribute approximately £4.4 million to the Newsquest Plan throughout the remainder of 2015.

NOTE 6 – Postretirement benefits other than pension

We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase.

Certain of our employees also participated in Parent-sponsored postretirement defined benefit plans. Health care and life insurance benefit obligations pursuant to the Parent-sponsored postretirement plans related to our current and former employees were transferred to us at the separation date and, accordingly, have been allocated to us in our unaudited condensed combined financial statements for all periods presented by determining the projected benefit obligation of participants for which the liability was transferred.

The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. In March 2014, Parent adopted changes to the retiree medical plan that were effective July 1, 2014. Beginning on that date, a stipend is paid to certain Medicare-eligible Gannett retirees. As a result of this change, Parent remeasured the related postretirement benefit obligation during the first quarter of 2014 and recorded a reduction to the liability of $33.9 million, of which our allocated portion was $32.9 million (with a corresponding adjustment to “Accumulated other comprehensive loss”).

Our postretirement benefit costs and our allocated portions of Parent-sponsored postretirement plans for health care and life insurance are presented in the following table:

In thousands	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Service cost-benefits earned during the period	$99	$63	$197	$186
Interest cost on net benefit obligation	986	1,016	1,972	2,492
Amortization of prior service credit	(2,465)	(3,055)	(4,922)	(5,422)
Amortization of actuarial loss	394	118	787	326
Net periodic postretirement benefit credit	$(986)	$(1,858)	$(1,966)	$(2,418)
NOTE 7 – Income taxes

Our reported effective income tax rate on pre-tax income was 30.2% for the three months ended June 28, 2015, compared to 26.5% for the three months ended June 29, 2014. Our reported effective income tax rate on pre-tax income was 22.0% for the six months ended June 28, 2015, compared to 24.8% for the six months ended June 29, 2014. The tax rate for the six months ended June 28, 2015 was lower than the comparable rate in 2014 due to a one-time tax benefit from a change in accounting method filed with the IRS to amortize previously non-deductible intangible assets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $7.6 million as of June 28, 2015 and $7.5 million at December 28, 2014. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.1 million as of June 28, 2015 and December 28, 2014.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $1.2 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

NOTE 8 – Supplemental equity information

The following table summarizes equity account activity for the six months ended June 28, 2015 and June 29, 2014:

In thousands
Balance at Dec. 28, 2014	$937,472
Comprehensive income:
Net income	86,574
Other comprehensive income	18,932
Total comprehensive income	105,506
Transactions with Parent, net	(1,640)
Balance at June 28, 2015	$1,041,338

Balance at Dec. 29, 2013	$1,265,221
Comprehensive income:
Net income	93,288
Other comprehensive income	37,761
Total comprehensive income	131,049
Transactions with Parent, net	(105,904)
Balance at June 29, 2014	$1,290,366

The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total

Three months ended:
Balance at March 29, 2015	$(1,058,800)	$383,707	$(675,093)
Other comprehensive (loss) income before reclassifications	(18,348)	25,568	7,220
Amounts reclassified from accumulated other comprehensive income	8,693	—	8,693
Other comprehensive (loss) income	(9,655)	25,568	15,913
Balance at June 28, 2015	$(1,068,455)	$409,275	$(659,180)

Balance at March 30, 2014	$(850,810)	$435,995	$(414,815)
Other comprehensive (loss) income before reclassifications	(7,469)	11,889	4,420
Amounts reclassified from accumulated other comprehensive income	6,175	—	6,175
Other comprehensive (loss) income	(1,294)	11,889	10,595
Balance at June 29, 2014	$(852,104)	$447,884	$(404,220)

Six months ended:
Balance at Dec. 28, 2014	$(1,082,312)	$404,200	$(678,112)
Other comprehensive (loss) income before reclassifications	(3,517)	5,075	1,558
Amounts reclassified from accumulated other comprehensive income	17,374	—	17,374
Other comprehensive income	13,857	5,075	18,932
Balance at June 28, 2015	$(1,068,455)	$409,275	$(659,180)

Balance at Dec. 29, 2013	$(873,595)	$431,614	$(441,981)
Other comprehensive income before reclassifications	8,861	16,270	25,131
Amounts reclassified from accumulated other comprehensive income	12,630	—	12,630
Other comprehensive income	21,491	16,270	37,761
Balance at June 29, 2014	$(852,104)	$447,884	$(404,220)
Accumulated other comprehensive loss components are included in computing net periodic postretirement costs (see Note 5 — Retirement plans and Note 6 — Post-retirement benefits other than pension for more detail). Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Amortization of prior service credit, net	$(731)	$(1,305)	$(1,454)	$(1,938)
Amortization of actuarial loss	14,240	10,723	28,460	21,244
Total reclassifications, before tax	13,509	9,418	27,006	19,306
Income tax effect	(4,816)	(3,243)	(9,632)	(6,676)
Total reclassifications, net of tax	$8,693	$6,175	$17,374	$12,630

NOTE 9 – Fair value measurement

We measure and record in the accompanying unaudited condensed combined financial statements certain assets and liabilities at fair value.  ASC Topic 820, Fair Value Measurement, establishes a hierarchy for those instruments measured at fair value that distinguishes between market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 - Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.

As of June 28, 2015 and December 28, 2014 assets held at fair value measured on a recurring basis primarily consist of pension plan assets.

We also have certain assets that are held for sale that require fair value measurement on a non-recurring basis. Assets held for sale, which are classified as Level 3 assets, total $23.6 million as of June 28, 2015 and $18.4 million as of December 28, 2014. Information regarding the valuation techniques for these assets is discussed in Note 3 — Facility consolidation and asset impairment charges.
NOTE 10 – Commitments, contingencies and other matters

We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. Management believes any liability that exists as a result of these matters is immaterial.
NOTE 11 – Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under equity-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.

On June 29, 2015, Parent distributed 98.5% of our total shares and retained the remaining 1.5%. The total shares outstanding at that date was 115.0 million. The total number of shares outstanding at that date is being utilized for the calculation of both basic and diluted earnings per share for the three and six months ended June 28, 2015 and June 29, 2014, as no equity-based awards were outstanding prior to June 29, 2015.

For the three and six months ended June 28, 2015 and June 29, 2014, basic and diluted earnings per share were as follows:

In thousands, except per share data	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Net income	$53,327	$52,109	$86,574	$93,288
Weighted average number of shares outstanding - basic and diluted	114,959	114,959	114,959	114,959
Earnings per share - basic and diluted	$0.46	$0.45	$0.75	$0.81

NOTE 12 - Related party transactions with affiliates

The following is a discussion of our relationship with Parent prior to the separation and distribution, including the services provided by both parties and how transactions with Parent and its affiliates through June 28, 2015 were accounted for in the unaudited condensed combined financial statements.

Equity

Equity in the Unaudited Condensed Combined Balance Sheets includes the accumulated balance of transactions between us and Parent, our paid-in-capital and Parent’s interest in our cumulative retained earnings, which are presented within “Parent’s investment, net” and combined with “Accumulated other comprehensive loss” as the two components of equity. The amounts comprising the accumulated balance of transactions between us, Parent and its affiliates include (i) the cumulative net assets attributed to us by Parent and its affiliates, (ii) the cumulative net advances to Parent representing our cumulative funds swept (net of funding provided by Parent and its affiliates to us) as part of the centralized cash management program described further below and (iii) the cumulative charges (net of credits) allocated by Parent and its affiliates to us for certain support services received by us.

Centralized cash management

Prior to the separation and distribution, Parent utilized a centralized approach to cash management and the financing of its operations, providing funds to its entities as needed. These transactions were recorded in “Parent’s investment, net” when advanced. Accordingly, none of Parent’s cash and cash equivalents were assigned to us in the unaudited condensed combined financial statements. “Cash and cash equivalents” in our Unaudited Condensed Combined Balance Sheets represent cash held by us. Included in “Cash and cash equivalents” as of December 28, 2014 were investments in commercial paper of Parent totaling $63.9 million. These investments matured during the period and are now cash held by us as of June 28, 2015. Interest income recorded on these related party investments, recorded within “Other non-operating items, net” was $0.3 million for the six months ended June 28, 2015 and $0.9 million for the six months ended June 28, 2014.

Support services provided and other amounts with Parent and Parent affiliates

We received allocated charges from Parent and its affiliates for certain corporate support services, which are recorded within “Selling, general and administrative expense” in our Unaudited Condensed Combined Statements of Income, net of cost recoveries reflecting services provided by us and allocated to Parent. Management believes that the bases used for the allocations are reasonable and reflect the portion of such costs, net of cost recoveries, attributable to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company.

These allocated costs, net of cost recoveries, are summarized in the following table:

In thousands	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Corporate allocations (a)	$13,199	$14,882	$25,832	$29,306
Occupancy (b)	1,470	1,552	2,884	3,062
Depreciation (c)	2,208	2,185	4,067	4,407
Other support costs (d)	2,591	3,936	6,249	7,872
Cost recoveries (e)	(3,404)	(2,290)	(6,055)	(4,598)
Total	$16,064	$20,265	$32,977	$40,049

(a) The corporate allocations related to support we received from Parent and its affiliates for certain corporate activities include: (i) corporate general and administrative expenses, (ii) marketing services, (iii) investor relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) information technology, (xi) production services, (xii) travel services, and (xiii) other Parent corporate and infrastructure costs. For these services, we recorded an allocation of a management fee based on actual costs incurred by Parent and its affiliates. This was allocated to us based upon our revenue as a percentage of total Parent revenue in each fiscal period.

(b) Occupancy costs relate to certain facilities owned and/or leased by Parent and its affiliates that were utilized by our employees and principally relate to shared corporate office space. These costs were charged to us primarily based on actual square footage utilized or our revenue as a percentage of total Parent revenue in each fiscal period. Occupancy costs include facility rent, repair and maintenance, security and other occupancy related costs incurred to manage the properties.

(c) Depreciation expense was allocated by Parent and its affiliates for certain assets. These assets primarily relate to facilities and IT equipment that are utilized by Parent and us to operate our businesses. These assets have not been included in our Unaudited Condensed Combined Balance Sheets. Depreciation expense was allocated primarily based on our revenue as a percentage of total Parent revenue or our utilization of these assets.

(d) Other support costs related to charges to us from Parent and its affiliates include certain insurance costs and our allocated portions of share-based compensation costs and net periodic pension costs relating to the Gannett Supplemental Retirement Plan (“SERP”) for employees of Parent. Such costs were allocated based on actual costs incurred or our revenue as a percentage of total Parent revenue.

(e) Cost recoveries reflect costs recovered from Parent and Parent affiliates for functions provided by us such as functions that serve Parent’s digital and broadcasting platforms for content optimization and financial transaction processing at shared service centers. Such costs were primarily allocated based on our revenue as a percentage of total Parent revenue or based upon transactional volume in each fiscal year.

Defined contribution plans

Our employees historically participated in various Parent qualified 401(k) savings plans, permitting eligible employees to make voluntary contributions on a pre-tax basis up to 50% of compensation subject to certain limits. Substantially all of our employees (other than those covered by certain collective bargaining agreements) scheduled to work at least 1000 hours during each year of employment were eligible to participate. The plans allowed participants to invest their savings in various investments. For most participants, the plan’s matching formula was 100% of the first 5% of employee contributions. Parent settled the 401(k) employee match obligation by buying Parent stock in the open market and depositing it in the participants’ accounts. Parent also made additional employer contributions on behalf of certain long-term employees.

Amounts charged to expense by us for employer contributions to Parent 401(k) savings plans totaled $6.9 million in the three months ended June 28, 2015 and $7.4 million in the three months ended June 29, 2014. Amounts charged to expense by us for employer contributions to Parent 401(k) savings plans totaled $14.7 million for the six months ended June 28, 2015 and $15.9 million for the six months ended June 29, 2014. These amounts are recorded in “Cost of sales and operating expenses” and “Selling, general and administrative expenses” as appropriate, in the Unaudited Condensed Combined Statements of Income.

Revenue and other transactions entered into in the ordinary course of business

Certain of our revenue arrangements relate to contracts entered into in the ordinary course of business with Parent and its affiliates, principally Cars.com, CareerBuilder and G/O Digital.

NOTE 13 - Subsequent events

Separation from Parent

On June 29, 2015, Parent completed the separation through a pro rata distribution to Parent’s stockholders of 98.5% of the outstanding shares of our common stock. Each holder of Parent common stock received one share of our common stock for every two shares of Parent common stock held on June 22, 2015, the record date for the distribution. Following the distribution, Parent owns shares representing 1.5% of our outstanding common shares. Parent will continue to own our shares for a period of time not to exceed five years after the distribution. Parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.

In connection with the separation and distribution, we entered into a transition services agreement with Parent, pursuant to which we and Parent will provide to each other certain specified services on a transitional basis, including various information technology, financial and administrative services. The charges for the transition services generally are expected to allow the providing entity to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service plus, in some cases, the allocated indirect costs of providing the services, generally without profit.

Prior to the separation and distribution, we established the Gannett Co., Inc. 2015 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) to facilitate equity-based incentives for our employees. At the time of the distribution, we issued equity awards under the Omnibus Plan as a result of the conversion of certain outstanding share-based awards previously granted by Parent (including certain restricted stock unit, performance share and stock option awards) into awards denominated in our shares in accordance with the terms of the separation and distribution agreement and employee matters agreement we entered into with Parent.

Revolving credit facility

On June 29, 2015, we entered into a new five-year secured revolving credit facility in an aggregate principal amount of $500 million (“Credit Facility”). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (“LIBOR loan”) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (“ABR loan”). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin will vary from 1.00% to 1.50%.
Customary fees are payable in respect of the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, payable quarterly in arrears, based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by a majority of our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property and pledges of the capital stock of each subsidiary guarantor.
Pursuant to the Credit Facility, we are obligated, on or after September 30, 2015, to not permit our consolidated interest coverage ratio to be less than 3.00:1.00 and our total leverage ratio to exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters. The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions described in the Credit Facility, to (i) permit certain liens on current or future assets; (ii) enter into certain corporate transactions; (iii) incur additional indebtedness; (iv) make certain payments or declare certain dividends or distributions; (v) dispose of certain property; (vi) make certain investments; (vii) prepay or amend the terms of other indebtedness; or (viii) enter into certain transactions with our affiliates.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed combined financial statements and related notes. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Quarterly Report, as well as the factors described in our Information Statement dated June 18, 2015, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 19, 2015, particularly under “Risk Factors.”
Overview

Our operations comprise 112 daily publications and related digital platforms in the U.S. and the U.K., more than 400 non-daily local publications in the U.S. and more than 140 such titles in the U.K. Our 93 U.S. daily publications include USA TODAY, a nationally recognized news and information publication, which is ranked first in combined print and digital circulation according to Alliance for Audited Media’s December 2014 Quarterly Filing. In the markets we serve, we also operate desktop, smartphone and tablet products which are tightly integrated with publishing operations. Our operations also include commercial printing, newswire, marketing and data services operations. Certain of our businesses have strategic relationships with the online businesses of Parent including CareerBuilder, Cars.com, and G/O Digital.

Separation from Parent

On June 29, 2015, Parent completed the separation through a pro rata distribution to Parent’s stockholders of 98.5% of the outstanding shares of our common stock. Each holder of Parent common stock received one share of our common stock for every two shares of Parent common stock held on June 22, 2015, the record date for the distribution. Following the distribution, Parent owns shares representing 1.5% of our outstanding common shares. Parent will continue to own our shares for a period of time not to exceed five years after the distribution. Parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.
Certain Matters Affecting Current and Future Operating Results

The following items affect period-over-period comparisons from 2014 and will affect period-over-period comparisons for future results:

•
Shutdown of USA Weekend - USA Weekend ceased operating in December 2014. Through the first six months of 2015 revenue comparisons to the same period in the prior year were negatively impacted by $20.4 million. For the second quarter of 2015 comparisons to the same period in the prior year were negatively impacted by $9.2 million.

•	Acquisition of Texas-New Mexico Newspaper Partnership (“TNP”) and Romanes Media Group (“RMG”) -
During the quarter ended June 28, 2015, we acquired two businesses which we expect to be accretive to earnings in future periods. We expect that these two businesses, described below, will contribute approximately $100 million in revenues over the next twelve months.

On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”) and additional cash consideration. As a result, we own 100% of TNP and no longer have any ownership interest in CNP. Our results reflect an increase in total revenues of $6.5 million in the second quarter of 2015 as a result of consolidating TNP and a decrease in “Equity income in unconsolidated investees, net” of $0.9 million.

On May 26, 2015, Newsquest acquired RMG, one of the leading regional media groups in the U.K. RMG publishes local newspapers in Scotland, Berkshire and Northern Ireland and its portfolio comprises one daily newspaper and 28 weekly newspapers and their associated websites. Our results reflect an increase in total revenues of $2.8 million in the second quarter of 2015 as a result of the acquisition.

•
Foreign Currency - Our U.K. publishing operations are conducted through our Newsquest subsidiary and RMG. Our U.K. earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a strengthening in that exchange rate will improve our U.K. revenue and earnings contributions to consolidated results. A weakening of that exchange rate (i.e., a stronger U.S. dollar) will have a negative impact. Results for the second quarter of 2015 were translated from the British pound to U.S. dollars at an average rate of $1.53 compared to $1.68 in the second quarter last year. This 9% decline in the exchange rate unfavorably impacted second quarter of 2015 revenue comparisons by approximately $10.6 million.

•
Facility Consolidation and Asset Impairment Charges - We evaluated the carrying values of property, plant and equipment at certain sites because of facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. We recorded pre-tax charges for facility consolidations and asset impairments of $5.1 million and $9.5 million in the second quarter of 2015 and 2014, respectively, and $6.6 million and $19.0 million for the first six months of 2015 and 2014, respectively.

Results from Operations
A summary of our results is presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2015	2014	Change	2015	2014	Change
Operating revenues:
Advertising	$410,487	$463,976	(12%)	$807,753	$916,416	(12%)
Circulation	265,904	275,482	(3%)	537,162	555,330	(3%)
Other	50,681	57,064	(11%)	99,517	113,909	(13%)
Total operating revenues	727,072	796,522	(9%)	1,444,432	1,585,655	(9%)
Operating expenses:
Operating expenses	645,415	691,847	(7%)	1,303,588	1,394,680	(7%)
Depreciation	23,958	24,403	(2%)	48,386	48,842	(1%)
Amortization	3,608	3,475	4%	7,007	6,987	—%
Facility consolidation and asset impairment charges	5,097	9,479	(46%)	6,646	19,023	(65%)
Total operating expenses	678,078	729,204	(7%)	1,365,627	1,469,532	(7%)
Operating income	48,994	67,318	(27%)	78,805	116,123	(32%)
Non-operating income, net	27,390	3,571	***	32,239	7,937	***
Provision for income taxes	23,057	18,780	23%	24,470	30,772	(20%)
Net income	$53,327	$52,109	2%	$86,574	$93,288	(7%)
*** Indicates an absolute value percentage change greater than 100.
We generate revenue through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified and national advertising across multiple platforms including print, online, mobile and tablet as well as niche publications. In addition, we generate revenue by providing digital marketing products and services, ranging from search to social media to website development. Circulation revenues are derived principally from distributing our publications on our digital platforms, from home delivery and from single copy sales of our publications. Other revenues are mainly from commercial printing and distribution arrangements.

Quarter ended June 28, 2015 versus quarter ended June 29, 2014

Our operating revenues were $727.1 million in the second quarter of 2015, a decrease of 9% from $796.5 million in the same period last year. This decline is partially due to approximately $12.0 million of prior year revenues related to exited businesses as well as the impact of unfavorable changes in foreign currency rates as described below. The remaining decline in revenues is primarily attributable to ongoing advertiser demand shifts partially offset by positive revenue trends in our digital products as well as $9.3 million of revenues from businesses acquired late in the second quarter of 2015.

Our revenues were generated principally from advertising and circulation sales. Advertising sales accounted for 56% of our total revenues for the second quarter of 2015. Circulation sales accounted for 37% of our total revenues for the second quarter of 2015. Digital revenues, which are a component of advertising, circulation and other revenue, were $177.1 million in the second quarter of 2015 and $175.3 million in the same period in 2014. Digital revenues were up for the quarter in the U.S. as well as at Newsquest in the U.K. when compared to the second quarter of 2014.

Our results in our U.K. operations are translated from the British pound to U.S. dollar at the average exchange rate. This average rate declined 9% in the second quarter of 2015 compared to the same quarter last year and unfavorably impacted second quarter 2015 revenues by approximately $10.6 million.

Advertising revenue: Advertising revenues for the second quarter of 2015 decreased $53.5 million or 12%. This decrease reflects lower advertising demand due to general trends in the newspaper industry, the absence of revenues associated with USA Weekend, which accounted for $8.5 million of the decline, as well as a year-over-year decline in the U.K. exchange rate described above, partially offset by the revenues associated with TNP and RMG. Prior to the acquisition, TNP was accounted for as an equity method investment. TNP and RMG contributed $9.3 million of total operating revenue in the second quarter of 2015 of which approximately $6.0 million is derived from advertising. Digital advertising revenues, which comprise retail, national and classified advertising, were $109.6 million in the second quarter of 2015 and $105.7 million in the second quarter of 2014, a 4% increase over prior year.

Retail advertising revenues decreased by $30.9 million or 13% in the second quarter of 2015. In the U.S., retail advertising declined 11%, which was unfavorably impacted by lower advertising demand. In the U.K., retail advertising revenues increased 2% in local currency.

National advertising revenues decreased by $8.3 million or 14% in the second quarter of 2015, primarily due to lower advertising sales in all markets.

Classified advertising revenues declined 5% in the U.S. and 8% in the U.K. in local currency in the second quarter of 2015. Domestically, automotive advertising decreased $1.2 million for the quarter, while employment and real estate declined $1.6 million and $1.1 million, respectively. In the U.K., all classified advertising categories were lower as a result of general trends in the newspaper industry.

Circulation revenue: Total circulation revenues decreased 3% to $265.9 million in the second quarter of 2015. This change was driven by a reduction in volume that was a result of general industry trends and the impact of price increases in the prior year. Price increases contributed positively to circulation revenues by $21.2 million in the second quarter while foreign currency rate fluctuations negatively affected circulation revenues by $2.7 million. Circulation revenues for our local domestic publishing business were relatively flat in the second quarter of 2015, reflecting ongoing strength of the All Access Content Subscription Model as well as strategic home delivery price increases at our local domestic publishing sites to offset decreases in circulation volumes. Circulation volumes have trended downwards with single copy circulation decreasing daily by 9% and Sunday by 12% in the second quarter of 2015, and home delivery decreasing by 9% for both daily and Sunday. Circulation revenues at USA TODAY declined 10% in the second quarter due to anticipated volume losses. In the U.K., circulation revenues were 1% lower in the second quarter reflecting lower sales and the effect of foreign currency described above.

Other revenue: Commercial printing and other revenues declined 11% for the quarter and totaled $50.7 million, primarily reflecting the sale of a print business in the second quarter of 2014. Other revenues accounted for approximately 7% of total revenues for the quarter.

Six months ended June 28, 2015 versus six months ended June 29, 2014

During the first six months of 2015 operating revenues decreased 9% to $1.4 billion from $1.6 billion in 2014, with decreases primarily focused in advertising revenues. Advertising sales accounted for 56% of our total revenues for the first six months of 2015. Circulation sales accounted for 37% of our total revenues for the first six months of 2015. Digital revenues, such as advertising on various digital platforms and subscription fees, were $351.3 million in the first six months of 2015 and $347.1 million in the same period in 2014. Digital revenues increased during the first six months of 2015 in the U.S. as well as at Newsquest in the U.K. as compared to the same period in 2014.

Our results at Newsquest are translated from the British pound to U.S. dollar at an average exchange rate. For the first six months of 2015, the average exchange rate declined 9% compared to the first six months of 2014, which unfavorably impacted year to date revenue by approximately $19.9 million.

Advertising revenue: Advertising revenue for the first six months of 2015 decreased $108.7 million or 12%. This decrease reflects lower advertising demand due to general trends in the newspaper industry and the absence of revenues associated with USA Weekend and Apartments.com, which together accounted for $22.8 million of the decline, as well as a year-over-year decline in the U.K. exchange rate, which represented $13.3 million of the decline, partially offset by the revenues associated with TNP and RMG. Prior to the acquisition, TNP was accounted for as an equity method investment. TNP and RMG contributed $9.3 million of operating revenue in the first six months of 2015, of which approximately $6.0 million is derived from advertising. Digital advertising revenues, which comprise retail, national and classified advertising, were $214.8 million in the first six months of 2015 and $208.9 million in the first six months of 2014, or a 3% increase over prior year.

Retail advertising revenues were down $59.1 million or 13% for the first six months of 2015. In the U.S., retail advertising decreased 10%, unfavorably impacted by lower advertising demand. In the U.K., retail advertising revenues increased 1% in local currency but were adversely impacted by foreign currency rates that resulted in a reported 8% decline.

National advertising revenues decreased $22.0 million or 17% for the first six months of 2015 due to soft advertising demand.
Classified advertising revenues declined 5% in the U.S. and 7% in the U.K. in local currency for the first six months of 2015. U.S. automotive advertising decreased $2.6 million for the first six months of 2015, while employment and real estate declined $2.1 million and $5.0 million, respectively. In the U.K., all classified advertising categories decreased compared to 2014 as a result of general trends in the newspaper industry.

Circulation revenue: For the first six months of 2015, total circulation revenues decreased 3% to $537.2 million. This change was driven by a reduction in volume, which was a result of general industry trends, and the impact of price increases in the prior year. Price increases contributed positively to circulation revenues by $48.2 million in the first six months of the year, while foreign currency negatively affected circulation revenues by $5.0 million. Circulation revenues for our domestic publishing business were relatively flat in the first six months of 2015, reflecting ongoing strength of the All Access Content Subscription Model as well as strategic home delivery price increases at our local domestic publishing sites to offset decreases in circulation volumes. Circulation volumes have trended downwards with single copy circulation decreasing daily by 9% and Sunday by 12% in the first six months of 2015, and home delivery decreasing by 9% for both daily and Sunday. Circulation revenues at USA TODAY were 10% lower in the first six months of 2015 due to anticipated volume losses. In the U.K., circulation revenues were 3% lower in the first six months of 2015 reflecting the impact of foreign currency rates and lower sales.

Other revenue: Commercial printing and other revenues declined 13% for the first six months of 2015 and totaled $99.5 million. The decrease primarily reflects the sale of a print business. Other revenues accounted for 7% of total revenues for the first six months of 2015.

Operating expenses: Our largest component of operating expense is payroll and benefits. Other significant operating expenses include production and distribution costs. Operating expenses for the quarter and first six months ended June 28, 2015 and June 29, 2014 are described below.

Quarter ended June 28, 2015 versus quarter ended June 29, 2014

Operating expenses decreased 7% during the quarter to $678.1 million compared to $729.2 million in the second quarter of 2014. This decrease was primarily due to continued cost efficiency efforts. Overall cost of sales for the second quarter of 2015 decreased $41.2 million, or 8%, from the second quarter of 2014. Included in cost of sales in the second quarter of 2015 were payroll and employee benefits expenses of approximately $167.7 million, compared with approximately $198.5 million of similar costs in the second quarter of 2014, a 16% decrease. Resource optimization efforts to improve the overall cost structure while driving greater efficiencies drove the decrease from 2014. Also included in cost of sales in the second quarter of 2015 were newsprint costs of approximately $45.3 million compared with approximately $58.9 million in the second quarter of 2014, a 23% decrease. The decrease represents lower prices for newsprint, lower volume and the absence of USA Weekend. The remaining decrease in cost of sales reflects the overall decline in circulation volumes and other revenues, partially offset by an increase in costs related to the new Cars.com affiliate agreement and the effect of acquisitions during the quarter.

Total selling, general and administrative costs for the second quarter of 2015 decreased by $5.2 million, or 3%, from the second quarter of 2014. Included in selling, general and administrative expenses were payroll and employee benefit costs of approximately $126.7 million compared with approximately $129.1 million, a 2% decrease from the second quarter of 2014. Other costs decreased by approximately $2.8 million, primarily reflecting volume declines, partially offset by the effect of acquisitions during the quarter.

Depreciation charges declined by approximately 2% from the second quarter of 2014. We continue to invest in projects that expand our digital offerings, which partially offsets the effect of older assets that have become fully depreciated. Amortization expense increased by 4% as a result of acquisitions during the quarter.

Our space consolidation initiative continued in the second quarter of 2015, resulting in sales of older, underutilized buildings; relocating to more efficient, flexible, digitally-oriented office space; reconfiguring spaces to take advantage of leasing and subleasing opportunities and combining operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Facility consolidation and asset impairment charges to the unaudited condensed combined financial statements.

Six months ended June 28, 2015 versus six months ended June 29, 2014

For the first six months of 2015, operating expenses decreased 7% to $1.4 billion compared to $1.5 billion for the first six months of 2014. Overall cost of sales decreased $75.8 million, or 7%, from the first six months of 2014. Included in cost of sales for the first six months of 2015 were payroll and employee benefit expenses of approximately $342.5 million, compared with approximately $390.3 million for the first six months of 2014, a 12% decrease. Resource optimization efforts to improve the overall cost structure while driving greater efficiencies drove the decrease from 2014. Also included in cost of sales in the first six months of 2015 were newsprint costs of approximately $92.6 million compared with approximately $120.2 million in the first six months of 2014, a 23% decrease. This decrease represents lower prices for newsprint, lower volume and the absence of USA Weekend. The remaining decrease in cost of sales reflects the overall decline in circulation volumes and other revenues, partially offset by an increase in costs related to the new Cars.com affiliate agreement and the effect of acquisitions during the first six months of 2015.

Total selling, general and administrative costs for the first six months of 2015 decreased by $15.3 million, or 4%, from the second quarter of 2014. Included in selling, general and administrative expenses were payroll and employee benefit costs of approximately $252.7 million compared with approximately $264.2 million, a 4% decrease from the first six months of 2014. Other costs decreased by approximately $3.8 million, primarily reflecting volume declines, partially offset by the effect of acquisitions during the first six months of 2015.

Depreciation charges and amortization expense remained flat as compared to the first six months of 2014. We continue to invest in projects that expand our digital offerings, which offsets the effect of older assets that have become fully depreciated.

Our space consolidation initiative continued during the first six months of 2015, resulting in sales of older, underutilized buildings; relocating to more efficient, flexible, digitally-oriented office space; reconfiguring spaces to take advantage of leasing and subleasing opportunities and combining operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Facility consolidation and asset impairment charges to the unaudited condensed combined financial statements.

Non-operating income, net: Our non-operating income, net, is driven by certain items that fall outside of our normal business operations. Non-operating income, net, for the quarter ended June 28, 2015 was $27.4 million compared to $3.6 million in the same period in 2014. Non-operating income, net, for the six months ended June 28, 2015 was $32.2 million compared to $7.9 million in the same period in 2014. The increase over prior year for both the six months ended and the quarter ended June 28, 2015 is driven by the $21.8 million gain recognized upon completing the acquisition of the remaining 59.4% interest in TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the CNP and additional cash consideration.

Income tax expense: As described in our basis of reporting section above, our operations are included in Parent’s state and federal income tax returns. For purposes of these financial statements, we have computed our income taxes as if we were filing separate returns. Current income taxes payable are settled with Parent through “Parent’s investment, net.”

Our reported effective income tax rate on pre-tax income was 30.2% for the three months ended June 28, 2015, compared to 26.5% for the quarter ended June 29, 2014. Our reported effective income tax rate on pre-tax income was 22.0% for the six months ended June 28, 2015, compared to 24.8% for the six months ended June 29, 2014. The tax rate for the six months ended June 28, 2015 was lower than the comparable rate in 2014 due to a one-time tax benefit from a change in accounting method filed with the IRS to amortize previously non-deductible intangible assets.
Liquidity and Capital Resources
Prior to the separation, we had access to Parent’s program of maintaining bank revolving credit availability as a component of our liquidity. Following the separation, we will no longer participate in capital management with Parent and our ability to fund our future cash needs will depend on our ongoing ability to generate and raise cash in the future.
Our operations have historically generated strong positive cash flow which, along with our new credit facility described below, are expected to provide more than adequate liquidity to meet our requirements, including those for investments, strategic acquisitions, expected dividends and expected share repurchases.

Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2015	2014

Net cash flow from operating activities	$26,695	$115,514
Net cash used by investing activities	(27,042)	(3,450)
Net cash used by financing activities	(9,374)	(115,513)
Effect of currency exchange rate change	66	353
Net decrease in cash	$(9,655)	$(3,096)

Our net cash flow from operating activities was $26.7 million for the first six months of 2015, compared to $115.5 million of net cash flow from operating activities for the first six months of 2014. The decrease in net cash flow from operating activities was primarily the result of pension and other postretirement contributions in the first six months of 2015 exceeding pension and other postretirement contributions in the first six months of 2014 by $63.6 million and the effect of the $21.8 million non-cash gain on acquisition of TNP during June 2015. Partially offsetting these decreases is $21.0 million of cash designated for upcoming contributions to deferred compensation plans during 2015.

Cash flows used by investing activities totaled $27.0 million for the first six months of 2015, compared to $3.5 million for the same period in 2014, a difference of $23.6 million. Cash used by investing activities are driven by investments in TNP and RMG, as well as capital investments in the first six months of 2015, offset by proceeds from sales of certain assets and other investments. This change from 2014 reflects increased spending for acquisitions and lower proceeds from the sale of assets in the first six months of 2015, offset by lower capital spending in the first six months of 2015.

Cash flows used for financing activities totaled $9.4 million for the first six months of 2015, compared to $115.5 million for the first six months of 2014. Cash used for financing activities is primarily due to transactions with Parent with nominal impact from cash outflows relating to contingent consideration arrangements. Parent utilizes a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to Parent and vice versa. Accordingly, the net cash flow between us and Parent is presented as a financing activity. The centralized cash management program is more fully discussed in Note 12 - Related party transactions with affiliates in the unaudited condensed combined financial statements.

Revolving credit facility

On June 29, 2015, we entered into a new five-year secured revolving credit facility in an aggregate principal amount of $500 million (“Credit Facility”). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (“LIBOR loan”) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the one month LIBOR rate plus 1.00% (“ABR loan”). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin will vary from 1.00% to 1.50%.
Customary fees are payable in respect of the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, payable quarterly in arrears, based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by a majority of our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property and pledges of the capital stock of each subsidiary guarantor.
Pursuant to the Credit Facility, we are obligated, on or after September 30, 2015, to not permit our consolidated interest coverage ratio to be less than 3.00:1.00 and our total leverage ratio to exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters. The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions described in the Credit Facility, to (i) permit certain liens on current or future assets; (ii) enter into certain corporate transactions; (iii) incur additional indebtedness; (iv) make certain payments or declare certain dividends or distributions; (v) dispose of certain property; (vi) make certain investments; (vii) prepay or amend the terms of other indebtedness; or (viii) enter into certain transactions with our affiliates.

Additional Information

On July 28, 2015, we declared the first-ever quarterly cash dividend of $0.16 per common share. The dividend will be payable on October 1, 2015 to shareholders of record on September 4, 2015.

Our board of directors has approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases will occur from time to time over the three years and there is not any maximum repurchase price for such shares.

Results from Operations - Non-GAAP Information
Presentation of Non-GAAP information
We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read together with financial information presented on a GAAP basis.
We discuss in this report non-GAAP financial performance measures that exclude from our reported GAAP results the impact of special items consisting of workforce restructuring charges, transformation costs and non-cash asset impairment charges.
We believe that such expenses, charges and gains are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. We discuss Adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) workforce restructuring, (6) facility consolidation costs, (7) asset impairment charges, (8) depreciation and (9) amortization. When Adjusted EBITDA is discussed, the most directly comparable GAAP financial measure is Net income.
We also discuss in this report free cash flow, a non-GAAP liquidity measure that adjusts our reported GAAP results for items that we believe are critical to the ongoing success of our business, which results in a free cash flow figure available for use in operations, additional investment and return to shareholders. We define free cash flow as cash flow from operating activities less capital expenditures.
We use non-GAAP financial performance measures for purposes of evaluating our performance and liquidity. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors by allowing them to view our businesses through the eyes of our management and Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of our business. Many of our peer group companies present similar non-GAAP measures to better facilitate industry comparisons.
Discussion of special charges and credits affecting reported results
We recorded workforce restructuring related costs totaling $15.4 million in the second quarter of 2015 and $20.7 million in the second quarter of 2014. For the six months ended June 28, 2015 we recorded workforce restructuring costs totaling $27.3 million compared with $24.1 million in the same period in the prior year. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change our cost structure.
Company-wide transformation plans led us to recognize charges associated with revising the useful lives of certain assets over a shortened period, as well as shutdown costs and charges to reduce the carrying value of assets held for sale to fair value less costs to sell. Total charges for these matters were $1.5 million in the second quarter of 2015 and $9.5 million in the second quarter of 2014. For the six months ended June 28, 2015 we recorded facility consolidation costs totaling $3.0 million compared with $19.0 million in the same period in the prior year.
We performed impairment tests on certain assets, including intangible assets and investments accounted for under the equity method, that resulted in the recognition of impairment charges as well as recognizing accelerated depreciation on certain assets for disposal. These non-cash charges are detailed in Note 3 — Facility consolidation and asset impairment charges to the unaudited condensed combined financial statements.

Combined Summary - Non-GAAP
The following is a discussion of our as-adjusted non-GAAP financial results. All as-adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Reconciliations of Adjusted EBITDA from net income presented in accordance with GAAP on our Unaudited Condensed Combined Statements of Income are presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2015	2014	Change	2015	2014	Change

Net income (GAAP basis)	$53,327	$52,109	2%	$86,574	$93,288	(7%)
Provision for income taxes	23,057	18,780	23%	24,470	30,772	(20%)
Equity income in unconsolidated investees, net	(4,495)	(3,083)	46%	(10,802)	(7,258)	49%
Other non-operating items, net	(22,895)	(488)	***	(21,437)	(679)	***
Operating income (GAAP basis)	48,994	67,318	(27%)	78,805	116,123	(32%)
Workforce restructuring	15,369	20,655	(26%)	27,314	24,120	13%
Facility consolidation costs	1,479	9,479	(84%)	3,028	19,023	(84%)
Asset impairment charges	3,618	—	***	3,618	—	***
Adjusted operating income (non-GAAP basis)	69,460	97,452	(29%)	112,765	159,266	(29%)
Depreciation	23,958	24,403	(2%)	48,386	48,842	(1%)
Amortization	3,608	3,475	4%	7,007	6,987	—%
Adjusted EBITDA (non-GAAP basis)	$97,026	$125,330	(23%)	$168,158	$215,095	(22%)

*** Indicates an absolute value percentage change greater than 100.
Adjusted EBITDA was $97.0 million in the second quarter of 2015 compared to $125.3 million in the second quarter of 2014, a decrease of $28.3 million or 23%. The decline in the second quarter adjusted EBITDA was primarily due to ongoing reductions in print advertising revenues partially offset by cost reductions and efficiency gains in operating expenses as well as increases in digital revenues. Adjusted EBITDA for the six months ended June 28, 2015 of $168.2 million is $46.9 million lower than the $215.1 million recorded in the same period of 2014. These declines in the year-to-date amounts are driven by the same factors affecting the second quarter comparisons.
Reconciliations of Free Cash Flow from net cash flow from operating activities presented in accordance with GAAP on our Unaudited Condensed Combined Statements of Cash Flow are presented below:

In thousands	Year-to-Date
	2015	2014	Change

Net cash flow from operating activities	$26,695	$115,514	(77%)
Capital expenditures	(20,617)	(34,230)	(40%)
Free cash flow	$6,078	$81,284	(93%)
Net cash flow from operating activities was $26.7 million in the six months ended June 28, 2015 compared to $115.5 million in the six months ended in the same period in 2014 due to significantly higher pension and other postretirement contributions in 2015 as well as changes in other assets and liabilities described in more detail above. These two factors resulted in a decrease to free cash flow of $75.2 million from the first six months of 2014 compared with the first six months of 2015. Offsetting this decrease in operating cash flows are lower cash outflows for capital expenditures during the first six months of 2015.
During 2014, we invested significantly in digital development and platform expansion as well as investing in real estate optimization efforts. While we continue to invest in our digital assets, we have slowed our investment in real estate during 2015 compared with 2014. Free cash flow generated in the current year provides us with the opportunity for additional investment as well as return to shareholders via our first dividend which was declared on July 28, 2015. Refer to the “Liquidity and Capital Resources” section of this Item, above, for additional details.

Certain Factors Affecting Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this report. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the statements made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Information Statement, dated June 18, 2015, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 19, 2015, in addition to the following other factors, risks, trends and uncertainties:

•	competitive pressures in the markets in which we operate;

•	increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising;

•	macroeconomic trends and conditions;

•	economic downturns leading to a continuing or accelerated decrease in circulation or local, national or classified advertising;

•	potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks;

•	an accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors;

•	an inability to adapt to technological changes or grow our digital business;

•	an increase in newsprint costs over the levels anticipated;

•
labor relations, including, but not limited to, labor disputes which may cause revenue declines or increased labor cost as well as changes to minimum wage requirements which could impact our hourly workforce;

•	an inability to realize benefits or synergies from acquisitions of new businesses or dispositions of existing businesses or to operate businesses effectively following acquisitions or divestitures;

•	our ability to attract and retain key employees;

•	rapid technological changes and frequent new product introductions prevalent in electronic publishing;

•	a weakening in the British pound to U.S. dollar exchange rate;

•
volatility in financial and credit markets which could affect our ability to raise funds through debt or equity issuances and otherwise affect our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	changes in the regulatory environment which could encumber or impede our efforts to improve operating results or the value of assets;

•	adverse outcomes in proceedings with governmental authorities or administrative agencies;

•	an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges;

•	our inability to engage in certain corporate transactions following the separation;

•	any failure to realize expected benefits from the separation; and

•	other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that our market risk from financial instruments, such as accounts receivable and accounts payable, is not material. We are exposed to foreign exchange rate risk on a limited basis due to our operations in the U.K., for which the British pound is the functional currency. Translation gains or losses affecting the Combined Statements of Income have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 5% for the three months ended and 6% for the six months ended June 28, 2015.

Because we did not have any long-term debt outstanding during any period presented and the interest income or interest expense on interest-bearing assets and liabilities on which we recognize imputed interest, respectively, is not material, we were not nor would we have been significantly impacted by changes in interest rates. Interest-bearing assets are limited to our investment in related party commercial paper which is described in more detail in Note 12 — Related party transactions with affiliates to the unaudited condensed combined financial statements presented in Item 1. There was no interest income recorded on these related party investments in the six months ended June 28, 2015. There was $0.9 million of interest income recorded for the six months ended June 28, 2014. If interest rates had increased or decreased by 1%, “Income before income taxes” would have nominally changed for all periods presented.
Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of June 28, 2015, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments with respect to our potential liability for environmental matters previously reported in our Information Statement, dated June 18, 2015, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 19, 2015 (the “Information Statement”).
Item 1A. Risk Factors

There have been no material changes from the risk factors described in the “Risk Factors” section previously reported in the Information Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This item is not applicable.
Item 3. Defaults Upon Senior Securities
This item is not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
This item is not applicable.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Chief Financial Officer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Separation and Distribution Agreement, dated as of June 26, 2015, by and between Parent and the Company	Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015

3-1	Amended and Restated Certificate of Incorporation of the Company	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015

3-2	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015

10-1	Transition Services Agreement, dated as of June 26, 2015, by and between Parent and the Company	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-2	Tax Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-3	Employee Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015

10-4
Credit Agreement among the Company, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Bank, N.A. and US Bank, National Association, as Co-Syndication Agents, dated as of June 29, 2015
Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-5	Security Agreement, made by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-6	Trademark Security Agreement, dated as of June 29, 2015, by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-7	Guarantee Agreement made by the Subsidiary Guarantors listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-8	2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-9	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-10	Supplemental Retirement Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-11	Supplemental Executive Medical Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-12	Supplemental Executive Medical Plan for Retired Executives	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-13	Key Executive Life Insurance Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-14	Key Executive Life Insurance Plan Participation Agreement	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-15	2015 Transitional Compensation Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-16	Gannett Leadership Team Transition Severance Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-17	2015 Omnibus Incentive Compensation Plan	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015*

10-18	Letter Agreement with Robert J. Dickey	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 8, 2015*

10-19	Letter Agreement with Alison K. Engel	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 8, 2015*

10-20	Letter Agreement with John M. Zidich	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 8, 2015*

10-21	Employment and Separation Agreement with David A. Payne	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 8, 2015*

10-22	Termination Benefits Agreement with Lawrence S. Kramer	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 8, 2015*

10-23	Agreement and Release with Lawrence S. Kramer	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 8, 2015*

19-1	Information Statement of Gannett SpinCo, Inc., dated June 18, 2015	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on June 19, 2015

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, formatted in XBRL includes: (i) Condensed Combined Balance Sheets at June 28, 2015 and December 28, 2014, (ii) Condensed Combined Statements of Income for the fiscal quarters and six months ended June 28, 2015 and June 29, 2014, (iii) Condensed Combined Statements of Comprehensive Income for the fiscal quarters and six months ended June 28, 2015 and June 29, 2014, (iv) Condensed Combined Cash Flow Statements for the fiscal quarters and six months ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Combined Financial Statements
Attached.

* Asterisks identify management contracts and compensatory plans or arrangements.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt representing less than 10% of our total consolidated assets.