Form 10-Q
period 2015-09-27
Gannett Co., Inc.
filed 2015-11-06
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the registrant’s Common Stock, $0.01 par value outstanding as of October 30, 2015 was 115,458,867.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands

	Sept. 27, 2015	Dec. 28, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$142,772	$71,947
Accounts receivable, less allowance for doubtful accounts of $8,291 and $5,788, respectively	309,770	357,523
Inventories	31,406	38,944
Assets held for sale	20,599	18,434
Prepaid expenses and other current assets	63,758	44,222
Total current assets	568,305	531,070
Property, plant and equipment at cost, less accumulated depreciation of $1,691,592 and $1,655,676, respectively	899,439	934,483
Goodwill	577,519	544,345
Intangible assets, net	80,970	50,115
Deferred income taxes	116,993	261,322
Investments and other assets	74,075	63,125
Total assets	$2,317,301	$2,384,460

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$131,658	$125,888
Accrued expenses	212,937	192,897
Dividends payable	18,462	—
Income taxes payable	3,272	13,675
Deferred income	85,554	77,123
Total current liabilities	451,883	409,583
Postretirement medical and life insurance liabilities	88,220	93,474
Pension liabilities	527,000	770,041
Other noncurrent liabilities	170,084	173,890
Total liabilities	1,237,187	1,446,988
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 115,407,088 shares issued	1,154	—
Additional paid-in capital	1,666,390	—
Retained earnings	20,704	—
Former parent’s investment, net	—	1,615,584
Accumulated other comprehensive loss	(608,134)	(678,112)
Total equity	1,080,114	937,472
Total liabilities and equity	$2,317,301	$2,384,460
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Three months ended		Nine months ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Operating revenues:
Advertising	$384,149	$442,088	$1,191,902	$1,358,504
Circulation	265,227	274,542	802,389	829,872
Other	51,860	50,661	151,377	164,570
Total operating revenues	701,236	767,291	2,145,668	2,352,946

Operating Expenses:
Cost of sales and operating expenses	446,358	486,770	1,394,733	1,510,980
Selling, general and administrative expenses	173,035	180,550	528,248	551,020
Depreciation	25,291	24,925	73,677	73,767
Amortization	3,096	3,461	10,103	10,448
Facility consolidation and asset impairment charges	1,343	5,390	7,989	24,413
Total operating expenses	649,123	701,096	2,014,750	2,170,628
Operating income	52,113	66,195	130,918	182,318

Non-operating income:
Equity income in unconsolidated investees, net	609	2,737	11,411	9,995
Other non-operating items, net	(3,415)	(1,851)	18,022	(1,172)
Total non-operating (expense) income	(2,806)	886	29,433	8,823

Income before income taxes	49,307	67,081	160,351	191,141
Provision for income taxes	10,141	16,524	34,611	47,296
Net income	$39,166	$50,557	$125,740	$143,845

Earnings per share – basic	$0.34	$0.44	$1.09	$1.25
Earnings per share – diluted	$0.33	$0.44	$1.08	$1.25
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Three months ended		Nine months ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Net income	$39,166	$50,557	$125,740	$143,845
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(17,071)	(22,896)	(11,996)	(6,626)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(650)	(1,280)	(2,104)	(3,218)
Amortization of actuarial loss	13,909	10,666	42,369	31,910
Remeasurement of pension liability	64,811	—	64,811	—
Remeasurement of postretirement benefits liability	1,983	—	1,983	32,887
Other	14,899	18,066	10,503	2,621
Pension and other postretirement benefit items	94,952	27,452	117,562	64,200
Other comprehensive income, before tax	77,881	4,556	105,566	57,574
Income tax effect related to components of other comprehensive income	(34,072)	(6,846)	(42,825)	(22,103)
Other comprehensive income (loss), net of tax	43,809	(2,290)	62,741	35,471
Comprehensive income	$82,975	$48,267	$188,481	$179,316
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Nine months ended
	Sept. 27, 2015	Sept. 28, 2014

Cash flows from operating activities:
Net income	$125,740	$143,845
Adjustments to reconcile net income to net cash flow from operating activities:
Gain on acquisition	(21,799)	—
Depreciation and amortization	83,780	84,215
Facility consolidation and asset impairment charges	7,989	24,413
Pension and other postretirement expenses, net of contributions	(129,501)	(87,523)
Equity income in unconsolidated investees, net	(11,411)	(9,995)
Stock-based compensation	12,359	11,973
Change in other assets and liabilities, net	85,657	30,425
Net cash flow from operating activities	152,814	197,353
Cash flows from investing activities:
Capital expenditures	(30,945)	(51,579)
Payments for acquisitions, net of cash acquired	(28,668)	—
Payments for investments	(2,750)	(1,500)
Proceeds from investments	12,402	11,615
Proceeds from sale of certain assets	16,324	21,701
Net cash flow used for investing activities	(33,637)	(19,763)
Cash flows from financing activities:
Deferred payments for acquisitions	(1,218)	(1,313)
Proceeds from issuance of common stock upon exercise of stock options	2,727	—
Transactions with former parent, net	(49,701)	(188,984)
Net cash flow used for financing activities	(48,192)	(190,297)
Effect of currency exchange rate change on cash	(160)	(56)
Increase (decrease) in cash and cash equivalents	70,825	(12,763)
Balance of cash and cash equivalents at beginning of period	71,947	78,596
Balance of cash and cash equivalents at end of period	$142,772	$65,833

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$6,545	$—
Cash paid for interest	$567	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1 — Basis of presentation and summary of significant accounting policies
Description of Business: Gannett Co., Inc. (“Gannett,” “our,” “us” and “we”) is a leading international, multi-platform news and information company that delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device. Our operations comprise 112 daily publications in the U.S. and the U.K., more than 400 non-daily local publications in the U.S. and more than 150 such titles in the U.K. Our 93 U.S. daily publications include USA TODAY.

Separation from Former Parent: On June 29, 2015, the separation of Gannett from our former parent, TEGNA, Inc., was completed pursuant to a Separation and Distribution Agreement (the “Separation Agreement”) dated June 26, 2015. On the distribution date of June 29, 2015, our former parent completed the pro rata distribution to its stockholders of 98.5% of the outstanding shares of Gannett common stock (also referred to herein as the “spin-off” or “separation”), and Gannett common stock began trading “regular way” on the New York Stock Exchange. Each holder of our former parent’s common stock received one share of Gannett common stock for every two shares of our former parent’s common stock held on June 22, 2015, the record date for the distribution. Following the distribution, our former parent owns 1.5% of Gannett’s outstanding common stock and our former parent will continue to own our shares for a period of time not to exceed five years after the distribution. Our former parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.

Basis of presentation: Our accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the combined financial statements and combined notes thereto included in our Registration Statement on Form 10, as amended. In our opinion, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Prior to the spin-off, we did not prepare separate financial statements. The accompanying unaudited condensed consolidated and combined financial statements for periods prior to the spin-off were derived from the condensed consolidated financial statements and accounting records of former parent and present our combined financial position, results of operations and cash flows as of and for the periods presented as if we were a separate entity.

Through the date of the spin-off, in preparing these unaudited condensed consolidated and combined financial statements, management has made certain assumptions or implemented methodologies to allocate various expenses from our former parent to us and from us back to our former parent in the form of cost recoveries. These allocations represent services provided between the two entities and are more fully detailed in Note 14 — Relationship with our former parent. All such costs and expenses are assumed to be settled with our former parent through “Former parent’s investment, net” in the period in which the costs were incurred. Current income taxes are also assumed to be settled with our former parent through “Former parent’s investment, net” and settlement is deemed to occur in the year following recognition in the current income tax provision. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone entity during the periods presented.

Subsequent to the spin-off, our financial statements are presented on a consolidated basis as we became a separate consolidated entity.

All intercompany accounts have been eliminated in consolidation. For periods prior to the spin-off, all significant intercompany transactions between either (i) us and our former parent or (ii) us and our former parent’s affiliates have been included within the unaudited condensed combined financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either (i) us and our former parent or (ii) us and our former parent affiliates are included in “Former parent’s investment, net.” These intercompany transactions are further described in Note 14 — Relationship with our former parent. The total net effect of these intercompany transactions is reflected in the Unaudited Condensed Consolidated and Combined Statements of Cash Flows as financing activities.

Use of Estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated and combined financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

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

In July 2015, the FASB issued ASU 2015-11 Inventory (“Topic 330”): “Simplifying the Measurement of Inventory,” which requires entities using the first-in, first-out (“FIFO”) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. Topic 330 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Topic 330 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of Topic 330 and assessing the impact on our consolidated financial results.

In September 2015, the FASB issued ASU 2015-16 Business Combinations (“Topic 805”): “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under Topic 805, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of Topic 805 and assessing the impact, if any, on our consolidated financial results.

NOTE 2 — Acquisitions and dispositions
On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the Texas-New Mexico Newspapers Partnership (“TNP”) that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”), valued at $34.4 million, and additional cash consideration, net of cash acquired, of $5.2 million. As a result, we own 100% of TNP and no longer have any ownership interest or continuing involvement in CNP. Through the transaction, we acquired news organizations in Texas (El Paso Times), New Mexico (Alamogordo Daily News; Carlsbad Current-Argus; The Daily Times in Farmington; Deming Headlight; Las Cruces Sun-News; and Silver City Sun-News) and Pennsylvania (Chambersburg Public Opinion; Hanover Evening Sun; Lebanon Daily News; and The York Daily Record).

The purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. The allocation of the purchase price is based upon management’s preliminary estimates. At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Current assets	$12,310
Property, plant and equipment	20,792
Intangible assets	28,440
Goodwill	28,250
Total assets acquired	89,792
Current liabilities	10,860
Noncurrent liabilities	11,878
Total liabilities assumed	22,738
Net assets acquired	$67,054

The fair value of our 40.6% interest in TNP on the acquisition date was $26.6 million. We recognized a $21.8 million pre-tax non-cash gain on the transaction. This gain is included in “Other non-operating items, net” on the nine months ended September 27, 2015 Unaudited Condensed Consolidated and Combined Statements of Income. The impact to our Unaudited Condensed Consolidated and Combined Statements of Income, since the June 1, 2015, acquisition date, was approximately $26.5 million of revenue.

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

On May 26, 2015, Newsquest paid $23.4 million, net of cash acquired, to purchase 100% of the shares of Romanes Media Group (“RMG”). RMG publishes local newspapers in Scotland, Berkshire and Northern Ireland and its portfolio comprises one daily newspaper, 28 weekly newspapers and their associated websites. The impact to our Unaudited Condensed Consolidated and Combined Statements of Income since the acquisition date was $9.6 million of revenue.

NOTE 3 — Restructuring activities

Severance-related expenses: We have initiated various cost reducing actions that are severance-related.

In March 2015, we announced an Early Retirement Opportunity Program (“EROP”) for our USA TODAY employees. In accordance with Accounting Standards Codification (“ASC”) Topic 712, we recorded severance-related expenses of $7.8 million for the nine months ended September 27, 2015.

In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. For employees that accepted the offer prior to September 27, 2015, we recorded estimated severance of $10.6 million for the three months ended September 27, 2015. We estimate that we will record additional severance-related expenses of approximately $21 million in the fourth quarter of 2015.

We also had other employee termination actions associated with our facility consolidation and other cost efficiency efforts. We recorded severance-related expenses of $5.9 million and $2.9 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and $25.4 million and $13.2 million for the nine months ended September 27, 2015 and September 28, 2014, respectively.

We recorded $13.5 million and $35.5 million in costs of sales and operating expenses and $2.9 million and $8.3 million in selling, general and administrative expenses during the three and nine months ended September 27, 2015, respectively, related to our EROP and employee termination actions. We recorded $2.2 million and $10.5 million in costs of sales and operating expenses and $0.6 million and $2.7 million in selling, general and administrative expenses during the three and nine months ended September 28, 2014, respectively, related to employee termination actions.

Facility consolidation and impairment charges: We evaluated and revised the carrying values and useful lives of property, plant and equipment at certain sites to reflect the use of those assets over a shortened period because of facility consolidation efforts. Certain assets classified as held-for-sale according to Accounting Standards Codification (“ASC”) Topic 360 resulted in us recognizing non-cash charges in both 2015 and 2014 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets. We recorded pre-tax charges for facility consolidations and asset impairments of $1.3 million and $5.4 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and $8.0 million and $24.4 million for the nine months ended September 27, 2015 and September 28, 2014, respectively.

NOTE 4 — Goodwill and other intangible assets

The following table displays information on our goodwill, indefinite-lived intangible assets and amortizable intangible assets:

In thousands	Sept. 27, 2015		Dec. 28, 2014
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Goodwill	$577,519	$—	$544,345	$—
Indefinite-lived intangibles:
Mastheads and trade names	32,691	—	13,469	—
Amortizable intangible assets:
Customer relationships	195,198	(149,131)	173,822	(140,720)
Other	14,279	(12,067)	14,279	(10,735)

Customer relationships include subscriber lists and advertiser relationships and are amortized on a straight-line basis over their useful lives. Other intangibles are primarily amortizable trade names and are amortized on a straight-line basis over their useful lives.

The following table summarizes the changes in our net goodwill balance through September 27, 2015:

In thousands
Balance at Dec. 28, 2014:
Goodwill	$7,358,420
Accumulated impairment losses	(6,814,075)
Net balance at Dec. 28, 2014	544,345
Activity during the period:
Acquisitions and Adjustments (see Note 2)	38,171
Foreign currency exchange rate changes	(4,997)
Total	33,174
Balance at Sept. 27, 2015:
Goodwill	7,335,050
Accumulated impairment losses	(6,757,531)
Net balance at Sept. 27, 2015	$577,519

NOTE 5 — Revolving Credit Facility
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
Customary fees are payable related to the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, payable quarterly in arrears, based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by a majority of our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property and pledges of the capital stock of each subsidiary guarantor.
Pursuant to the Credit Facility, on or after September 30, 2015 we are obligated to not permit our consolidated interest coverage ratio to be less than 3.00:1.00 and our total leverage ratio to exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters. We were in compliance with these financial covenants as of September 30, 2015.
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
As of September 27, 2015, we had no outstanding borrowings under the Credit Facility. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. As of September 27, 2015, we had $38.0 million of letters of credit outstanding and $462.0 million of availability remaining. Subsequent to September 27, 2015, $21.0 million of the letters of credit was canceled and the availability under the Credit Facility increased to $483.0 million.
NOTE 6 — Retirement plans
Defined benefit retirement plans: We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. A portion of our current and former employees also participated in pension plans sponsored by our former parent. Retirement benefits obligations pursuant to the former parent-sponsored retirement plans related to our current and former employees were transferred to us at the separation date and, accordingly, were allocated to us in our unaudited condensed combined financial statements for all periods prior to the spin-off. This allocation was done by determining the projected benefit obligation of participants for which the liability was transferred. Subsequent to the spin-off, no further costs were allocated to us.

The most significant defined benefit plan is the Gannett Retirement Plan (“GRP”). The fair value of our GRP plan assets immediately after the spin-off was $1.9 billion.

The cost of our retirement plans is actuarially determined. As a result of the spin-off, we recorded a reduction to the liability of $64.8 million with a corresponding adjustment to “Accumulated other comprehensive loss,” which was primarily related to the remeasurement of our pension obligation during the third quarter of 2015. This remeasurement resulted in a change in the discount rate from 4.05% to 4.40%.

Our retirement plan costs include costs for all of our qualified plans and our allocated portions of former parent-sponsored qualified and non-qualified plans and are presented in the following table:

In thousands	Three months ended		Nine months ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Service cost-benefits earned during the period	$995	$1,154	$3,204	$3,456
Interest cost on benefit obligation	32,997	36,511	98,483	109,488
Expected return on plan assets	(49,742)	(51,728)	(147,068)	(155,127)
Amortization of prior service cost	1,705	1,742	5,173	5,226
Amortization of actuarial loss	13,594	10,464	41,267	31,382
Expense (credit) for retirement plans	$(451)	$(1,857)	$1,059	$(5,575)

Prior to the distribution date of June 29, 2015, our portion of pension contributions to the GRP was $104.7 million. Beginning in 2016 we will make additional contributions of $25 million in each of the next five fiscal years ending in 2020 and $15 million in 2021.

For the nine months ended September 27, 2015, we contributed $8.7 million (£5.7 million) to the Newsquest Pension Scheme in the U.K. (“Newsquest Plan”). We expect to contribute approximately £1.9 million to the Newsquest Plan throughout the remainder of 2015.

Defined contribution plans: Our U.S. employees historically participated in various former parent qualified 401(k) savings plans and now participate in Gannett qualified 401(k) savings plans, permitting eligible employees to make voluntary contributions on a pre-tax basis up to 50% of compensation subject to certain limits. Substantially all of our employees (other than those covered by certain collective bargaining agreements) scheduled to work at least 1,000 hours during each year of employment are eligible to participate. The plans allow participants to invest their savings in various investments. For most participants, the plan’s matching formula is 100% of the first 5% of employee contributions. The employer match obligation is settled by buying our stock in the open market and depositing it in the participants’ accounts.

Amounts charged to expense for employer contributions to the 401(k) savings plans totaled $6.5 million and $7.3 million in the three months ended September 27, 2015 and September 28, 2014, respectively. Amounts charged to expense for employer contributions to 401(k) savings plans totaled $21.2 million and $23.2 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. These amounts are recorded in “Cost of sales and operating expenses” and “Selling, general and administrative expenses” as appropriate, in the Unaudited Condensed Consolidated and Combined Statements of Income.
NOTE 7 — Postretirement benefits other than pension
We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits, and retiree contributions are increased as actual benefit costs increase.

Certain of our employees also participated in postretirement defined benefit plans sponsored by our former parent. Health care and life insurance benefit obligations pursuant to the former parent-sponsored postretirement plans related to our current and former employees were transferred to us at the separation date and, accordingly, have been allocated to us in our unaudited condensed consolidated and combined financial statements for periods prior to the separation date by determining the projected benefit obligation of participants for which the liability was transferred. Subsequent to the separation, no further costs were allocated to us.

The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. In March 2014, our former parent adopted changes to the retiree medical plan that were effective July 1, 2014. Beginning on that date, a stipend is paid to certain Medicare-eligible Gannett retirees. As a result of this change, our former parent remeasured the related postretirement benefit obligation during the first quarter of 2014 and recorded a reduction to the liability of $33.9 million, of which our allocated portion was $32.9 million (with a corresponding adjustment to “Accumulated other comprehensive loss”).

As a result of the separation, we remeasured our postretirement benefit obligation during the third quarter of 2015 and recorded a reduction to the liability of $2.0 million with a corresponding adjustment to “Accumulated other comprehensive loss.”

Our postretirement benefit costs and our allocated portions of former parent-sponsored postretirement plans for health care and life insurance are presented in the following table:

In thousands	Three months ended		Nine months ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Service cost-benefits earned during the period	$75	$91	$272	$277
Interest cost on net benefit obligation	989	1,075	2,961	3,567
Amortization of prior service credit	(2,355)	(3,022)	(7,277)	(8,444)
Amortization of actuarial loss	315	202	1,102	528
Net periodic postretirement benefit credit	$(976)	$(1,654)	$(2,942)	$(4,072)
NOTE 8 — Income taxes
Our reported effective income tax rate on pre-tax income was 20.6% for the three months ended September 27, 2015, compared to 24.6% for the three months ended September 28, 2014. Our reported effective income tax rate on pre-tax income was 21.6% for the nine months ended September 27, 2015, compared to 24.7% for the nine months ended September 28, 2014. The tax rate for the nine months ended September 27, 2015 was lower than the comparable rate in 2014 due to a one-time tax benefit from a change in accounting method filed with the IRS to amortize previously non-deductible intangible assets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $11.7 million as of September 27, 2015 and $7.5 million at December 28, 2014. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $3.4 million as of September 27, 2015 and $1.1 million as of December 28, 2014.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $2.5 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

In connection with the spin-off, we entered into a tax matters agreement with our former parent which states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. We are generally responsible for taxes allocable to periods (or portions of periods) beginning after the spin-off. Although any changes with regards to additional income tax liabilities which relate to periods prior to the spin-off may impact our effective tax rate in the future, we may be entitled to seek indemnification for these items from our former parent under the tax mnatters agreement.

NOTE 9 — Supplemental equity information
The following table summarizes equity account activity for the nine months ended September 27, 2015 and September 28, 2014:

In thousands
Balance at Dec. 28, 2014	$937,472
Comprehensive income:
Net income	125,740
Other comprehensive income	62,741
Total comprehensive income	188,481
Dividends declared	(18,462)
Stock-based compensation	12,359
Transactions with our former parent, net	(43,145)
Other activity	3,409
Balance at Sept. 27, 2015	$1,080,114

Balance at Dec. 29, 2013	$1,265,221
Comprehensive income:
Net income	143,845
Other comprehensive income	35,471
Total comprehensive income	179,316
Transactions with our former parent, net	(177,012)
Balance at Sept. 28, 2014	$1,267,525

The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total

Three months ended:
Balance at June 28, 2015	$(1,068,455)	$409,275	$(659,180)
Other comprehensive income (loss) before reclassifications	52,664	(17,071)	35,593
Amounts reclassified from accumulated other comprehensive loss	8,216	—	8,216
Other comprehensive income (loss)	60,880	(17,071)	43,809
Transactions with our former parent, net	7,237	—	7,237
Balance at Sept. 27, 2015	$(1,000,338)	$392,204	$(608,134)

Balance at June 29, 2014	$(852,104)	$447,884	$(404,220)
Other comprehensive income (loss) before reclassifications	14,453	(22,896)	(8,443)
Amounts reclassified from accumulated other comprehensive loss	6,153	—	6,153
Other comprehensive income (loss)	20,606	(22,896)	(2,290)
Balance at Sept. 28, 2014	$(831,498)	$424,988	$(406,510)

Nine months ended:
Balance at Dec. 28, 2014	$(1,082,312)	$404,200	$(678,112)
Other comprehensive income (loss) before reclassifications	49,147	(11,996)	37,151
Amounts reclassified from accumulated other comprehensive loss	25,590	—	25,590
Other comprehensive income (loss)	74,737	(11,996)	62,741
Transactions with our former parent, net	7,237	—	7,237
Balance at Sept. 27, 2015	$(1,000,338)	$392,204	$(608,134)

Balance at Dec. 29, 2013	$(873,595)	$431,614	$(441,981)
Other comprehensive income (loss) before reclassifications	23,314	(6,626)	16,688
Amounts reclassified from accumulated other comprehensive loss	18,783	—	18,783
Other comprehensive income (loss)	42,097	(6,626)	35,471
Balance at Sept. 28, 2014	$(831,498)	$424,988	$(406,510)
Accumulated other comprehensive loss components are included in computing net periodic postretirement costs (see Note 6 — Retirement plans and Note 7 — Postretirement benefits other than pension for more detail). Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended		Nine months ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Amortization of prior service credit, net	$(650)	$(1,280)	$(2,104)	$(3,218)
Amortization of actuarial loss	13,909	10,666	42,369	31,910
Total reclassifications, before tax	13,259	9,386	40,265	28,692
Income tax effect	(5,043)	(3,233)	(14,675)	(9,909)
Total reclassifications, net of tax	$8,216	$6,153	$25,590	$18,783

NOTE 10 — Fair value measurement
We measure and record in the accompanying unaudited condensed consolidated and combined financial statements certain assets and liabilities at fair value.  ASC Topic 820, Fair Value Measurement, establishes a hierarchy for those instruments measured at fair value that distinguishes between market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 - Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.

As of September 27, 2015 and December 28, 2014, assets held at fair value measured on a recurring basis primarily consist of pension plan assets.

We also have certain assets that are held for sale that require fair value measurement on a non-recurring basis. Assets held for sale, which are classified as Level 3 assets, total $20.6 million as of September 27, 2015 and $18.4 million as of December 28, 2014.
NOTE 11 — Commitments, contingencies and other matters
Telephone Consumer Protection Act (“TCPA”) litigation: On January 2, 2014, a class action lawsuit was filed against Gannett in the United States District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the TCPA arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs seek to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). The ultimate outcome of this proceeding is uncertain, but may be material to our results of operations and cash flows. We are vigorously defending the case and have asserted cross-claims against the vendor.

Environmental contingency: In March 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. EPA that it had been identified as a potentially responsible party (“PRP”) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. The U.S. EPA has approved the work plan for the investigation and remediation, and has transferred responsibility for oversight of this work to the Alabama Department of Environmental Management. The investigation and remediation are underway. In the third quarter of 2015, the Advertiser and other members of the Downtown Environmental Alliance also reached a settlement with the U.S. EPA regarding the costs that U.S. EPA spent to investigate the site. The Advertiser’s final costs cannot be determined until the cleanup work is completed and contributions from other PRPs are finalized. A portion of The Advertiser’s costs have been and are expected to be covered by liability insurance.

Other: We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. Management believes any liability that exists as a result of these matters is immaterial.

NOTE 12 — Stock-based compensation

Prior to the date of separation from former parent, Gannett established the Gannett Co. Inc. Omnibus Incentive Compensation Plan (“Gannett plan”) for the purpose of granting equity-based and cash-based awards to Gannett employees and directors. The Gannett plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units (“RSUs”), performance shares, performance units, and cash-based awards.

Prior to the spin-off, Gannett employees were eligible to participate in our former parent’s 2001 Omnibus Incentive Compensation Plan (“former parent plan”). The former parent plan provided for the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance shares and other equity-based and cash-based awards. In connection with the spin-off, 4.4 million former parent options, 8.3 million former parent RSUs and 3.0 million former parent performance shares were converted to 1.1 million Gannett options, 3.0 million Gannett RSUs and 1.0 million Gannett performance shares, respectively. These awards were modified under the mandatory anti-dilution provision of the grants and an incremental cost of $3.1 million will be recorded over the remaining vesting periods of these awards.

Stock-based compensation expense for Gannett employee participants in both plans have been included within selling, general, and administrative expense within these condensed consolidated and combined financial statements. Prior to the distribution date, stock-based compensation expense for Gannett participants in the former parent plan was allocated to us.

Stock-based compensation expense under both plans during the three and nine months ended September 27, 2015 totaled $5.8 million and $12.4 million, respectively. Stock-based compensation expense under the former parent plan totaled $3.7 million and $12.0 million for the three and nine months ended September 28, 2014, respectively.

The following table summarizes the RSU activity for the three months ended September 27, 2015:

	Shares	Weighted Average Fair Value

Outstanding and unvested at beginning of period	2,885,994	$10.86
Granted	187,517	$11.17
Vested	(70,219)	$10.20
Canceled	(125,659)	$11.00
Outstanding and unvested at end of period	2,877,633	$10.89

As of September 27, 2015, we had not yet recognized compensation costs related to RSUs of $23.7 million on unvested awards with a weighted average remaining recognition period of 2.6 years.

The following table summarizes the performance share activity for the three months ended September 27, 2015:

	Shares	Weighted Average Fair Value

Outstanding and unvested at beginning of period	926,138	$15.48
Canceled	(65,556)	$14.77
Outstanding and unvested at end of period	860,582	$15.54

As of September 27, 2015, we had not yet recognized compensation costs related to performance shares of $5.8 million on unvested awards with a weighted average remaining recognition period of 1.9 years.

As of September 27, 2015, all stock options were fully vested.
NOTE 13 — Earnings per share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under equity-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.

On June 29, 2015, our former parent distributed 98.5% of our total shares and retained the remaining 1.5%. The total shares outstanding at that date was approximately 115 million. The total number of shares outstanding at that date is used for the calculation of both basic and diluted earnings per share for the three and nine months ended September 28, 2014.

Our board of directors previously announced a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. As of September 27, 2015, no shares have been repurchased under this program.

For the three and nine months ended September 27, 2015 and September 28, 2014, basic and diluted earnings per share were as follows:

In thousands, except per share data	Three months ended		Nine months ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Net income	$39,166	$50,557	$125,740	$143,845
Weighted average number of shares outstanding - basic	115,186	114,959	115,035	114,959
Weighted average number of shares outstanding - diluted	118,168	114,959	116,029	114,959
Earnings per share - basic	$0.34	$0.44	$1.09	$1.25
Earnings per share - diluted	$0.33	$0.44	$1.08	$1.25

On July 28, 2015, we declared the first-ever quarterly cash dividend of $0.16 per common share. The dividend was paid on October 1, 2015 to shareholders of record on September 4, 2015.

NOTE 14 — Relationship with our former parent
Subsequent to the spin-off

Transition services agreement: In connection with the spin-off, we entered into a transition services agreement with our former parent, pursuant to which we and our former parent will provide to each other certain specified services on a transitional basis, including various information technology, financial and administrative services. The charges for the transition services generally are expected to allow the providing entity to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service plus, in some cases, the allocated indirect costs of providing the services, generally without profit. Subsequent to separation, we provided certain IT, payroll and other services to our former parent in the amount of $3.0 million for the three months ended September 27, 2015. Our former parent provided certain services to us in the amount of $1.6 million for the three months ended September 27, 2015.

The transition services agreement will terminate on the expiration of the term of the last service provided under it, not later than 24 months following the distribution date. The recipient for a particular service generally can terminate that service prior to the scheduled expiration date, subject generally to a minimum service period of 90 days and minimum notice period of 30 days. Due to the interdependencies between some services, certain services may be extended or terminated early only if other services are coterminous.

Employee matters agreement: In connection with the spin-off, we entered into an employee matters agreement with our former parent prior to the separation to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company. See Note 6 — Retirement plans and Note 7 — Postretirement benefits other than pension for more detail.

Lease agreement: In connection with the spin-off, we entered into a lease agreement with our former parent to lease back corporate office space we continue to occupy. Occupancy costs, including facility rent, repairs and maintenance, security and other occupancy related costs, for this lease were $2.9 million for the quarter ended September 27, 2015. Our former parent sold this corporate office space on October 2, 2015.

Revenue and other transactions entered into in the ordinary course of business: Certain of our revenue arrangements relate to contracts entered into in the ordinary course of business with former parent and its affiliates, principally Cars.com, CareerBuilder and G/O Digital.

Prior to the spin-off

The following is a discussion of our relationship with our former parent prior to the spin-off, including the services provided by both parties and how transactions with our former parent and its affiliates through June 28, 2015 were accounted for in the unaudited condensed consolidated and combined financial statements.

Equity: Equity in the Unaudited Condensed Combined Balance Sheets includes the accumulated balance of transactions between us and our former parent, our paid-in-capital and our former parent’s interest in our cumulative retained earnings, which are presented within “Former parent’s investment, net” and combined with “Accumulated other comprehensive loss” as the two components of equity. The amounts comprising the accumulated balance of transactions between us, our former parent and its affiliates include (i) the cumulative net assets attributed to us by our former parent and its affiliates, (ii) the cumulative net advances to former parent representing our cumulative funds swept (net of funding provided by our former parent and its affiliates to us) as part of the centralized cash management program described further below and (iii) the cumulative charges (net of credits) allocated by our former parent and its affiliates to us for certain support services received by us.

Centralized cash management: Prior to the spin-off, our former parent utilized a centralized approach to cash management and the financing of its operations, providing funds to its entities as needed. These transactions were recorded in “Former parent’s investment, net” when advanced. Accordingly, none of our former parent’s cash and cash equivalents were assigned to us in the unaudited condensed consolidated and combined financial statements. “Cash and cash equivalents” in our Unaudited Condensed Consolidated and Combined Balance Sheets represent cash held by us. Included in “Cash and cash equivalents” as of December 28, 2014 were investments in commercial paper of former parent totaling $63.9 million. These investments matured prior to the spin-off and are now cash held by us as of September 27, 2015. Interest income recorded on these investments, recorded within “Other non-operating items, net”, was $0.4 million for the nine months ended September 27, 2015 and $1.4 million for the nine months ended September 28, 2014.

Support services provided and other amounts with our former parent and former parent’s affiliates: Prior to the spin-off, we received allocated charges from our former parent and its affiliates for certain corporate support services, which are recorded within “Selling, general and administrative expense” in our Unaudited Condensed Combined Statements of Income, net of cost recoveries reflecting services provided by us and allocated to our former parent. Management believes that the bases used for the allocations are reasonable and reflect the portion of such costs, net of cost recoveries, attributable to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company.

These allocated costs, net of cost recoveries, are summarized in the following table:

In thousands	Three months ended	Nine months ended
	Sept. 28, 2014	Sept. 27, 2015(a)	Sept. 28, 2014

Corporate allocations (b)	$14,267	$25,832	$43,573
Occupancy (c)	1,331	2,884	4,392
Depreciation (d)	2,108	4,067	6,514
Other support costs (e)	3,936	6,249	11,807
Cost recoveries (f)	(2,384)	(6,055)	(6,982)
Total	$19,258	$32,977	$59,304

(a) Costs were allocated from our former parent to us up to the spin date. No costs were allocated to us by our former parent after the spin-off.

(b) The corporate allocations related to support we received from our former parent and its affiliates for certain corporate activities include: (i) corporate general and administrative expenses, (ii) marketing services, (iii) investor relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) information technology, (xi) production services, (xii) travel services and (xiii) other former parent corporate and infrastructure costs. For these services, we recorded an allocation of a management fee based on actual costs incurred by our former parent and its affiliates. This was allocated to us based upon our revenue as a percentage of total former parent revenue in each fiscal period.

(c) Occupancy costs relate to certain facilities owned and/or leased by our former parent and its affiliates that were utilized by our employees and principally relate to shared corporate office space. These costs were charged to us primarily based on actual square footage utilized or our revenue as a percentage of total former parent revenue in each fiscal period. Occupancy costs include facility rent, repairs and maintenance, security and other occupancy related costs incurred to manage the properties.

(d) Depreciation expense was allocated by former parent and its affiliates for certain assets. These assets primarily relate to facilities and IT equipment that are utilized by former parent and us to operate our businesses. These assets have not been included in our Unaudited Condensed Combined Balance Sheets. Depreciation expense was allocated primarily based on our revenue as a percentage of total former parent revenue or our utilization of these assets.

(e) Other support costs related to charges to us from former parent and its affiliates include certain insurance costs and our allocated portions of share-based compensation costs and net periodic pension costs relating to the Gannett Supplemental Retirement Plan (“SERP”) for employees of our former parent. Such costs were allocated based on actual costs incurred or our revenue as a percentage of total former parent revenue.

(f) Cost recoveries reflect costs recovered from our former parent and our former parent’s affiliates for functions provided by us such as functions that serve our former parent’s digital and broadcasting platforms for content optimization and financial transaction processing at shared service centers. Such costs were primarily allocated based on our revenue as a percentage of total former parent revenue or based upon transactional volume in each fiscal year.

NOTE 15 — Subsequent events
On October 7, 2015 we entered into a merger agreement for the acquisition of Journal Media Group, Inc. (“JMG”) for approximately $280 million. JMG is a media company with print and digital publishing operations serving 14 U.S. markets in nine states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis.
The combination of JMG and Gannett will create a portfolio of 106 local markets in the U.S., accelerating the growth of our unique domestic visitors each month. The acquisition will also enable the combined company to realize significant operating efficiencies. The properties in JMG’s markets will benefit from the consolidated functions Gannett has established over the last several years. Additionally, the regional proximity of some of the JMG markets will also enable Gannett to further utilize its printing and distribution assets.
Gannett will finance the transaction through a combination of cash on hand and borrowings under our $500 million Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated and combined financial statements and related notes. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q includes carve-out financial information for periods prior to the spin-off date. This carve-out information may not necessarily reflect what our financial condition, results of operations and cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.
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
Overview

Our operations comprise 112 daily publications and related digital platforms in the U.S. and the U.K., more than 400 non-daily local publications in the U.S. and more than 150 such titles in the U.K. Our 93 U.S. daily publications include USA TODAY, a nationally recognized news and information publication, which is ranked first in combined print and digital circulation according to Alliance for Audited Media’s June 2015 Quarterly Filing. In the markets we serve, we also operate desktop, smartphone and tablet products which are tightly integrated with publishing operations. Our operations also include commercial printing, newswire, marketing and data services operations. Certain of our businesses have strategic relationships with the online businesses of our former parent, including CareerBuilder, Cars.com, and G/O Digital.

Separation from Parent

On June 29, 2015, our former parent completed the separation through a pro rata distribution to our former parent’s stockholders of 98.5% of the outstanding shares of our common stock. Each holder of our former parent’s common stock received one share of our common stock for every two shares of former parent common stock held on June 22, 2015, the record date for the distribution. Following the distribution, our former parent owns 1.5% of our outstanding common stock. Our former parent will continue to own our shares for a period of time not to exceed five years after the distribution. Our former parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.
Certain Matters Affecting Current and Future Operating Results

The following items affect period-over-period comparisons from 2014 and will affect period-over-period comparisons for future results:

•
Shutdown of USA Weekend - USA Weekend ceased operating in December 2014. For the third quarter of 2015 and through the first nine months of 2015 revenue comparisons to the same period in the prior year were negatively impacted by $7.6 million and $26.9 million, respectively.

•	Acquisition of Texas-New Mexico Newspaper Partnership (“TNP”) and Romanes Media Group (“RMG”) -
During the first nine months of 2015, we acquired two businesses which we expect to be accretive to earnings in future periods, contributing approximately $100 million in revenues over the next twelve months.

On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”) and additional cash consideration. As a result, we own 100% of TNP and no longer have any ownership interest in CNP. Our results reflect an increase in total revenues of $20.1 million in the third quarter and $26.5 million in the first nine months of 2015 as a result of consolidating TNP and a decrease in quarter to date and year to date “Equity income in unconsolidated investees, net” of $2.3 million and $2.7 million, respectively.

On May 26, 2015, Newsquest acquired RMG, one of the leading regional media groups in the U.K. RMG publishes local newspapers in Scotland, Berkshire and Northern Ireland and its portfolio comprises one daily newspaper and 28 weekly newspapers and their associated websites. Our results reflect an increase in total revenues of $6.8 million in the third quarter and $9.6 million in the first nine months of 2015 as a result of the acquisition.

•
Foreign Currency - Our U.K. publishing operations are conducted through our Newsquest subsidiary. Our U.K. earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a strengthening in that exchange rate will improve our U.K. revenue and earnings contributions to consolidated results. A weakening of that exchange rate (i.e., a stronger U.S. dollar) will have a negative impact. Results for the third quarter of 2015 were translated from the British pound to U.S. dollars at an average rate of 1.55 compared to 1.67 in the third quarter last year. This 7% decline in the exchange rate unfavorably impacted third quarter of 2015 revenue comparisons by approximately $8.4 million.

•
Restructuring Activities - We continue to implement previously disclosed cost reduction actions, which will result in an approximately $67 million in cost savings over the second half of 2015 and first half of 2016. These actions include:

◦
Facility Consolidation and Asset Impairment Charges - We evaluated the carrying values of property, plant and equipment at certain sites because of facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. We recorded pre-tax charges for facility consolidations and asset impairments of $1.3 million and $5.4 million in the third quarter of 2015 and 2014, respectively, and $8.0 million and $24.4 million for the first nine months of 2015 and 2014, respectively.

◦	Severance-related Expenses - We have initiated various cost reducing actions that are severance-related.

In March 2015, we announced an Early Retirement Opportunity Program (“EROP”) for our USA TODAY employees. We recorded severance-related expenses of $7.8 million for the nine months ended September 27, 2015.

In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. For employees that accepted the offer prior to September 27, 2015, we recorded estimated severance of $10.6 million for the three months ended September 27, 2015. We estimate that we will record additional severance-related expenses of $21 million in the fourth quarter of 2015.

We also had other employee termination actions associated with our facility consolidation and other cost reduction efforts. We recorded severance-related expenses of $5.9 million and $2.9 million for the three months ended September 27, 2015 and September 28, 2014, respectively, and $25.4 million and $13.2 million for the nine months ended September 27, 2015 and September 28, 2014, respectively.

•
New Digital Agreements - Beginning in the third quarter of 2015 and in conjunction with the execution of new agreements (principally Cars.com and CareerBuilder), we began reporting wholesale fees associated with sales of certain third party digital advertising products and services on a net basis, as a reduction of the associated digital advertising revenues, rather than in operating expenses, in our condensed consolidated and combined statements of income. There is no impact on operating income, operating cash flows, net income or earnings per share. For the third quarter of 2015 revenue comparisons to the same period in the prior year were negatively impacted by $16.2 million.

Results from Operations
A summary of our results is presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2015	2014	Change	2015	2014	Change
Operating revenues:
Advertising	$384,149	$442,088	(13%)	$1,191,902	$1,358,504	(12%)
Circulation	265,227	274,542	(3%)	802,389	829,872	(3%)
Other	51,860	50,661	2%	151,377	164,570	(8%)
Total operating revenues	701,236	767,291	(9%)	2,145,668	2,352,946	(9%)
Operating expenses:
Operating expenses	619,393	667,320	(7%)	1,922,981	2,062,000	(7%)
Depreciation	25,291	24,925	1%	73,677	73,767	—%
Amortization	3,096	3,461	(11%)	10,103	10,448	(3%)
Facility consolidation and asset impairment charges	1,343	5,390	(75%)	7,989	24,413	(67%)
Total operating expenses	649,123	701,096	(7%)	2,014,750	2,170,628	(7%)
Operating income	52,113	66,195	(21%)	130,918	182,318	(28%)
Non-operating (expense) income, net	(2,806)	886	***	29,433	8,823	***
Provision for income taxes	10,141	16,524	(39%)	34,611	47,296	(27%)
Net income	$39,166	$50,557	(23%)	$125,740	$143,845	(13%)
*** Indicates an absolute value percentage change greater than 100.
We generate revenue through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified and national advertising across multiple platforms including print, online, mobile and tablet as well as niche publications. In addition, we generate revenue by providing digital marketing products and services, ranging from search optimization to social media to website development. Circulation revenues are derived principally from distributing our publications on our digital platforms, from home delivery and from single copy sales of our publications. Other revenues are mainly from commercial printing and distribution arrangements.

Quarter ended September 27, 2015 versus quarter ended September 28, 2014

Our operating revenues were $701.2 million in the third quarter of 2015, a decrease of 9% from $767.3 million in the same period last year which is primarily driven by the continued softness in the advertising revenues and declining trends in circulation revenue. This decrease is also partially due to $16.2 million related to the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis (as described in above), $7.6 million of prior year revenues related to exited businesses, $8.4 million of unfavorable foreign currency exchange rate changes (as described below), and $3.7 million due to the impact of the unfavorable affiliate agreement change with CareerBuilder. Partially offsetting these declines were revenues associated with businesses acquired late in the second quarter, TNP and RMG, of $26.9 million, as well as positive revenue trends in Gannett’s digital products.

Our revenues were generated principally from advertising and circulation sales. Advertising sales accounted for 55% of our total revenues for the third quarter of 2015. Circulation sales accounted for 38% of our total revenues for the third quarter of 2015. Digital revenues, which are a component of advertising, circulation and other revenue, were $159.9 million in the third quarter of 2015 and $173.6 million in the same period in 2014. Digital revenues were down for the quarter in the U.S. due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements. Digital revenues at Newsquest in the U.K. were up when compared to the third quarter of 2014.

Our results in our U.K. operations are translated from the British pound to U.S. dollar at the average exchange rate. This average rate declined 7% in the third quarter of 2015 compared to the same quarter last year and unfavorably impacted third quarter 2015 revenues by approximately $8.4 million.

Advertising revenue: Advertising revenues for the third quarter of 2015 decreased $57.9 million or 13%, which is primarily due to lower advertising demand resulting from general trends in the publishing industry. The decrease is also partially due to the absence of revenues associated with USA Weekend, which accounted for $7.5 million of the decline, as well as a year-over-year decline in the U.K. exchange rate described above, partially offset by the advertising revenues associated with the acquisitions of TNP and RMG of $17.9 million. Digital advertising revenues, which comprise retail, national and classified advertising, were $98.2 million in the third quarter of 2015 and $110.8 million in the third quarter of 2014, an 11% decrease over prior year. Weighing on the underlying digital growth rate was the $16.2 million related to the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis and the unfavorable affiliate agreement change with CareerBuilder of $3.7 million. Without the impact of these changes digital advertising revenue would have increased 7% year over year.

Retail advertising revenues decreased by $16.9 million or 8% in the third quarter of 2015. In the U.S., retail advertising declined 9%, which was unfavorably impacted by lower advertising demand. In the U.K., retail advertising revenues increased 3% in local currency but were adversely impacted by foreign currency rates that resulted in a reported 4% decline.

National advertising revenues decreased by $11.3 million or 17% in the third quarter of 2015, primarily due to lower advertising sales in all markets and the absence of revenues associated with USA Weekend.

Classified advertising revenues declined 20% in the U.S. and 6% in the U.K. in local currency in the third quarter of 2015. Domestically, automotive advertising decreased $14.3 million for the quarter, of which $12.6 million was attributed to the reporting of the Cars.com agreement. Employment declined $7.9 million, of which $7.3 million was attributed to changes in the CareerBuilder agreement, and real estate declined $1.2 million. In the U.K., automotive, employment and real estate advertising were lower as a result of general trends in the newspaper industry.

Circulation revenue: Total circulation revenues decreased 3% to $265.2 million in the third quarter of 2015. This change was primarily driven by a reduction in volume that was consistent with general industry trends. The impact of price increases in the prior year had minimal impact on circulation revenues in the third quarter, while foreign currency rate fluctuations negatively affected circulation revenues by $2.1 million. Circulation revenues for our local domestic publishing business decreased 3% in the third quarter of 2015. Circulation volumes have trended downwards with single copy circulation decreasing daily by 4% and Sunday by 11% in the third quarter of 2015, and home delivery decreasing by 3% for daily and 2% for Sunday. Circulation revenues at USA TODAY declined 12% in the third quarter due to anticipated volume losses. In the U.K., circulation revenues remained relatively flat in the third quarter.

Other revenue: Commercial printing and other revenues were relatively flat for the quarter and totaled $51.9 million. Other revenues accounted for approximately 7% of total revenues for the quarter.

Nine months ended September 27, 2015 versus nine months ended September 28, 2014

During the first nine months of 2015 operating revenues decreased 9% to $2.1 billion from $2.4 billion in 2014 which is primarily driven by the continued softness in the advertising revenues and declining trends in circulation revenue. Advertising sales accounted for 56% of our total revenues for the first nine months of 2015. Circulation sales accounted for 37% of our total revenues for the first nine months of 2015. Digital revenues, such as advertising on various digital platforms and subscription fees, were $511.5 million in the first nine months of 2015 and $519.6 million in the same period in 2014. Digital revenues decreased during the first nine months of 2015 in the U.S. due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements (as discussed above). Digital revenues at Newsquest in the U.K. increased as compared to the same period in 2014.

Our results at Newsquest are translated from the British pound to U.S. dollar at an average exchange rate. For the first nine months of 2015, the average exchange rate declined 8% compared to the first nine months of 2014, which unfavorably impacted year to date revenue by approximately $28.3 million.

Advertising revenue: Advertising revenue for the first nine months of 2015 decreased $166.6 million or 12%. This decrease reflects lower advertising demand due to general trends in the publishing industry and the absence of $30.7 million of revenues primarily associated with USA Weekend, as well as a year-over-year decline in the U.K. exchange rate, which represented $19.0 million of the decline, partially offset by the revenues associated with the acquisitions of TNP and RMG of $23.9 million. Digital advertising revenues, which comprise retail, national and classified advertising, were $322.0 million in the first nine months of 2015 and $330.8 million in the first nine months of 2014, a 3% decrease over prior year. The decrease in digital advertising revenues was driven by the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis and the unfavorable affiliate agreement change with CareerBuilder discussed above.

Retail advertising revenues were down $57.3 million or 9% for the first nine months of 2015. In the U.S., retail advertising decreased 9%, unfavorably impacted by lower advertising demand. In the U.K., retail advertising revenues increased 1% in local currency but were adversely impacted by foreign currency rates that resulted in a reported 7% decline.

National advertising revenues decreased $52.1 million or 25% for the first nine months of 2015 due to soft advertising demand and the absence of revenues associated with USA Weekend.
Classified advertising revenues declined 10% in the U.S. and 7% in the U.K. in local currency for the first nine months of 2015. U.S. automotive advertising decreased $17.0 million for the first nine months of 2015. Employment and real estate declined $9.9 million and $6.2 million, respectively. In the U.K., all classified advertising categories decreased compared to 2014 as a result of general trends in the publishing industry.

Circulation revenue: For the first nine months of 2015, total circulation revenues decreased 3% to $802.4 million. This change was driven by a reduction in volume, reflecting general industry trends, and the impact of price increases in the prior year. Price increases contributed positively to circulation revenues by approximately $40.8 million in the first nine months of the year, while foreign currency negatively affected circulation revenues by $7.2 million. Circulation revenues for our domestic publishing business decreased 3% in the first nine months of 2015. Circulation volumes have trended downwards with single copy circulation decreasing daily by 7% and Sunday by 11% in the first nine months of 2015, and home delivery decreasing by 7% for daily and 6% for Sunday. Circulation revenues at USA TODAY were 12% lower in the first nine months of 2015 due to anticipated volume losses. In the U.K., circulation revenues were 2% lower in the first nine months of 2015 reflecting the impact of foreign currency rates and lower sales.

Other revenue: Commercial printing and other revenues declined 8.0% for the first nine months of 2015 and totaled $151.4 million. The decrease primarily reflects the sale of a print business. Other revenues accounted for 7% of total revenues for the first nine months of 2015.

Operating expenses: Our largest component of operating expense is payroll and benefits. Other significant operating expenses include production and distribution costs. Operating expenses for the quarter and first nine months ended September 27, 2015 and September 28, 2014 are described below.

Quarter ended September 27, 2015 versus quarter ended September 28, 2014

Operating expenses decreased 7% during the quarter to $649.1 million compared to $701.1 million in the third quarter of 2014. This decrease was primarily due to continued cost efficiency efforts. Overall cost of sales for the third quarter of 2015 decreased $40.4 million, or 8%, from the third quarter of 2014. Included in cost of sales in the third quarter of 2015 were payroll and employee benefits expenses of approximately $167.6 million, compared with approximately $179.6 million of similar costs in the third quarter of 2014, a 7% decrease. Resource optimization efforts to improve the overall cost structure while driving greater efficiencies drove the decrease from 2014. Also included in cost of sales in the third quarter of 2015 were newsprint costs of approximately $40.0 million compared with approximately $55.3 million in the third quarter of 2014, a 28% decrease. The decrease represents lower prices for newsprint, lower volume and the absence of USA Weekend. The remaining decrease in cost of sales reflects the overall decline in circulation volumes and other revenues.

Total selling, general and administrative costs for the third quarter of 2015 decreased by $7.5 million, or 4%, from the third quarter of 2014. Included in selling, general and administrative expenses were payroll and employee benefit costs of approximately $129.0 million compared with approximately $129.8 million, a 1% decrease from the third quarter of 2014. Other costs decreased by approximately $6.7 million related to information technology costs.

Depreciation charges remained relatively flat compared to the third quarter of 2014. Amortization expense decreased by 11% as a result of older intangible assets that became fully amortized during the quarter.

Our space consolidation initiative continued in the third quarter of 2015, resulting in sales of older, underutilized buildings; relocating to more efficient, flexible, digitally-oriented office space; reconfiguring spaces to take advantage of leasing and subleasing opportunities and combining operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities to the unaudited condensed combined financial statements.

Nine months ended September 27, 2015 versus nine months ended September 28, 2014

For the first nine months of 2015, operating expenses decreased 7% to $2.0 billion compared to $2.2 billion for the first nine months of 2014. Overall cost of sales decreased $116.2 million, or 8%, from the first nine months of 2014. Included in cost of sales for the first nine months of 2015 were payroll and employee benefit expenses of approximately $510.1 million, compared with approximately $569.9 million for the first nine months of 2014, a 10% decrease. Resource optimization efforts to improve the overall cost structure while driving greater efficiencies drove the decrease from 2014. Also included in cost of sales in the first nine months of 2015 were newsprint costs of approximately $132.5 million compared with approximately $175.6 million in the first nine months of 2014, a 24% decrease. This decrease represents lower prices for newsprint, lower volume and the absence of USA Weekend. The remaining decrease in cost of sales reflects the overall decline in circulation volumes and other revenues, partially offset by the effect of acquisitions during the first nine months of 2015.

Total selling, general and administrative costs for the first nine months of 2015 decreased by $22.8 million, or 4%, from the first nine months of 2014. Included in selling, general and administrative expenses were payroll and employee benefit costs of approximately $381.7 million compared with approximately $394.0 million, a 3% decrease from the first nine months of 2014. Other costs decreased by approximately $10.5 million, primarily due to lower information technology costs during the first nine months of 2015.

Depreciation charges remained flat as compared to the first nine months of 2014. Amortization expense decreased 3% as compared to the first nine months of 2014 due to older intangible assets that became fully amortized in 2015 partially offset by the effect of 2015 acquisitions.

Our space consolidation initiative continued during the first nine months of 2015, resulting in sales of older, underutilized buildings; relocating to more efficient, flexible, digitally-oriented office space; reconfiguring spaces to take advantage of leasing and subleasing opportunities and combining operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities to the unaudited condensed combined financial statements.

Non-operating income, net: Our non-operating income, net, is driven by certain items that fall outside of our normal business operations. Non-operating expense, net, for the third quarter of 2015 was $2.8 million compared to income of $0.9 million in the same period in 2014. Non-operating income, net, for the first nine months of 2015 was $29.4 million compared to $8.8 million in the same period in 2014. The increase over prior year for the first nine months is driven by the $21.8 million gain recognized upon completing the acquisition of the remaining 59.4% interest in TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the CNP and additional cash consideration.

Income tax expense: Our reported effective income tax rate on pre-tax income was 20.6% for the third quarter of 2015, compared to 24.6% for the third quarter of 2014. Our reported effective income tax rate on pre-tax income was 21.6% for the first nine months of 2015, compared to 24.7% for the first nine months of 2014. The tax rate for the first nine months of 2015 was lower than the comparable rate in 2014 due to a one-time tax benefit from a change in accounting method filed with the IRS to amortize previously non-deductible intangible assets.

As described in our basis of reporting section above, our operations prior to the separation are included in our former parent’s state and federal income tax returns. For purposes of these financial statements, we have computed our income taxes as if we were filing separate returns for the period prior to the separation.

Liquidity and Capital Resources
Our operations have historically generated strong positive cash flow which, along with our new credit facility described below, are expected to provide more than adequate liquidity to meet our requirements, including those for investments, strategic acquisitions, expected dividends and expected share repurchases.
Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2015	2014

Net cash flow from operating activities	$152,814	$197,353
Net cash flow used for investing activities	(33,637)	(19,763)
Net cash flow used for financing activities	(48,192)	(190,297)
Effect of currency exchange rate change	(160)	(56)
Net increase (decrease) in cash	$70,825	$(12,763)

Our net cash flow from operating activities was $152.8 million for the first nine months of 2015, compared to $197.4 million of net cash flow from operating activities for the first nine months of 2014. The decrease in net cash flow from operating activities was primarily the result of pension and other postretirement contributions in the first nine months of 2015 exceeding pension and other postretirement contributions in the first nine months of 2014 by $49.7 million.

Cash flows used by investing activities totaled $33.6 million for the first nine months of 2015 primarily driven by investments in TNP and RMG of $28.7 million, as well as capital investments of $30.9 million, offset by proceeds from sales of certain assets of $16.3 million and other investments of $12.4 million. Cash flows used by investing activities totaled $19.8 million for the first nine months of 2014 primarily due to $51.6 million of capital expenditures, offset by proceeds from sales of certain assets of $21.7 million and other investments of $11.6 million.

Cash flows used for financing activities totaled $48.2 million for the first nine months of 2015, compared to $190.3 million for the first nine months of 2014. Prior to the separation, cash used for financing activities was primarily due to transactions with our former parent with nominal impact from cash outflows relating to contingent consideration arrangements. Our former parent historically utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to our former parent and vice versa. Accordingly, the net cash flow between us and our former parent is presented as a financing activity. Subsequent to the spin-off, there are borrowings and repayments under our revolving credit facility. However, there was no outstanding balance on our revolving credit facility as of September 27, 2015.

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
Customary fees are payable related to the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, payable quarterly in arrears, based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by a majority of our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property and pledges of the capital stock of each subsidiary guarantor.
Pursuant to the Credit Facility, we are obligated, on or after September 30, 2015, to not permit our consolidated interest coverage ratio to be less than 3.00:1.00 and our total leverage ratio to exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters. We were in compliance with these financial covenants as of September 30, 2015.
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
As of September 27, 2015, we had no outstanding borrowings under the Credit Facility. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. As of September 27, 2015, we had $38.0 million of letters of credit outstanding and $462.0 million of availability remaining. Subsequent to September 27, 2015, $21.0 million of the letters of credit was canceled and the availability under the Credit Facility increased to $483.0 million.

Additional Information

On July 28, 2015, we declared the first-ever quarterly cash dividend of $0.16 per common share. The dividend was paid on October 1, 2015 to shareholders of record on September 4, 2015.

Our board of directors has approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. No shares were repurchased in the third quarter of 2015.

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
We believe that such expenses, charges and gains are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. We discuss adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges, (6) facility consolidation costs, (7) asset impairment charges, (8) depreciation and (9) amortization. When adjusted EBITDA is discussed, the most directly comparable GAAP financial measure is Net income.

Adjusted diluted earnings per share (“EPS”) is a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our business. We consider adjusted EPS, which may not be comparable to a similarly titled measure reported by other companies, to be defined as EPS before tax-affected (1) severance-related charges, (2) other transformation items, (3) asset impairment charges and (4) acquisition-related expenses. The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the United Kingdom of 20.0% and the United States of 38.7%. When adjusted EPS is discussed, the most directly comparable GAAP financial measure is diluted EPS.
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
Discussion of special charges and credits affecting reported results
We recorded severance related charges, including the early retirement programs, totaling $16.4 million in the third quarter of 2015 and $2.9 million in the third quarter of 2014. For the first nine months of 2015, we recorded severance related charges, including the early retirement programs, totaling $43.8 million compared with $13.2 million in the same period in the prior year. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change our cost structure.
Company-wide transformation plans led us to recognize charges associated with revising the useful lives of certain assets over a shortened period, as well as shutdown costs and charges to reduce the carrying value of assets held for sale to fair value less costs to sell. Total charges for these matters were $0.1 million in the third quarter of 2015 and $5.4 million in the third quarter of 2014. For the first nine months of 2015 we recorded facility consolidation costs totaling $3.1 million compared with $38.2 million in the same period in the prior year.
We performed impairment tests on certain assets, including intangible assets and investments accounted for under the equity method, which resulted in the recognition of impairment charges as well as recognizing accelerated depreciation on certain assets for disposal. These non-cash charges are detailed in Note 3 — Restructuring activities to the unaudited condensed combined financial statements.

Combined Summary - Non-GAAP
The following is a discussion of our as-adjusted non-GAAP financial results. All as-adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our Unaudited Condensed Combined Statements of Income are presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2015	2014	Change	2015	2014	Change

Net income (GAAP basis)	$39,166	$50,557	(23%)	$125,740	$143,845	(13%)
Provision for income taxes	10,141	16,524	(39%)	34,611	47,296	(27%)
Equity income in unconsolidated investees, net	(609)	(2,737)	(78%)	(11,411)	(9,995)	14%
Other non-operating items, net	3,415	1,851	84%	(18,022)	1,172	***
Operating income (GAAP basis)	52,113	66,195	(21%)	130,918	182,318	(28%)
Early retirement program	10,572	—	***	18,373	—	***
Severance related charges	5,872	2,885	***	25,386	13,180	93%
Facility consolidation costs	66	5,390	(99%)	3,093	38,239	(92%)
Asset impairment charges	—	—	—%	3,618	—	***
Adjusted operating income (non-GAAP basis)	68,623	74,470	(8%)	181,388	233,737	(22%)
Depreciation	25,291	24,925	1%	73,677	73,767	—%
Amortization	3,096	3,461	(11%)	10,103	10,448	(3%)
Adjusted EBITDA (non-GAAP basis)	$97,010	$102,856	(6%)	$265,168	$317,952	(17%)

*** Indicates an absolute value percentage change greater than 100.
Adjusted EBITDA was $97.0 million in the third quarter of 2015 compared to $102.9 million in the third quarter of 2014, a decrease of $5.8 million or 6%. The decline in the third quarter adjusted EBITDA was primarily due to reduced contributions resulting from the new Cars.com and CareerBuilder affiliate agreements, unfavorable foreign exchange rate changes as well as ongoing reductions in print advertising revenues partially offset by cost reductions and efficiency gains in operating expenses as well as increases in digital revenues and a full quarter of operating results from businesses acquired during the second quarter of 2015. Adjusted EBITDA for the first nine months of 2015 of $265.2 million is $52.8 million lower than the $318.0 million recorded in the same period of 2014. These declines in the year-to-date amounts are driven by the same factors affecting the third quarter comparisons.

Reconciliations of Adjusted diluted earnings per share from net income presented accordance with GAAP on our Unaudited Condensed Combined Statements of Income are presented below:

In thousands, except share data	Quarter-to-Date			Year-to-Date
	2015	2014	Change	2015	2014	Change

Early retirement program	$10,572	$—	***	$18,373	$—	***
Severance-related charges	5,872	2,885	***	25,386	13,180	93%
Other transformation items	66	5,390	(99%)	3,093	38,239	(92%)
Asset impairment charges	—	—	—%	3,618	—	***
Acquisition related expenses	1,022	—	***	(19,599)	—	***
Pretax impact	17,532	8,275	***	30,871	51,419	(40%)
Income tax impact of above items	(6,373)	(2,000)	***	(10,337)	(18,500)	(44%)
Impact of items affecting comparability on net income	$11,159	$6,275	78%	$20,534	$32,919	(38%)

Net income	$39,166	$50,557	(23%)	$125,740	$143,845	(13%)
Impact of items affecting comparability on net income	11,159	6,275	78%	20,534	32,919	(38%)
Adjusted net income	$50,325	$56,832	(11%)	$146,274	$176,764	(17%)

Earnings per share - diluted	$0.33	$0.44	(25%)	$1.08	$1.25	(14%)
Impact of items affecting comparability on net income	0.10	0.05	100%	0.18	0.29	(38%)
Adjusted earnings per share - diluted	$0.43	$0.49	(12%)	$1.26	$1.54	(18%)
Diluted weighted average number of common shares outstanding	118,168	114,959	3%	116,029	114,959	1%

*** Indicates an absolute value percentage change greater than 100.
Earnings per share for the third quarter, on a fully diluted basis, were $0.33 which includes $17.5 million of pre-tax severance, acquisition related and other charges. Before the impact of these charges and adjusted for taxes, adjusted earnings per share on a fully diluted basis would have been $0.43 for the first three months of 2015 compared to $0.49 in the same period in 2014. The decline in the third quarter adjusted earnings per share on a fully diluted basis was primarily due to reduced contributions resulting from the new Cars.com and CareerBuilder affiliate agreements, unfavorable foreign exchange rate changes as well as ongoing reductions in print advertising revenues partially offset by cost reductions and efficiency gains in operating expenses as well as increases in digital revenues and a full quarter of operating results from businesses acquired during the second quarter of 2015. Adjusted earnings per share on a fully diluted basis for the first nine months of 2015 of $1.26 is $0.28 lower than the $1.54 recorded in the same period of 2014. These declines in the year-to-date amounts are driven by the same factors affecting the third quarter comparisons. Fully diluted earnings per share reflect a diluted share count of 118.2 million shares, approximately 3.2 million higher than the end of the second quarter of 2015 due to the addition of the dilutive effect of stock based compensation, principally resulting from compensatory awards made by our former parent that were converted into Gannett awards as a result of the spin.
Reconciliations of Free Cash Flow from net cash flow from operating activities presented in accordance with GAAP on our Unaudited Condensed Combined Statements of Cash Flow are presented below:

In thousands	Year-to-Date
	2015	2014	Change

Net cash flow from operating activities	$152,814	$197,353	(23%)
Capital expenditures	(30,945)	(51,579)	(40%)
Free cash flow	$121,869	$145,774	(16%)

Net cash flow from operating activities was $152.8 million in the first nine months of 2015 down $44.5 million compared to prior year primarily due to significantly higher pension and other postretirement contributions in 2015. Offsetting this decrease in operating cash flows are lower cash outflows for capital expenditures of $20.6 million during the first nine months of 2015 compared to the prior year. The net decrease to free cash flow was $23.9 million from the first nine months of 2014 compared with the first nine months of 2015.
During 2014, we invested significantly in digital development and platform expansion as well as investing in real estate optimization efforts. While we continue to invest in our digital assets, we have slowed our optimization efforts in real estate during 2015 compared with 2014. Free cash flow generated in the current year provides us with the opportunity for additional investment as well as return to shareholders via our first dividend which was declared on July 28, 2015 and paid to shareholders on October 1, 2015. Refer to the “Liquidity and Capital Resources” section of this Item, above, for additional details.
Certain Factors Affecting Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. Forward-looking statements include all statements that are not historical facts. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to a number of risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this report. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the statements made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Information Statement, dated June 18, 2015, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 19, 2015, in addition to the following other factors, risks, trends and uncertainties:

•	competitive pressures in the markets in which we operate;

•	increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising;

•	macroeconomic trends and conditions;

•	economic downturns leading to a continuing or accelerated decrease in circulation or local, national or classified advertising;

•	potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks;

•	an accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors;

•	our inability to adapt to technological changes or grow our digital business;

•	an increase in newsprint costs over the levels anticipated;

•
labor relations, including, but not limited to, labor disputes which may cause revenue declines or increased labor cost as well as changes to minimum wage requirements which could impact our hourly workforce;

•
risks and uncertainties related to the proposed merger with JMG, including uncertainty of regulatory approvals, our and JMG’s ability to satisfy the merger agreement conditions and consummate the transaction on a timely basis and our ability to successfully integrate JMG’s operations and employees with our existing business;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe that our market risk from financial instruments, such as accounts receivable and accounts payable, is not material. We are exposed to foreign exchange rate risk on a limited basis due to our operations in the U.K., for which the British pound is the functional currency. Translation gains or losses affecting the Combined Statements of Income have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 5% for the three months ended and 6% for the nine months ended September 27, 2015.

Because we did not have any long-term debt outstanding during any period presented and the interest income or interest expense on interest-bearing assets and liabilities on which we recognize imputed interest, respectively, is not material, we were not, nor would we have been, significantly impacted by changes in interest rates. Interest-bearing assets are limited to our investment in commercial paper which is described in more detail in Note 14 — Relationship with our former parent to the unaudited condensed combined financial statements presented in Item 1. There was $0.4 million of interest income recorded on these investments in the nine months ended September 27, 2015. There was $1.4 million of interest income recorded for the nine months ended September 28, 2014. If interest rates had increased or decreased by 1%, “Income before income taxes” would have nominally changed for all periods presented.
Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of September 27, 2015, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal controls or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On January 2, 2014, a class action lawsuit was filed against Gannett in the United States District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (“TCPA”) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs seek to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). The ultimate outcome of this proceeding is uncertain, but may be material to our results of operations and cash flows. We are vigorously defending the case and have asserted cross-claims against the vendor.
In March 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. EPA that it had been identified as a potentially responsible party (“PRP”) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. The U.S. EPA has approved the work plan for the investigation and remediation, and has transferred responsibility for oversight of this work to the Alabama Department of Environmental Management. The investigation and remediation are underway. In the third quarter of 2015, the Advertiser and other members of the Downtown Environmental Alliance also reached a settlement with the U.S. EPA regarding the costs that U.S. EPA spent to investigate the site. The Advertiser’s final costs cannot be determined until the cleanup work is completed and contributions from other PRPs are finalized. A portion of The Advertiser’s costs have been and are expected to be covered by liability insurance.
There have been no other material developments with respect to our potential liability for environmental matters previously reported in our Information Statement, dated June 18, 2015, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 19, 2015 (the “Information Statement”).
Item 1A. Risk Factors

There have been no material changes from the risk factors described in the “Risk Factors” section previously reported in the Information Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This item is not applicable.
Item 3. Defaults Upon Senior Securities
This item is not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Deadline to Submit Rule 14a-8 Shareholder Proposals for 2016 Annual Meeting. We currently expect that our initial annual meeting of stockholders following its spin-off from our former parent will be held at our corporate headquarters in McLean, Virginia in May 2016. Stockholders who wish to submit a proposal for potential inclusion in our proxy materials for the 2016 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 must ensure that such proposal is received by us no later than the close of business on Friday, December 4, 2015. Any such proposals must be received by such deadline by Gannett’s Secretary at Gannett Co., Inc., 7950 Jones Branch Drive, McLean, Virginia 22107, and otherwise comply with all other requirements of Rule 14a-8.
Item 6. Exhibits
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	GANNETT CO., INC.

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
Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-5	Security Agreement, made by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-6	Trademark Security Agreement, dated as of June 29, 2015, by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-7	Guarantee Agreement made by the Subsidiary Guarantors listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015

10-8	2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-9	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-10	Supplemental Retirement Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-11	Supplemental Executive Medical Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-12	Supplemental Executive Medical Plan for Retired Executives	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-13	Key Executive Life Insurance Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-14	Key Executive Life Insurance Plan Participation Agreement	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-15	2015 Transitional Compensation Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-16	Gannett Leadership Team Transition Severance Plan	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015*

10-17	2015 Omnibus Incentive Compensation Plan	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015*

10-18	Letter Agreement with Robert J. Dickey	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015*

10-19	Letter Agreement with Alison K. Engel	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015*

10-20	Letter Agreement with John M. Zidich	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015*

10-21	Employment and Separation Agreement with David A. Payne	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015*

10-22	Termination Benefits Agreement with Lawrence S. Kramer	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015*

10-23	Agreement and Release with Lawrence S. Kramer	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015*

10-24	Form of Mortgage	Attached.

10-25	Form of Deed of Trust	Attached.

10-26	Schedule of Mortgages or Deeds of Trust Granted by Gannett Subsidiaries	Attached.

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

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