Form 10-K
period 2015-12-27
Gannett Co., Inc.
filed 2016-02-25
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-36874
GANNETT CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2390983
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7950 Jones Branch Drive, McLean, Virginia	22107-0910
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 854-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of June 26, 2015 the last business day of the registrant’s second fiscal quarter of 2015, the registrant’s common stock was not held by any non-affiliates.
As of January 29, 2016, 116,082,033 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 10, 2016, is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2015 FORM 10-K

PART I

ITEM 1.BUSINESS
Overview
Gannett is a leading international, multi-platform news and information company that delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. We are one of the largest, most geographically diverse local content providers in the U.S., operating in 33 states and Guam. We operate and report in a single segment.
On June 29, 2015, the separation of Gannett from our former parent was completed when our former parent distributed 98.5% of the outstanding shares of Gannett common stock (also referred to herein as the “spin-off” or “separation”) to its stockholders on a pro rata basis. Following the distribution, our former parent owns 1.5% of Gannett’s outstanding common stock and our former parent will continue to own our shares for a period of time not to exceed five years after the distribution.
Our operations comprise USA TODAY, 92 daily local publications in the U.S. and Guam, more than 400 non-daily publications in the U.S., and, through our Newsquest subsidiary, more than 150 local news brands online, mobile and in print in the U.K. USA TODAY’s national content, which has been a cornerstone of the national news landscape for more than three decades, is included in 36 of our local daily publications. USA TODAY is currently the nation’s No. 1 newspaper in consolidated print and digital circulation, according to the Alliance for Audited Media’s December 2015 Publisher’s Statement, with total daily circulation of 4.0 million and Sunday circulation of 3.9 million, which includes daily print, digital replica, digital non-replica, and branded editions.
Since its introduction in 1982, USA TODAY has developed a recognizable and respected brand that we leverage across various businesses. For example, USA TODAY Sports Media Group has used the USA TODAY brand name to successfully launch “For the Win” (ftw.usatoday.com) as a unique digital property that provides sports fans with social news and curated analysis. The USA TODAY brand immediately boosts the credibility of any affiliated property, enabling even the most tailored, niche content platforms to increase their audience. Recently, we combined our local media brands with USA TODAY under the USA TODAY NETWORK, to create the largest local to national media network in the country. The network is powered by an integrated and award-winning news organization with deep roots in all of our communities, USA TODAY, with more than 3,100 journalists has a combined reach of more than 100 million unique visitors monthly. USA TODAY print content is produced at facilities in McLean, VA, and transmitted digitally to printing facilities around the country.
In the U.K., our wholly-owned subsidiary, Newsquest, has a total average readership of approximately 6 million every week. The availability of our award-winning content to audiences whenever, wherever and however they choose makes it a go-to information source for consumers and preferred platform for advertisers in all industries, sizes and locations. Newsquest’s digital audience increased substantially during 2015, with audited average daily unique users rising by 24%. Newsquest contributed 14% of our total operating revenues for 2015, a decrease of less than 1% from 2014.

We are digitally focused and have a significant digital presence. Every month, approximately 100 million unique visitors access the USA TODAY NETWORK content through desktops, smartphones and tablets. There have been more than 22 million downloads of USA TODAY’s award-winning app on mobile devices and 3.7 million downloads of apps associated with our local publications. Newsquest is a digital leader in the U.K. where its network of web sites attracts nearly 24 million unique visitors monthly.
Our comprehensive operations also include commercial printing, marketing and data services. Certain of our businesses have strategic relationships with online businesses of our former parent, including CareerBuilder, Cars.com, and G/O Digital, a digital marketing services business.
We generate revenue primarily through both print and digital advertising and subscriptions to our publications. In addition to USA TODAY, our local publications and affiliated products operate through fully integrated shared support, sales and service platforms. Our diversified set of revenue streams ensures that the value of our financial, creative and human resources is maximized.
Our domestic local publishing circulation revenue is driven through our All Access Content Subscription Model. All subscriptions include access to content via multiple platforms, including websites, smartphones and tablet applications, e-newspapers and print editions with subscription prices that vary according to the frequency of delivery of the print edition. In addition to the subscription model, single-copy print editions continue to be sold at retail outlets and account for approximately 15% of daily and 23% of Sunday net paid and verified circulation volume.
In recent years, our operating results have been negatively impacted by declining revenues that reflect general trends in the print newspaper industry. As our core business continues to be impacted by declining print revenue trends, we are effectively managing our cost structure in relation to those trends.
We employ a multi-platform approach to advertising, which can be specifically tailored to the individual needs of many levels of advertisers, from small, locally-owned merchants to large, complex businesses. We offer our advertising clients multiple platforms and products including display advertising, desktop, mobile, tablet and other specialty publications.
We have a national advertising sales force focused on the largest national advertisers and accounts, and we have relationships with outside agencies that specialize in the sale of national ads. Our diverse sales force, unique industry scale and broad portfolio of print and digital products positions us to attract and serve a wide array of advertising partners.

Strategy
We are committed to a business strategy that drives returns for shareholders, delights audiences through a robust user experience and engages with consumers to strengthen the brands of advertising partners and drive revenue. Key elements of our strategy to achieve these objectives are as follows:
Supplement organic growth with selective acquisitions. We are well-positioned to pursue value-enhancing investments and acquisitions — and will be both opportunistic and disciplined in our acquisition strategy. We were virtually debt-free upon completion of the separation, and our balance sheet and cash flow generation are strong in comparison to peers, providing us with the financial flexibility to pursue opportunities arising in a consolidating industry. We are a strong operator, and our strengths in information gathering and reporting, coupled with our valuable integrated content sharing, advertising, sales and administrative platforms, will help drive innovative approaches to revenue generation as well as efficiency gains in acquired properties.
Maintain a strong, flexible balance sheet. Through proactive cost management and appropriate financial policies, we remain committed to maintaining financial flexibility in order to execute our organic growth strategies and be in position to make accretive acquisitions.
Capital Allocation. Our approach to capital allocation is a key source of financial strength in support of current initiatives and also provides flexibility for future opportunities. In July 2015, our Board of Directors authorized a three-year, $150 million share repurchase program. As of Dec. 27, 2015, no shares have been repurchased under this program.
In addition, our Board of Directors declared a cash dividend of $0.16 in each of the third and fourth quarters of 2015, an annualized dividend of $0.64, allowing us to maximize the allocation of capital to provide strong return to shareholders during our growth and expansion efforts.
Continue to enhance digital platforms. As the publishing industry has evolved and readers increasingly consume content on digital platforms, we have made and will continue to make significant investments in online and mobile offerings across both local and national markets. We will continue to develop compelling content and ensure that readers can access their trusted local and national news and information sources on every platform. The unparalleled credibility and trust of our news brands carries over to digital platforms, and differentiates our online products from digital competitors. We also will focus on continuing to develop a compelling mobile experience, including video content, across our network.

Expand the integration of national and local content. In 2015, we continued our transformation into one, integrated organization as we united our local and national media brands under the USA TODAY NETWORK, to create the largest local to national media network in the country. The network is powered by an integrated and award-winning news organization with deep roots in 92 local communities, plus USA TODAY, more than 3,100 journalists and a combined reach of more than 100 million unique browsers monthly. The network provides the opportunity for advertisers to scale their messages from hyper-local to national while reaching millions of consumers through a variety of platforms. Gannett will continue to invest in growing the USA TODAY NETWORK to include more local markets and new and engaging platforms. In 2014, we launched a pioneering project to enhance our local market coverage by leveraging our unique ability to generate and distribute national content. In 36 local publications, we now include a local edition of USA TODAY inside the print and e-Editions of our local publications. The USA TODAY local edition includes national News, Money and Lifestyle content, while USA TODAY’s sports coverage is integrated into local sports sections. In addition, we have syndicated the local edition of USA TODAY into non-Gannett publications in several states, and have expanded the offerings in the local edition to include weekend Personal Finance and Sunday Life sections.
Focus on operational excellence. While maintaining a commitment to quality journalism, we will continue to maximize the efficiency of our print, sales, administrative, and distribution functions to increase profitability. In 2015, in addition to ongoing cost reductions related to declines in volumes, we initiated a $67 million cost reduction program focused on efficiency of back office operations production and distribution costs. We will continue to leverage our economies of scale to reduce supply chain costs, provide significant shared editorial content, and streamline our creative and design interactions with advertisers in print and online. We believe that these efforts will enable us to drive profitability and strengthen customer relationship.

Strategic Acquisitions
In June 2015, we completed the acquisition of the remaining 59.4% interest in the Texas-New Mexico Newspapers Partnership (“TNP”) that we did not own. The deal was completed through the assignment of our interest in the California Newspapers Partnership (“CNP”) and additional cash consideration, resulting in a pretax gain on our equity investment of $22 million. As a result, we own 100% of TNP and no longer have any ownership interest in CNP. The acquisition added one news organization in Texas, six in New Mexico, and four in Pennsylvania. Also, in late May 2015, we acquired the Romanes Media Group (“RMG”), located in the U.K. Romanes includes one daily and 28 weekly publications and their associated digital platforms. The transaction was completed by our subsidiary, Newsquest.
On Oct. 7, 2015 we entered into a merger agreement for the acquisition of Journal Media Group, Inc. (“JMG”) for approximately $280 million. JMG is a media company with print and digital publishing operations serving 14 U.S. markets in nine states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis.
Our pending acquisition of JMG will create a portfolio of 106 local markets in the U.S., accelerating the growth of our unique digital domestic visitors each month. We also believe the acquisition will enable the combined company to realize significant operating efficiencies as the properties in JMG’s markets benefit from the consolidated functions we have established over the last several years, and the regional proximity of some of the JMG markets enables us to further utilize joint printing and distribution assets.

General Company Information
We and our predecessor companies were founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. We were separated from our former parent, TEGNA Inc., on June 29, 2015 through the issuance of 115 million common shares. We are listed on the New York Stock Exchange under the symbol GCI. We are headquartered in McLean, VA, near Washington, DC.

Operations
Audience reach: As we pursue our mission to meet consumers’ news and information needs anytime, anywhere and in any form, we remain focused on an audience aggregation strategy. We consider the reach and coverage of our products across multiple platforms and measure the frequency with which consumers interact with each to ensure audiences remain highly engaged.
We gather and analyze aggregated audience data which allows advertising sales staff to provide detailed information to advertisers about how best to reach their potential customers through the most effective product combination and frequency. Our significant reach across the country results in the ability to deliver key demographic segments at scale to drive effectiveness for our advertising customers. Our ability to provide effective targeting for our clients to reach their best customers is enhanced with insights derived from first- and third-party data.
In addition to the audience-based initiative, we continue to measure customer attitudes, behaviors and opinions to better understand customers’ digital use patterns and use qualitative research with audiences and advertisers to better determine their needs.
Advertising: We have experienced advertising departments that sell retail, classified and national advertising across multiple platforms including print, online, mobile and tablet, as well as niche publications. We have a national advertising sales force focused on the largest national advertisers and a separate sales organization to support classified employment sales - the Digital Employment Sales Center. We also have relationships with outside agencies that specialize in the sale of national ads.
We sell and track our advertising sales in three primary categories:

•
Retail display advertising is associated with local merchants or locally owned businesses. Retail includes regional and national chains - such as department and grocery stores - that sell in the local market.

•
National advertising is display advertising principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers that are inserted in the daily and Sunday print product.

•
Classified advertising includes the major categories of automotive, employment, legal and real estate/rentals. Advertising for classified segments is published in the classified sections or other sections within the publication, on affiliated digital platforms, and in niche magazines that specialize in the segment.

Local and national advertisers find it challenging to manage the complexity of their marketing investments, particularly digital solutions. They are seeking to reach an increasingly elusive audience and are struggling to influence attitudes and behavior at each stage of the purchase path. To help advertisers solve this problem, we created a refined approach to media planning to present advertisers with targeted, integrated solutions. The planning process leverages our considerable strength in data analysis and secondary research. The result is a tailored media/marketing plan where the individual elements work in concert to amplify and reinforce the advertiser’s message.
Our consultative multi-media sales approach can be tailored to all levels of advertisers, from small, locally owned merchants to large, complex businesses. Along with this sales approach, we have intense sales and management training programs. Digital product integration, sales pipeline management and a five-step consultative sales process continue to be focus areas, with formal training being delivered in all company markets. Front-line sales managers in all markets participate in intensive training to help them coach their sales executives for top performance.
Online Operations: We continue to invest in a significant expansion of mobile offerings across local markets, including native applications for iPhone and Android smartphones and iPads and tablet-optimized web sites. The mobile audience at our U.S markets continued to grow in 2015, ultimately making up approximately 55% of total page views, with mobile web sites and the native phone applications leading the way.
We have made a clear commitment to provide consumers with the content they most want on the devices they use to access news and information about their local communities. Mobile page views increased 22% and mobile visitors increased 56% in 2015 on a year-over-year basis.
Social media continues to be an important element in our audience growth strategy. We implemented a social media content management software tool to allow our journalists and marketing and customer service teams to more effectively manage multiple social media profiles and significantly increase their responsiveness and engagement with consumers.
We continue to enjoy a long-standing relationship of trust in our local business communities. Our advertising sales staff delivers solutions for our customers. Our digital marketing services provide localized marketing solutions to national and small- to medium-sized businesses, helping them navigate the increasingly complex and diverse world of digital marketing.
The overriding objective of our digital strategy is to provide compelling content that best serves our customers. A key reason customers turn to a company digital platform is to find local news and information. The credibility of the local media organization, a known and trusted information source, includes its digital platforms (tablet, mobile applications and its web site) and differentiates these digital sources from competing digital products. This allows our local media organizations to compete successfully as information providers.

A second objective in our digital strategy is to leverage the natural synergies between the local media organizations and local digital platforms. The local content, customer relationships, news and advertising sales staff, and promotional capabilities are all competitive strengths for us. Our strategy is to use these strengths to create strong and timely content, sell packaged advertising products that meet the needs of advertisers, operate efficiently and leverage the known and trusted brand of the local media organization.
Circulation: We deliver content in print and online, via mobile devices and tablets. For local publications, our All Access Content Subscription Model has more than 1.5 million digitally activated subscribers, enabling them easy access to content-rich products. In a trend generally consistent with the domestic publishing industry, print circulation volume declined in 2015.
EZ Pay, a payment system which automatically deducts subscription payments from customers’ credit cards or bank accounts, enhances the subscriber retention rate. At the end of 2015, EZ Pay was used by 63.7% of all subscribers at Gannett sites. For our local U.S. publications, single-copy sales to non-subscribers represent approximately 15% of daily and 23% of Sunday net paid circulation volume.
The single copy price of USA TODAY at newsstands and vending machines was $2.00 in 2015. Mail subscriptions are available nationwide and abroad, and home, hotel and office delivery is available in many markets. Approximately 81% of USA TODAY’S net paid circulation results are from single-copy sales at newsstands, vending machines or to hotels who provide them to their guests. The remainder is from home and office delivery, mail, educational and other sales.
Production and Distribution: Gannett Publishing Services (GPS) was formed to improve the efficiency and reduce the cost associated with the production and distribution of the Gannett printed products across all divisions in the U.S. GPS manages the production and circulation operations for all of our community newspapers and USA TODAY.
 GPS leverages our existing assets, including employee talent and experience, physical plants and equipment, and our vast national and local distribution networks. GPS is responsible for imaging, advertising production, internal and external printing and packaging, and internal and external distribution.
Almost all U.S. local publications and USA TODAY employees utilize a common content management system. The common content management system enables the communication and collaboration needed to share content and to build strong design remotely. Our five design studios provide design services to all our local publications, enhancing operating efficiencies and the design quality of our publications.
Newsquest operates its publishing activities around regional centers to maximize the use of management, finance, printing and personnel resources. This enables the group to offer readers and advertisers a range of attractive products across the market. The clustering of titles and, usually, the publication of a free print product alongside a paid-for print product, allows cross-selling of advertising serving the same or contiguous markets, satisfying the needs of its advertisers and audiences.
Newsquest produces free and paid-for print products with quality local editorial content. Newsquest also distributes advertising leaflets in the communities it serves. Most of Newsquest’s paid-for distribution is outsourced to wholesalers, although direct delivery is employed as well to maximize circulation sales opportunities.

Competition: Our publishing operations and affiliated digital platforms compete with other media and digital ventures for advertising. Publishing operations also compete for circulation and readership against other professional news and information operations and amateur content creators. Very few of our publishing operations have daily print competitors that are published in the same city. Most of our print products compete with other print products published in suburban areas, nearby cities and towns, free-distribution and paid-advertising publications (such as weeklies), and other media, including magazines, television, direct mail, cable television, radio, outdoor advertising, directories, e-mail marketing, web sites and mobile-device platforms. Newsquest’s publishing operations are in competitive markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as broadcast and billboard, Internet-based news and other information and communication businesses.
Development of opportunities in, and competition from, digital media, including web site, tablet and mobile products, continues to increase. Through internal development, content distribution programs, acquisitions and partnerships, our efforts to explore new opportunities in the news, information and communications business and in audience generation will keep expanding.
We continue to seek more effective ways to engage with our local communities using all available media platforms and tools.
Environmental Regulation and Sustainability: We are committed to protecting the environment. Our goal is to ensure our facilities comply with federal, state, local and foreign environmental laws and incorporate appropriate environmental practices and standards in our operations. We are one of the industry leaders in the use of recycled newsprint. In 2015, we purchased 90,250 metric tons of newsprint containing recycled content. During 2015, 23% of our newsprint purchases contained recycled content, with an average recycled content of 48%.
Our operations use inks, solvents and fuels. The use, management and disposal of these substances are regulated by environmental agencies. We retain a corporate environmental consultant who, along with internal and outside counsel, oversees regulatory compliance and preventive measures. Some of our subsidiaries have been included among the potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation.
We are committed to making smart decisions to protect the environment and manage our environmental impact responsibly. We have taken a number of steps to reduce our environmental impact and underscore our commitment to sustainability.
We have been an industry pioneer in switching to environmentally-friendly press products, such as low-VOC (Volatile Organic Compound) washes and fountain solutions and citrus-based press cleaners. All colored inks we use are soy-based rather than petroleum-based, and delivered in reusable containers. Our waste ink is recycled, either on-site or at the manufacturer’s facility. We continue to minimize landfill usage by collecting used paper, plastics and other materials for recycling and have substantially reduced water usage by switching to dry methods of photo processing and plate processing.
We have reduced greenhouse emissions by using newsprint vendors who practice sustainability, switching to light-weight newsprint, and reducing the web width of the newspapers printed.

We are focused on energy efficiency. We have relocated many employees from older facilities to newer, more energy efficient offices. We have also installed more energy efficient systems and appliances in many of our buildings. For 2016, we have identified new projects to reduce power consumption further.
Raw Materials: Newsprint, which is the basic raw material used in print publication, has been and may continue to be subject to significant price changes from time to time. We purchase newsprint primarily from 13 domestic and global suppliers. During 2015, our total newsprint consumption was 316,168 metric tons, including consumption by USA TODAY, tonnage at non-Gannett print sites and Newsquest. Newsprint consumption was 16% less than in 2014.
We continue to moderate newsprint consumption and expense through the use of lighter basis weight paper. We believe that available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of our publishing operations.
Joint Operating Agencies: Our publishing subsidiary in Detroit participates in a joint operating agency (“JOA”). The JOA performs the production, sales and distribution functions for the subsidiary and another publishing company under a joint operating agreement. Operating results for the Detroit JOA are fully consolidated along with a charge for the minority partner’s share of profits.

Employees
We employed approximately 18,700 persons as of Dec. 27, 2015. Approximately 13% of those employed by us and our subsidiaries in the U.S. are represented by labor unions. They are represented by 42 local bargaining units, most of which are affiliated with one of seven international unions under collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing industry. We do not engage in industry-wide or company-wide bargaining. Our U.K. subsidiaries bargain with two unions over working practices, wages and health and safety issues only.

Gannett Foundation
The Gannett Foundation supports non-profit activities in communities where we do business and contributes to a variety of charitable causes through its Community Grant Program. One of the Gannett Foundation’s community action grant priorities is environmental conservation.

MARKETS WE SERVE
DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2015 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Alabama	Montgomery	Montgomery Advertiser www.montgomeryadvertiser.com	22,330		28,476	1829
Arizona	Phoenix	The Arizona Republic www.azcentral.com	211,414		496,390	1890
Arkansas	Mountain Home	The Baxter Bulletin www.baxterbulletin.com	7,939			1901
California	Palm Springs	The Desert Sun www.mydesert.com	30,555		34,114	1927
	Salinas	The Salinas Californian www.thecalifornian.com	6,207			1871
	Visalia	Visalia Times-Delta/Tulare Advance-Register www.visaliatimesdelta.com www.tulareadvanceregister.com	16,890			1859
Colorado	Fort Collins	Fort Collins Coloradoan www.coloradoan.com	20,131		24,857	1873
Delaware	Wilmington	The News Journal www.delawareonline.com	65,066		104,570	1871
Florida	Brevard County	FLORIDA TODAY www.floridatoday.com	42,634		80,656	1966
	Fort Myers	The News-Press www.news-press.com	47,565		67,185	1884
	Pensacola	Pensacola News Journal www.pnj.com	29,981		47,892	1889
	Tallahassee	Tallahassee Democrat www.tallahassee.com	29,317		43,587	1905
Guam	Hagatna	Pacific Daily News www.guampdn.com	11,954		10,392	1944
Indiana	Indianapolis	The Indianapolis Star www.indystar.com	127,064		259,341	1903
	Lafayette	Journal and Courier www.jconline.com	20,649		27,277	1829
	Muncie	The Star Press www.thestarpress.com	19,489		24,134	1899
	Richmond	Palladium-Item www.pal-item.com	9,279		13,299	1831
Iowa	Des Moines	The Des Moines Register www.desmoinesregister.com	84,305		174,208	1849
	Iowa City	Iowa City Press-Citizen www.press-citizen.com	9,939			1860
Kentucky	Louisville	The Courier-Journal www.courier-journal.com	106,871		202,164	1868
Louisiana	Alexandria	Alexandria Daily Town Talk www.thetowntalk.com	14,042		18,391	1883
	Lafayette	The Daily Advertiser www.theadvertiser.com	20,111		27,243	1865
	Monroe	The News-Star www.thenewsstar.com	17,306		20,988	1890
	Opelousas	Daily World www.dailyworld.com	3,778		4,813	1939
	Shreveport	The Times www.shreveporttimes.com	28,971		42,478	1871
Maryland	Salisbury	The Daily Times www.delmarvanow.com	12,338		16,008	1900

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2015 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Michigan	Battle Creek	Battle Creek Enquirer www.battlecreekenquirer.com	10,647		15,171	1900
	Detroit	Detroit Free Press www.freep.com	160,213		886,376	1832
	Lansing	Lansing State Journal www.lansingstatejournal.com	33,588		44,819	1855
	Livingston County	Daily Press & Argus www.livingstondaily.com	8,163		11,572	1843
	Port Huron	Times Herald www.thetimesherald.com	14,095		20,843	1900
Minnesota	St. Cloud	St. Cloud Times www.sctimes.com	19,684		24,179	1861
Mississippi	Hattiesburg	Hattiesburg American www.hattiesburgamerican.com		7,202	9,675	1897
	Jackson	The Clarion-Ledger www.clarionledger.com	43,373		49,981	1837
Missouri	Springfield	Springfield News-Leader www.news-leader.com	27,905		49,889	1893
Montana	Great Falls	Great Falls Tribune www.greatfallstribune.com	21,684		23,104	1885
Nevada	Reno	Reno Gazette-Journal www.rgj.com	30,506		52,989	1870
New Jersey	Asbury Park	Asbury Park Press www.app.com	73,363		109,060	1879
	Bridgewater	Courier News www.mycentraljersey.com	8,938		11,610	1884
	Cherry Hill	Courier-Post www.courierpostonline.com	32,259		43,096	1875
	East Brunswick	Home News Tribune www.mycentraljersey.com	17,803		21,195	1879
	Morristown	Daily Record www.dailyrecord.com	12,582		14,952	1900
	Vineland	The Daily Journal www.thedailyjournal.com	9,983			1864
New Mexico	Alamogordo	Alamogordo Daily News www.alamogordonews.com	3,811		3,977	1898
	Carlsbad	Current-Argus www.currentargus.com	3,597		3,863	1889
	Deming	Deming Headlight www.demingheadlight.com	1,492			1880
	Farmington	Farmington Daily Times www.daily-times.com	9,012		9,532	1901
	Las Cruces	Las Cruces Sun-News www.lcsun-news.com	13,770		15,980	1881
	Silver City	Silver City Sun News www.scsun-news.com	144			1896
New York	Binghamton	Press & Sun-Bulletin www.pressconnects.com	26,493		35,181	1904
	Elmira	Star-Gazette www.stargazette.com	11,917		18,375	1828
	Ithaca	The Ithaca Journal www.theithacajournal.com	8,934			1815
	Poughkeepsie	Poughkeepsie Journal www.poughkeepsiejournal.com	20,409		26,984	1785
	Rochester	Rochester Democrat and Chronicle www.democratandchronicle.com	88,815		131,456	1833
	Westchester County	The Journal News www.lohud.com	53,446		67,893	1829
North Carolina	Asheville	Asheville Citizen-Times www.citizen-times.com	28,269		43,096	1870

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2015 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
Ohio	Bucyrus	Telegraph-Forum www.bucyrustelegraphforum.com	3,328			1923
	Chillicothe	Chillicothe Gazette www.chillicothegazette.com		7,300	8,656	1800
	Cincinnati	The Cincinnati Enquirer www.cincinnati.com	109,687		207,968	1841
	Coshocton	Coshocton Tribune www.coshoctontribune.com		3,199	3,909	1842
	Fremont	The News-Messenger www.thenews-messenger.com		4,872		1856
	Lancaster	Lancaster Eagle-Gazette www.lancastereaglegazette.com		7,091	8,503	1807
	Mansfield	News Journal www.mansfieldnewsjournal.com	15,258		20,471	1885
	Marion	The Marion Star www.marionstar.com	5,519		6,522	1880
	Newark	The Advocate www.newarkadvocate.com		11,249	12,663	1820
	Port Clinton	News Herald www.portclintonnewsherald.com		1,995		1864
	Zanesville	Times Recorder www.zanesvilletimesrecorder.com	10,017		11,087	1852
Oregon	Salem	Statesman Journal www.statesmanjournal.com	28,858		35,343	1851
Pennsylvania	Chambersburg	Public Opinion www.publicopiniononline.com	11,817		15,409	1869
	Hanover	The Evening Sun www.eveningsun.com	9,375		12,253	1915
	Lebanon	Lebanon Daily News www.ldnews.com	12,004		14,935	1872
	York	York Daily Record www.ydr.com	31,316		71,315	1915
South Carolina	Greenville	The Greenville News www.greenvilleonline.com	42,905		96,559	1874
South Dakota	Sioux Falls	Argus Leader www.argusleader.com	28,161		55,082	1881
Tennessee	Clarksville	The Leaf-Chronicle www.theleafchronicle.com	9,805		19,410	1808
	Jackson	The Jackson Sun www.jacksonsun.com	12,837		19,424	1848
	Murfreesboro	The Daily News Journal www.dnj.com	9,033		12,739	1848
	Nashville	The Tennessean www.tennessean.com	86,189		198,214	1812
Utah	St. George	The Spectrum www.thespectrum.com	12,505		14,545	1963
Texas	El Paso	El Paso Times www.elpasotimes.com	34,213		42,855	1881
Vermont	Burlington	The Burlington Free Press www.burlingtonfreepress.com	22,523		25,848	1827
Virginia	McLean	USA TODAY* www.usatoday.com	4,010,437		3,866,618	1982
	Staunton	The Daily News Leader www.newsleader.com	11,449		13,784	1904
Wisconsin	Appleton	The Post-Crescent www.postcrescent.com	33,039		49,302	1853
	Fond du Lac	The Reporter www.fdlreporter.com	8,613		11,114	1870
	Green Bay	Green Bay Press-Gazette www.greenbaypressgazette.com	37,537		58,460	1915
	Manitowoc	Herald Times Reporter www.htrnews.com	8,469		10,008	1898
	Marshfield	Marshfield News-Herald www.marshfieldnewsherald.com		6,630		1927
	Oshkosh	Oshkosh Northwestern www.thenorthwestern.com	10,968		15,192	1868
	Sheboygan	The Sheboygan Press www.sheboyganpress.com	12,590		15,483	1907

DAILY LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS

State Territory			Average 2015 Circulation - Print and Digital Replica and Non-Replica
	City	Local media organization/web site	Morning	Afternoon	Sunday	Founded
	Stevens Point	Stevens Point Journal www.stevenspointjournal.com		6,468		1873
		Central Wisconsin Sunday			13,756
	Wausau	Wausau Daily Herald www.wausaudailyherald.com		12,675	16,947	1903
	Wisconsin Rapids	The Daily Tribune www.wisconsinrapidstribune.com		6,920		1914

*
USA TODAY morning and Sunday figure is the average print, digital replica, digital non-replica and branded editions according to the Alliance for Audited Media’s December 2015 Quarterly Publisher’s Statement.

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS/NEWSQUEST PLC

		Circulation*
City	Local media organization/web site	Monday-Saturday	Founded
Basildon	Echo**: www.echo-news.co.uk	21,352	1969
Blackburn	Lancashire Telegraph: www.lancashiretelegraph.co.uk	13,304	1886
Bolton	The Bolton News: www.theboltonnews.co.uk	11,157	1867
Bournemouth	Daily Echo: www.bournemouthecho.co.uk	16,395	1900
Bradford	Telegraph & Argus: www.thetelegraphandargus.co.uk	16,737	1868
Brighton	The Argus: www.theargus.co.uk	12,736	1880
Colchester	The Gazette**: www.gazette-news.co.uk	11,058	1970
Darlington	The Northern Echo: www.thenorthernecho.co.uk	27,819	1870
Glasgow	Evening Times: www.eveningtimes.co.uk	29,951	1876
Glasgow	The Herald: www.heraldscotland.com	34,379	1783
Glasgow	The National: www.thenational.scot	***	2014
Greenock	Greenock Telegraph****: www.greenocktelegraph.co.uk	11,264	1857
Newport	South Wales Argus: www.southwalesargus.co.uk	12,110	1892
Oxford	Oxford Mail: www.oxfordmail.co.uk	11,770	1928
Southampton	Southern Daily Echo: www.dailyecho.co.uk	20,211	1888
Swindon	Swindon Advertiser: www.swindonadvertiser.co.uk	11,056	1854
Weymouth	Dorset Echo: www.dorsetecho.co.uk	12,131	1921
Worcester	Worcester News: www.worcesternews.co.uk	8,113	1937
York	The Press: www.yorkpress.co.uk	17,342	1882
* Circulation figures are according to ABC results for the period January - June 2015
** Publishes Monday-Friday
*** Founded in 2014. No certified circulation reported to date
**** Certificate per December 2014 whilst not owned by Newsquest

Non-daily publications: Essex, London, Midlands, North East, North West, Northern Ireland, Scotland, South Coast, South East, South and East Wales, South West, Yorkshire.

Mobile and Tablet: We power more than 500 mobile and tablet products and partner with service providers to deliver news alerts and mobile marketing campaigns. We have also developed and deployed leading applications for iPad, iPhone, Kindle, Android, Windows and BlackBerry.

USA TODAY/USATODAY.com
Headquarters and editorial offices: McLean, VA
Print sites: Albuquerque, NM; Boston, MA; Cleveland, OH; Columbia, SC; Columbus, OH; Dallas, TX; Denver, CO; Des Moines, IA; Detroit, MI; Fort Lauderdale, FL; Houston, TX; Indianapolis, IN; Kansas City, MO; Las Vegas, NV; Los Angeles, CA; Louisville, KY; Milwaukee, WI; Minneapolis, MN; Mobile, AL; Nashville, TN; Oklahoma City, OK; Orlando, FL; Phoenix, AZ; Rochester, NY; Rockaway, NJ; St. Louis, MO; St. Petersburg, FL; Salt Lake City, UT; San Jose, CA; Seattle, WA; Springfield, MO; Springfield, VA; Wilmington, DE; Winston-Salem, NC
Advertising offices: Atlanta, GA; Chicago, IL; Dallas, TX; Detroit, MI; Los Angeles, CA; McLean, VA; New York, NY; San Francisco, CA

USA TODAY Sports Media Group: http://ftw.usatoday.com; www.thebiglead.com; www.spanningthesec.com; http://fantasy.usatoday.com/; www.hoopshype.com; http://usatodayhss.com; www.bnqt.com; www.thehuddle.com; www.baseballhq.com; http://sportswire.usatoday.com/; www.mmajunkie.com; http://boxingjunkie.com/; http://trainingjunkie.com/; www.thedraftwire.com; www.steelerswire.com; www.bearswire.com; www.broncoswire.com; www.thefieldsofgreen.com
Headquarters: Los Angeles
Advertising offices: Los Angeles, CA; McLean, VA; New York, NY

Reviewed.com: www.reviewed.com Headquarters: Cambridge, MA
Gannett Media Technologies International: www.gmti.com Headquarters: Chesapeake, VA Regional office: Cincinnati, OH
Non-daily publications: Weekly, semi-weekly, monthly or bimonthly publications in Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Guam, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Wisconsin

Gannett Publishing Services: www.gannettpublishingservices.com Headquarters: McLean, VA
Gannett Satellite Information Network: McLean, VA

GANNETT ON THE NET: News and information about us is available on our web site, www.gannett.com. In addition to news and other information about us, we provide access through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically to the Securities and Exchange Commission (SEC). Certifications by our Chief Executive Officer and Chief Financial Officer are included as exhibits to our SEC reports (including to this Form 10-K).
We also provide access on this web site to the charters of our Audit, Transformation, Executive Compensation and Nominating and Public Responsibility Committees and other important governance documents and policies, including our Ethics Policy, Principles of Corporate Governance and Related Person Transaction Policy. Copies of all of these corporate governance documents are available to any shareholder upon written request made to our Secretary at the headquarters address. We will disclose on this web site changes to, or waivers of, our corporate Ethics Policy.

ITEM 1A. RISK FACTORS

In addition to the other information contained or incorporated by reference into this Form 10-K, prospective investors should consider carefully the following risk factors before investing in our securities. The risks described below may not be the only risks we face. Additional risks that we do not yet perceive or that we currently believe are immaterial may adversely affect our business and the trading price of our securities.

Risks Relating to Our Business
Changes in economic conditions are expected to continue to affect advertising demand.
Our operating results depend on the relative strength of the economy as well as the strength or weakness of regional and national economic factors. Our operating revenues are sensitive to discretionary spending available to advertisers and subscribers in the markets we serve, as well as advertiser and subscriber perceptions of economic trends and uncertainty. Total advertising revenues have declined in recent years, reflecting general trends in the newspaper industry and soft economic conditions affecting advertising demand, particularly in the retail sector. A decline in the economic prospects of advertisers, subscribers or the economy in general could alter current or prospective advertisers’ and subscribers’ spending priorities. All of these factors may further materially and adversely impact our ability to grow or maintain our operating revenue.

Increasing popularity of digital media and the shift in newspaper readership demographics, consumer habits and advertising expenditures from traditional print to digital media have adversely affected and may continue to adversely affect our operating revenues and may require significant capital investments due to changes in technology.
Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for delivery of news and other content and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business and financial results may be adversely affected.
The increasing number of digital media options available online, through social networking tools and through mobile and other devices that distribute news and other content, is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume content than they do on the source or reliability of such content. Further, as existing newspaper readers get older, younger generations may not develop similar readership habits. News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by creating a disincentive for the audience to visit our websites or use our digital applications. If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms.

In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, our digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. Reduced demand for our offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on our businesses and assets. Our ability to maintain and improve the performance of our customers’ advertising on our digital properties may impact rates we achieve in the marketplace for our advertising inventory.

Stagnation or a decline in website traffic levels due to subscription models or other factors may materially and adversely affect our advertiser base and advertising rates and result in a decline in digital revenue.
Subscription models require users to pay for content after accessing a limited number of pages or news articles for free on our websites each month. Our ability to build a subscriber base on our digital platforms through subscription offers depends on market acceptance, consumer habits, pricing, an adequate online infrastructure and other factors. If our subscribers opt out of the subscription offers in greater numbers than anticipated, we may not generate expected revenue. In addition, the subscription model may result in fewer page views or unique visitors to our websites if digital viewers are unwilling to pay to gain access to our content. Stagnation or a decline in website traffic levels may materially and adversely affect our advertiser base and advertising rates and result in a decline in digital revenue.

Our business operates in highly competitive markets with constant technological developments, and our ability to maintain market share and generate operating revenues depends on how effectively we compete with existing and new competition and on how technological developments affect our business.
Our business operates in highly competitive markets. Our brands compete for audiences and advertising revenue with newspapers and other media such as the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, outdoor billboards and yellow pages. Some of our current and potential competitors have greater financial and other resources than we do.
Our publications generate significant percentages of their advertising revenue from a few categories, including automotive, employment and real estate classified advertising, and retail advertising. Websites dedicated to classified advertising have become significant competitors of our print editions and digital platforms. As a result, even in the absence of a recession or economic downturn, technological, industry or other changes specifically affecting these advertising sources could reduce advertising revenues and materially and adversely affect our financial condition and results of operations.

Our success depends on our ability to respond and adapt to changes in technology and consumer behavior.
Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for the delivery and consumption of news and other content. These developments are driving changes in consumer behavior as consumers seek more control over the ways in which they consume content. Unless we are able to use new and existing technologies to distinguish our products and services from those of our competitors and develop in a timely manner compelling new products and services that engage users across platforms, our business, financial condition and prospects may be adversely affected.
Changes in technology and consumer behavior pose a number of challenges that could adversely affect our revenues and competitive position. For example, among others:

•
we may be unable to develop products for mobile devices or other digital platforms that consumers find engaging, that work with a variety of operating systems and networks or that achieve a high level of market acceptance;

•	there may be changes in user sentiment about the quality or usefulness of our existing products;

•	news aggregation websites and customized news feeds may reduce our traffic levels by creating a disincentive for users to visit our websites or use our digital products;

•	failure to successfully manage changes in search engine optimization and social media traffic to increase our digital presence and visibility may reduce our traffic levels;

•	technical or other problems could prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience;

•	new delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers;

•	mobile devices, including smartphones and tablets, may present challenges for traditional display advertising; and

•	technology developed to block the display of advertising on websites could proliferate.

Responding to these changes may require significant investment. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur research and development costs in building, maintaining and evolving our technology infrastructure.

We rely on revenue from the printing and distribution of publications for third parties that may be subject to many of the same business and industry risks facing us.
We generate a portion of our revenue from printing and distributing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. As a result, if macroeconomic and industry trends, such as the sensitivity to perceived economic weakness of discretionary spending available to advertisers and subscribers, circulation declines, shifts in consumer habits and the increasing popularity of digital media affect those third parties, we may lose, in whole or in part, this source of revenue.

Newsprint prices may continue to be volatile.
Newsprint was one of our largest expenses during the year ended Dec. 27, 2015. The price of newsprint has historically been volatile, and may increase as a result of various factors, including declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and other factors that adversely impact supplier profitability, including increases in operating expenses caused by raw material and energy costs, and currency volatility. In addition, the consolidation of newsprint mills in the U.S. and Canada over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Decreases in our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers may materially and adversely impact newsprint prices in the future. In addition, we rely on suppliers for deliveries of newsprint. The availability of our newsprint supply may be affected by various factors, including labor unrest, transportation issues and other disruptions that may affect deliveries of newsprint. If newsprint prices increase significantly or we experience significant disruptions in the availability of our newsprint supply in the future, our operating results could be adversely affected.

The value of our assets or operations may be diminished if our information technology systems fail to perform adequately or if we are the subject of a significant data breach or cyber-attack.
Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment and other business processes. The failure of our information technology systems to perform as anticipated could disrupt our business and could result in transaction errors, processing inefficiencies, late or missed publications, and loss of sales and customers, causing our business and results of operations to be impacted.
Furthermore, attempts to compromise information technology systems occur regularly across many industries and sectors, and we may be vulnerable to security breaches beyond our control. We invest in security resources and technology to protect our data and business processes against risk of data security breaches and cyber-attack, but the techniques used to attempt attacks are constantly changing. A significant breach or successful attack could have a negative impact on our operations or business reputation. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all losses from any future breaches of our systems.

Security breaches and other network and information systems disruptions could affect our ability to conduct our business effectively.
Our online systems store and process confidential subscriber, employee and other sensitive personal data, and therefore maintaining our network security is of critical importance. The security of these network and information systems and other technologies is important to our business activities. We use third-party technology and systems for a variety of operations, including encryption and authentication technology, employee email, domain name registration, content delivery to customers, back-office support and other functions. Our systems, and those of third parties upon which our business relies, may be vulnerable to interruption or damage that can result from natural disasters, fires, power outages, acts of terrorism or other similar events, or from deliberate attacks such as computer hacking, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing.
Despite the security measures we and our third-party service providers have taken, our computer systems, and those of our vendors, have been, and will likely continue to be, subject to attack. We have implemented controls and taken other preventative measures designed to strengthen our systems against attacks, including measures designed to reduce the impact of a security breach at our third-party vendors. Although the costs of the controls and other measures we have taken to date have not had a material effect on our financial condition, results of operations or liquidity, there can be no assurance as to the cost of additional controls and measures that we may conclude are necessary in the future.

There can also be no assurance that the actions, measures and controls we have implemented will be effective against future attacks or be sufficient to prevent a future security breach or other disruption to our network or information systems, or those of our third-party providers. Such an event could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks, divert management’s attention and resources or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

Foreign exchange variability could materially and adversely affect our consolidated operating results.
Newsquest operates in the U.K. and its operations are conducted in foreign currency, primarily the British pound sterling. Our financial statements are denominated in U.S. dollars. Newsquest results for 2015 were translated to U.S. dollars at the average rate of 1.53. Weakening of the British pound sterling to the U.S. dollar exchange rate could diminish Newsquest’s earnings contribution to our consolidated results of operations.

Changes in the regulatory environment could encumber or impede our efforts to improve operating results or the value of assets.
Our publishing operations are subject to government regulation in the jurisdictions in which we operate and our websites, which are accessible worldwide, may be subject to laws regarding the Internet even in jurisdictions where we do not do business. Changing regulations, the introduction of new laws and regulations, and penalties for any failure to comply may result in increased costs, reduced valuations or other impacts, all of which may adversely impact our future profitability.

Future strategic acquisitions, investments and partnerships could pose various risks, increase our leverage and significantly impact our ability to expand our overall profitability.
 Acquisitions, including our pending acquisition of JMG for cash consideration of approximately $280 million, involve inherent risks, such as potentially increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our results of operations or cash flow and could strain our human resources. We may be unable to successfully implement effective cost controls, achieve expected synergies or increase revenues as a result of any future acquisition. Acquisitions may result in our assumption of unexpected liabilities and may result in the diversion of management’s attention from the operation of our business. Strategic investments and partnerships with other companies expose us to the risk that we may not be able to control the operations of our investee or partnership, which could decrease the amount of benefits we realize from a particular relationship. We are also exposed to the risk that our partners in strategic investments and infrastructure may encounter financial difficulties which could lead to disruption of investee or partnership activities, or impairment of assets acquired, which would adversely affect future reported results of operations and stockholders’ equity. In addition, we may be unable to obtain financing necessary to complete acquisitions on attractive terms or at all. The failure to obtain regulatory approvals may prevent us from completing or realizing the anticipated benefits of acquisitions. Furthermore, acquisitions may subject us to new or different regulations which could have an adverse effect on our operations.

The value of our existing intangible assets may become impaired, depending upon future operating results.
Goodwill and other intangible assets were approximately $576 million as of Dec. 27, 2015, representing approximately 24% of our total assets. We periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets would adversely affect future reported results of operations and stockholders’ equity, although such charges would not affect our cash flow.

Adverse results from litigation or governmental investigations could impact our business practices and operating results.
From time to time, we are a party to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.

We may be unable to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.
Our ability to compete effectively depends in part upon our intellectual property rights, including our trademarks, copyrights and proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, patent, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology and the use of the rights and technology of others may not be adequate. Advancements in technology have made the unauthorized duplication and wide dissemination of content easier, making enforcement of intellectual property rights more challenging. Litigation may be necessary to enforce our intellectual property rights and to protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights, including trademark, copyright and patent infringement. If we are unable to protect and enforce our intellectual property rights, we may not realize the full value of our intellectual property assets and our business and profitability may suffer. Furthermore, any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations may be materially and adversely affected as a result.

Our ability to operate effectively could be impaired if we fail to attract and retain our senior management team.
Our success depends, in part, upon the continuing contributions of our senior management team. The loss of the services of any members of our senior management team or the failure to attract qualified persons to our senior management team may have a material adverse effect on our business or our business prospects.

Labor strikes, lockouts and protracted negotiations could lead to business interruptions and increased operating costs.
As of Dec. 27, 2015, union employees comprised approximately 13% of our workforce. We are required to negotiate collective bargaining agreements on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could materially and adversely affect our business by disrupting our ability to provide customers with our products or services. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income, or the timing thereof.

Volatility in global financial markets directly affects the value of our pension plan assets and liabilities.
Our two largest retirement plans, which account for more than 95% of total pension plan assets, were underfunded as of Dec. 27, 2015 by $492 million on a U.S. GAAP basis. Various factors, including future investment returns, discount rates and potential pension legislative changes, impact the timing and amount of pension contributions we may be required to make in the future.

Risks Related to the Separation
We have limited operating history as a separate public company and may be unable to operate profitably as a stand-alone company.
We have limited operating history as a separate, stand-alone public company. We cannot be certain that, as a separate public company, operating results will continue at historical levels, or that we will be profitable. Additionally, prior to the separation, we relied on our former parent for various financial, administrative and managerial services in conducting our operations. Following the separation, we maintain our own credit and banking relationships and perform our own financial and investor relations functions. Prior to the separation, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. We could experience some increased costs as a result of the absence of such economies of scale. Any such additional or increased costs may have a material adverse effect on our business, financial condition, or results of operations.

Our historical financial information may not be indicative of our future results as a separate public company.
The historical financial information we have included in this report for the period prior to the separation may not reflect what our results of operations, financial position and cash flows would have been had we been a separate public company during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future as a separate public company. The historical financial information for the periods prior to the distribution does not reflect the increased costs associated with being a separate public company, including changes in our cost structure, personnel needs, financing, and operations of our business as a result of the distribution. Our historical financial information for the periods prior to the distribution reflects allocations for services historically provided by our former parent, and we expect these allocated costs to be different from the actual costs we will incur for these services in the future as a separate public company. In some instances, the costs incurred for these services as a separate public company may be higher than the share of expenses allocated to our business historically.

We may incur increased costs after or as a result of the separation from our former parent that may cause our profitability to decline.
Historically, prior to the separation our business operated as one of our former parent’s segments, and our former parent performed many corporate functions for our operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, select accounting functions, finance and tax administration, benefits administration, legal, governmental relations and regulatory functions. Following the separation, our former parent has provided transitional support to us with respect to certain of these functions. We have been replicating certain systems, infrastructure and personnel to which we no longer have access from our former parent. However, we may misjudge our requirements for these services and systems on a stand-alone basis, and may incur greater than expected capital and other costs associated with developing and implementing our own support functions in these areas. These costs may exceed the costs we pay to our former parent during the transition period. In addition, there may be an adverse operational effect on our business as a result of the significant time our management and other employees and internal resources will need to dedicate to building these capabilities during the first few years following the separation that otherwise would be available for other business initiatives and opportunities. As we operate these functions independently, if we have not developed adequate systems and business functions, or obtained them from other providers, we may not be able to operate the company effectively and our profitability may decline.

We or our former parent may fail to perform under various transition services agreements and other agreements that were executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transition services agreements expire.
In connection with the separation, we and our former parent entered into a separation agreement and various other agreements, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements include any necessary indemnifications related to liabilities and obligations. The transition services agreement provided for the performance of certain services by each company for the benefit of the other for a limited period of time after the separation. If our former parent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have agreements with other providers of these services once these agreements expire or terminate, we may not be able to operate our business effectively and our profitability may decline.

There could be significant liability if the distribution were determined to be a taxable transaction.
In connection with the distribution, our former parent received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Code would be satisfied. The opinion relied on certain facts, assumptions, representations and undertakings from our former parent and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.
Notwithstanding the opinion of tax counsel, the IRS could determine upon audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of our company or our former parent after the separation. If the separation were determined to be taxable for U.S. federal income tax purposes, our former parent and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

We may be unable to engage in certain corporate transactions because such transactions could jeopardize the tax-free status of the distribution.
Under the tax matters agreement that we entered into with our former parent, we are restricted from taking any action that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we are prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of 40% or more of our stock or substantially all of our assets, whether by merger or otherwise;

•	merging, consolidating or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing our capital stock beyond certain thresholds; and

•	ceasing to actively conduct our business.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. In addition, under the tax matters agreement, we are required to indemnify our former parent against any such tax liabilities as a result of the acquisition of our stock or assets, even if we did not participate in or otherwise facilitate the acquisition.

We may not achieve some or all of the expected benefits of the separation, and the separation may materially and adversely affect our business.
We may be unable to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation was expected to provide the following benefits, among others:

•	a distinct investment identity allowing investors to evaluate the merits, strategy, performance and future prospects of our business separately from our former parent;

•	more efficient allocation of capital for both our former parent and us;

•	direct access by us to the capital markets;

•	ability to pursue value-enhancing acquisitions with fewer regulatory obstacles in two consolidating industries; and

•
facilitating incentive compensation arrangements for employees that are more directly tied to the performance of the relevant company’s business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives, while at the same time creating an independent equity structure that facilitates our ability to affect future acquisitions utilizing our common stock.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) following the separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of our former parent; and (b) following the separation, our business will be less diversified than our former parent’s business prior to the separation. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, financial conditions and results of operations could be materially and adversely affected.

A portion of our advertising revenues is earned under affiliation agreements which may be terminated or amended to provide for less favorable terms following the separation.
In connection with the separation, we entered into a modified affiliation agreement with CareerBuilder, which is majority owned by our former parent, and Cars.com, which is wholly owned by our former parent. These modified affiliation agreements are intended to permit our publications to continue to earn advertising revenues from CareerBuilder and Cars.com for up to five years following the separation, although each may be terminated earlier in certain circumstances including, in the case of Cars.com, if we fail to achieve specified performance standards. We expect that the terms of the modified affiliate agreements will result in lower advertising revenue than was the case prior to the distribution. There can also be no assurance that our publications will be able to renew these new affiliation agreements at the end of the five-year term on similar terms, or at all, or continue to earn the same level of advertising revenues under such affiliation agreements.

If we cease to earn advertising revenues under the modified affiliation agreements with CareerBuilder and Cars.com or the amount of such revenues is materially reduced, our operating revenues, financial condition and results of operations could be materially and adversely affected.

Fulfilling our obligations incidental to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, will place significant demands on our management, administrative and operational resources, including accounting and information technology resources.
Our financial results previously were included in the consolidated results of our former parent, and our reporting and control systems were appropriate for those of subsidiaries of a public company. Prior to the distribution, we were not directly subject to reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the separation, we are now subject to such reporting and other requirements, which will require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources.

Risks Relating to our Debt Agreements
We have only a limited independent history of obtaining financing from banks or through public markets to satisfy capital requirements in operating our business.
Historically, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of our former parent. We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly. In addition, the cost of capital for our business may be higher than our former parent’s cost of capital prior to the separation.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.
Our debt agreements contain various covenants that limit our flexibility in operating our businesses, including our ability to engage in specified types of transactions. Subject to certain exceptions, these covenants restrict our ability and the ability of our subsidiaries to, among other things:

•	permit certain liens on current or future assets;

•	enter into certain corporate transactions;

•	incur additional indebtedness;

•	make certain payments or declare certain dividends or distributions;

•	dispose of certain property;

•	prepay or amend the terms of other indebtedness; and

•	enter into certain transactions with affiliates.

Risks Relating to our Stock
We cannot guarantee the timing, amount or payment of dividends on our common stock.
The timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of our board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, any future debt service obligations, covenants associated with any of our future debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets.

Certain provisions of our certificate of incorporation, by-laws, tax matters agreement, separation and distribution agreement, employee matters agreement, transition services agreement, and Delaware law may discourage takeovers and limit our ability to use, acquire, or develop certain competing businesses.
Our amended and restated certificate of incorporation and amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us. For example, our amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•	authorize the issuance of preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide that vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board of Directors, may be filled only by a majority vote of directors then in office;

•	place limits on which stockholders may call special meetings of stockholders, and limit the actions that may be taken at such stockholder-called special meetings;

•	prohibit stockholder action by written consent; and

•	establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of stockholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of the Board of Directors. Moreover, these provisions may inhibit increases in the trading price of our common stock that may result from takeover attempts or speculation.

Under the tax matters agreement entered into at the time of the separation, we agreed to indemnify our former parent for certain tax related matters, and we may be unable to take certain actions as a result. We are unable to take certain actions because such actions could jeopardize the tax-free status of the distribution. Such restrictions could be significant, in addition, the separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement cover specified indemnification and other matters that may arise after the distribution. The separation and distribution agreement, the tax matters agreement, the employee matters agreement and the transition services agreement may have the effect of discouraging or preventing an acquisition of us or a disposition of our business. In addition, to the extent these agreements contain exclusivity or non-compete provisions, they may restrict our ability to use a competing service or to compete with our counterparty, which could have the effect of restricting our ability to maximize our performance in the provision of services, such as digital marketing services, online career services or online automobile sales services,.

Our amended and restated certificate of incorporation designates the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.
Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the state of Delaware has jurisdiction, the federal court for the District of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, creditors or other constituents, any action asserting a claim against us or any of our directors or officers arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us or any our directors or officers governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Our facilities occupy approximately 11.3 million square feet in the aggregate, of which approximately 3.5 million square feet is leased from third parties. Our corporate headquarters are in McLean, VA, where we lease approximately 190,000 square feet. The lease provides for an initial term of 15 years with two five-year renewal options. Many of our local media organizations have outside news bureaus, sales offices and distribution centers that are leased from third parties.
A listing of publishing centers and key properties may be found in the “Markets We Serve” section of Item 1. Business. We own many of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications. We also own a data and network operations center in Silver Spring, MD. During 2015, we continued our efforts to consolidate certain of our U.S. publishing facilities to achieve ongoing savings and greater efficiencies.
Newsquest, our subsidiary headquartered in London, owns several plants in the U.K. where its publications are produced (including five printing facilities that print for both Newsquest and other third-party publishers) and also leases other facilities.
We believe that our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 12 of the notes to consolidated and combined financial statements.

Environmental
From time to time, some of our current and former subsidiaries have been included among potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation. These environmental proceedings are highly complex, and require a variety of issues to be resolved, including the extent of contamination, the nature and extent of investigation and remedial action that may ultimately be required, and the number of parties that will be required to contribute to such investigation and remediation costs, before our liability for them, if any, will be known.
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

Other Matters
On Jan. 2, 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (“TCPA”) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs seek to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). The ultimate outcome of this proceeding is uncertain, but may be material to our results of operations and cash flows. We are vigorously defending the case and have asserted cross-claims against the vendor.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are traded on the New York Stock Exchange with the symbol GCI.
Information regarding outstanding shares, shareholders and dividends may be found in Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Gannett common stock prices
“When issued” trading of our common stock commenced on the NYSE on June 23, 2015. “Regular-way” trading began on June 29, 2015, the day of the separation. The following table sets forth the high and low intra-day trading prices of our common stock as reported on the NYSE each quarter since our separation from our former parent.

Year	Quarter	Low	High
2015	Second	$13.35	$15.05
	Third	$10.75	$14.75
	Fourth	$13.76	$17.91
2016	First*	$13.27	$16.77
*Through Feb. 22, 2016.

Purchases of Equity Securities
In July 2015, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. As of Dec. 27, 2015, no shares have been repurchased under this program.

Comparison of shareholder return – 2015
The following graph compares the performance of our common stock from the date of our separation from our former parent company on June 29, 2015 to Dec. 27, 2015 compared to the S&P 500 Index and an index made up of peer companies.
Our peer group includes A.H. Belo Corporation, Lee Enterprises, Inc., The McClatchy Company, Meredith Corporation, New Media Investment Group, Inc., The New York Times Company, News Corporation, Time, Inc., Tribune Publishing Company, Angie’s List, Inc., Constant Contact, Inc., ReachLocal, Inc., Yelp Inc., and Harte-Hanks, Inc. (collectively, the “Peer Group”).
The S&P 500 Index includes 500 U.S. companies in the industrial, utilities and financial sectors and is weighted by market capitalization. The total returns of the Peer Group also are weighted by market capitalization.
The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index and Peer Group index at closing on June 29, 2015. It assumes that dividends were reinvested monthly with respect to our common stock, daily with respect to the S&P 500 Index and monthly with respect to each Peer Group company.

	June 2015	Sept. 2015	Dec. 2015
Gannett Co., Inc.	$100.00	$105.51	$117.16
S&P 500 Index	$100.00	$93.82	$101.23
Peer Group	$100.00	$80.51	$88.43

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2011 through 2015 is contained under the heading “Selected Financial Data” after the notes to our consolidated and combined financial statements and is derived from our audited financial statements for those years.
The information contained in the “Selected Financial Data” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the consolidated and combined financial statements and related notes thereto included in Item 8 of this Form 10-K.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain factors affecting forward-looking statements
Certain statements in this Annual Report on Form 10-K contain certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. We are not responsible for updating or revising any forward-looking statements, whether the result of new information, future events or otherwise, except as required by law.
Potential risks and uncertainties which could adversely affect our results include, without limitation, the following factors:

•	competitive pressures in the markets in which we operate;

•	increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising;

•	macroeconomic trends and conditions;

•	economic downturns leading to a continuing or accelerated decrease in circulation or local, national or classified advertising;

•	potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks;

•	an accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors;

•	an inability to adapt to technological changes or grow our online business;

•	an increase in newsprint costs over the levels anticipated;

•	labor relations, including, but not limited to, labor disputes which may cause revenue declines or increased labor costs;

•
risks and uncertainties related to the proposed merger with JMG, including uncertainty of regulatory approvals, our and JMG’s ability to satisfy the merger agreement conditions and consummate the transaction on a timely basis, and our ability to successfully integrate JMG’s operations and employees with our existing business;

•	an inability to realize benefits or synergies from acquisitions of new businesses or dispositions of existing businesses or to operate businesses effectively following acquisitions or divestitures;

•	our ability to attract and retain employees;

•	rapid technological changes and frequent new product introductions prevalent in electronic publishing and digital businesses;

•	an increase in interest rates;

•	a weakening in the British pound to U.S. dollar exchange rate;

•
volatility in financial and credit markets which could affect the value of retirement plan assets and our ability to raise funds through debt or equity issuances and otherwise affect our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	changes in the regulatory environment which could encumber or impede our efforts to improve operating results or the value of assets;

•	credit rating downgrades, which could affect the availability and cost of future financing;

•	adverse outcomes in litigation proceedings with governmental authorities or administrative agencies;

•	an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges;

•	our dependence on our former parent and other third parties to perform important services for us following the separation;

•	our inability to engage in certain corporate transactions following the separation;

•	any failure to realize expected benefits from, or the possibility that we may be required to incur unexpected costs as a result of, the separation; and

•	other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

We continue to monitor the uneven economic recovery in the U.S. and U.K., as well as new and developing competition and technological change, to evaluate whether any indicators of impairment exist, particularly for those reporting units where fair value is closer to carrying value.

Executive Summary
Our operations comprise 112 daily publications and digital platforms in the U.S. and the U.K., more than 400 non-daily publications in the U.S., and more than 150 such titles in the U.K. Our 93 U.S. daily publications include USA TODAY, which is currently the nation’s number one newspaper in consolidated print and digital circulation. Together with 19 daily paid-for publications our Newsquest division operates in the U.K., the total average daily print and digital circulation of our 112 domestic and U.K. daily publications was approximately 7 million for 2015. In the markets we serve, we also operate desktop, smartphone and tablet products which are tightly integrated with publishing operations. Our operations also include commercial printing, marketing and data services operations.

Separation from Parent
On June 29, 2015, the separation of Gannett from our former parent was completed when our former parent distributed 98.5% of the outstanding shares of Gannett common stock (also referred to herein as the “spin-off” or “separation”) to its stockholders on a pro rata basis. Our former parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.
Following the distribution, our former parent owns 1.5% of Gannett’s outstanding common stock, and our former parent will continue to own our shares for a period of time not to exceed five years after the distribution.
Prior to the spin-off, we did not prepare separate financial statements. The accompanying consolidated and combined financial statements for periods prior to the spin-off were derived from the consolidated and combined financial statements and accounting records of our former parent, and present our combined financial position, results of operations and cash flows as of and for the periods presented as if we were a separate entity.
Through the date of the spin-off, in preparing these consolidated and combined financial statements, management has made certain assumptions or implemented methodologies to allocate various expenses from our former parent to us and from us back to our former parent in the form of cost recoveries. These allocations represent services provided between the two entities and are more fully detailed in Note 14 — Relationship with our former parent. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone entity during the periods presented.
We intend for the discussion of financial condition and results of operations for periods prior to the separation to provide information that will assist in understanding our financial statements, the changes in certain key items in those statements from period to period and the primary factors that accounted for those changes as well as how certain accounting principles, policies and estimates affect our financial statements.

Basis of reporting
Following is a discussion of the key factors that have affected our accounting for or reporting on the business over the last three fiscal years. This commentary should be read in conjunction with our financial statements, selected financial data and the remainder of this Form 10-K.
Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. Our 2015 fiscal year ended on Dec. 27, 2015, and encompassed a 52-week period. Our 2014 and 2013 fiscal years encompassed 52-week periods.
Foreign currency translation impacts: The average exchange rate used to translate U.K. results was 1.53 for 2015, 1.65 for 2014, and 1.56 for 2013. Translation fluctuations impact our U.K. revenue, expense and operating income results.

Certain Matters Affecting Current and Future Operating Results
The following developments during 2015 affect period-over-period comparisons from 2014 and will affect period-over-period comparisons for future results:

•
Acquisition of Texas-New Mexico Newspaper Partnership (“TNP”) and Romanes Media Group (“RMG”) – During 2015, we acquired two businesses which we expect to be accretive to earnings in future periods, contributing approximately $100 million in revenues in fiscal 2016.

On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”) and additional cash consideration. As a result, we own 100% of TNP and no longer have any ownership interest in CNP. Our results reflect an increase in total revenues of $47 million as a result of consolidating TNP and a decrease in “Equity income in unconsolidated investees, net” of $7 million in 2015.
On May 26, 2015, Newsquest acquired RMG, one of the leading regional media groups in the U.K. RMG publishes local newspapers in Scotland, Berkshire and Northern Ireland and its portfolio comprises one daily newspaper and 28 weekly newspapers and their associated websites. Our results reflect an increase in total revenues of $16 million in 2015 as a result of the acquisition.

•
Facility Consolidation and Asset Impairment Charges - We evaluated the carrying values of property, plant and equipment at certain sites because of facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. We recorded pre-tax charges for facility consolidations and asset impairments of $34 million and $35 million in 2015 and 2014, respectively.

•	Severance-related Expenses – We initiated various cost reducing actions that are severance-related.
In March 2015, we announced an Early Retirement Opportunity Program (“EROP”) for our USA TODAY employees. We recorded severance-related expenses of $8 million in 2015.
In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. We recorded severance-related expenses of $34 million in 2015.
We also had other employee termination actions associated with our facility consolidation and other cost reduction efforts. We recorded severance-related expenses of $30 million and $20 million for 2015 and 2014, respectively.

•
New Digital Agreements – Beginning in the third quarter of 2015 and in conjunction with the execution of new agreements with businesses owned by our former parent following the separation (principally Cars.com and CareerBuilder), we began reporting wholesale fees associated with sales of certain third party digital advertising products and services on a net basis, as a reduction of the associated digital advertising revenues, rather than in operating expenses, in our Consolidated and Combined Statements of Income. There is no impact on operating income, operating cash flows, net income or earnings per share. For the second half of 2015 revenue comparisons to the same period in the prior year were negatively impacted by $33 million.

•	Shutdown of USA Weekend – USA Weekend ceased operating in December 2014. For 2015, revenue comparisons to prior year were negatively impacted by $36 million.

•
Foreign Currency – Our U.K. publishing operations are conducted through our Newsquest subsidiary. Our U.K. earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a strengthening in that exchange rate will improve our U.K. revenue and earnings contributions to consolidated results. A weakening of that exchange rate (i.e., a stronger U.S. dollar) will have a negative impact. Results for 2015 were translated from the British pound to U.S. dollars at an average rate of 1.53 compared to 1.65 last year. This 7% decline in the exchange rate unfavorably impacted 2015 revenue comparisons by approximately $33 million.

Operating results summary: Operating revenues were $2.9 billion in 2015, a decrease of 9% from $3.2 billion in 2014, reflecting a 12% decline in advertising revenues and 5% decline in circulation revenue.
Total operating expenses decreased by 7% to $2.7 billion for 2015. In 2015, there were severance-related charges of $72 million, facility consolidation and asset impairment charges of $34 million and other transformation costs of $8 million. In 2014, there were severance -related charges of $20 million, facility consolidation and asset impairment charges of $35 million and other transformation costs of $44 million. Operating expenses decreased primarily due to lower volume-related expenses and continued cost efficiency efforts company-wide. Newsprint expense was 28% lower than in 2014 due to a decline in consumption and prices.
We reported operating income for 2015 of $169 million compared to $262 million in 2014, a 35% decrease.
Our net equity income in unconsolidated investees for 2015 was $12 million, a decrease of $4 million over 2014, reflecting primarily our acquisition in June 2015 of the remaining interest in TNP and the assignment of our interest in CNP.
Other non-operating items totaled $13 million in 2015, an increase of $12 million over 2014, primarily reflecting the $21.8 million gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in CNP.
During 2015, we paid out $18 million in dividends. There were no share repurchases in 2015.
Outlook for 2016: We intend to drive growth opportunities by capitalizing on our national brand equity to increase the integration of local and national content, enhance our position as a trusted provider of local news and information through expanded digital offerings and leverage our expertise to provide integrated solutions to advertisers. While we expect traditional advertising and circulation revenues to remain challenged due to market pressures, some of that decline will be offset by growth in digital marketing services and other digital revenues. We will continue to focus on operational excellence by maximizing the efficiency of our print, sales, administrative and distribution functions to reduce costs and increase profitability.
Total operating expenses are expected to decrease in comparison to 2015 reflecting lower spending due to cost reductions and efficiency gains on initiatives as well as lower newsprint expense, as consumption continues to decline.
Selective acquisitions or dispositions, leveraging our revenue innovations, digital opportunities and expense discipline, will supplement our organic growth and leverage our economies of scale to drive strong operating results. On Oct. 7, 2015 we entered into a merger agreement for the acquisition of Journal Media Group, Inc. (“JMG”) for approximately $280 million. We will finance the transaction through a combination of cash on hand and borrowings under our $500 million credit facility.

RESULTS OF OPERATIONS
Consolidated summary

Consolidated results, in millions of dollars except per share amounts
	2015(a)	Change	2014(a)	Change	2013(a)
Operating revenues:
Advertising	$1,611	(12%)	$1,840	(7%)	$1,971
Circulation	1,060	(5%)	1,110	(1%)	1,117
Other	213	(4%)	222	(6%)	236
Total operating revenues	2,885	(9%)	3,172	(5%)	3,325
Operating expenses:
Operating expenses	2,574	(7%)	2,763	(3%)	2,863
Depreciation	96	(1%)	97	1%	96
Amortization	12	(14%)	14	—%	14
Facility consolidation and asset impairment charges	34	(3%)	35	30%	27
Total operating expenses	2,716	(7%)	2,910	(3%)	3,000
Operating income	169	(35%)	262	(19%)	325
Non-operating income (expense), net	25	54%	16	(24%)	21
Provision for income taxes	48	(30%)	68	(4%)	71
Net income	$146	(31%)	$211	(23%)	$274
Per share - basic	$1.27	(31%)	$1.83	(23%)	$2.39
Per share - diluted	$1.25	(32%)	$1.83	(23%)	$2.39
(a) Numbers do not sum due to rounding.
Operating revenues
Operating revenues are derived principally from advertising sales which accounted for 56% of total revenues in 2015, and circulation sales which accounted for 37% of total revenues in 2015.
Advertising revenues include those derived from advertising placed with print products as well as digital-related Internet desktop, smartphone and tablet applications. These include revenue in the classified, retail and national advertising categories.
Circulation revenues include those derived from distributing our publications on our digital platforms, from home delivery and from single copy sales of our publications.
Other revenues are mainly from commercial printing.
Revenue comparisons 2015-2014:
Net operating revenues: Net operating revenues for 2015 declined by $287 million or 9.0% from 2014 with decreases primarily focused in advertising revenues.
The table below presents the principal components of advertising revenues for the last three years. These amounts include advertising revenue from printed publications as well as digital advertising revenue from desktop, smartphone and tablets affiliated with the publications.

Advertising revenues, in millions of dollars
	2015	Change	2014	Change	2013
Retail	$811	(9%)	$891	(6%)	$947
National	226	(21%)	286	(16%)	339
Classified	574	(14%)	663	(3%)	685
Total advertising revenue	$1,611	(12%)	$1,840	(7%)	$1,971

Advertising Revenue: Advertising revenues for 2015 decreased $229 million or 12.4%. This decrease reflects lower advertising demand due to general trends in the publishing industry and the absence of $35 million of revenues primarily associated with USA Weekend, as well as a year-over-year decline in the U.K. exchange rate, which represented $22 million of the decline, partially offset by the revenues associated with the acquisitions of TNP and RMG of $42 million.
Digital advertising revenues, which comprise retail, national and classified advertising, were $424 million in 2015 and $447 million in 2014, a 5% decrease on the prior year. The decrease in digital advertising revenues was driven by the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis and unfavorable post-spin changes to the affiliate agreement with CareerBuilder. Beginning in the third quarter of 2015 and in conjunction with the execution of new agreements (principally Cars.com and CareerBuilder), we began reporting wholesale fees associated with sales of certain third party digital advertising products and services on a net basis, as a reduction of the associated digital advertising revenues, rather than in operating expenses, in our Consolidated and Combined Statements of Income. There is no impact on operating income, operating cash flows, net income or earnings per share. 2015 revenue comparisons to 2014 were negatively impacted by $33 million.
The table below presents the percentage change for the retail, national, and classified categories for 2015 compared to 2014.

Advertising Revenue Year-Over-Year Comparisons
	U.S. Publishing	Newsquest (in pounds)	Total
Retail	(9%)	1%	(9%)
National	(23%)	4%	(21%)
Classified	(13%)	(7%)	(14%)
Total	(13%)	(3%)	(12%)

Retail advertising revenues were down $80 million or 9% in 2015. In the U.S., revenues were down in all major categories. Retail advertising revenues, in local currency, increased 1% in the U.K. but were adversely impacted by foreign currency rates that resulted in a 6% decline.
National advertising revenues were down $60 million or 21% in 2015, primarily due to soft advertising demand and the absence of revenues associated with USA Weekend.
The table below presents the percentage change in classified categories for 2015 compared to 2014.

Classified Revenue Year-Over-Year Comparisons
	U.S. Publishing	Newsquest (in pounds)	Total
Automotive	(20%)	(8%)	(19%)
Employment	(17%)	(10%)	(17%)
Real Estate	(13%)	(13%)	(16%)
Other	(6%)	1%	(6%)
Total	(13%)	(7%)	(14%)

Classified advertising revenues declined 13% in the U.S. and 7% in the U.K in 2015. Domestically and in the U.K., all classified advertising categories decreased as a result of general trends in the publishing industry.

Circulation Revenue: Circulation revenues decreased by $50 million or 4.5%. This change was driven by a reduction in volume, reflecting general industry trends, partially offset by the impact of price increases in the prior year. Price increases contributed positively to circulation revenues by approximately $44 million in 2015, while foreign currency negatively affected circulation revenues by $8 million. Circulation revenues for our domestic publishing business decreased 4% in 2015. Circulation revenues at USA TODAY were 11% lower in 2015 due to anticipated volume losses. In the U.K., circulation revenues were 9% lower in 2015, reflecting the impact of foreign currency rates and lower sales.
For local publishing operations in the U.S. and U.K., morning circulation accounted for approximately 96% of total daily volume, while evening circulation accounted for 4%.
Local publishing circulation volume is summarized in the table below.

Total average circulation volume, print and digital, replica and non-replica in thousands
	2015	Change	2014	Change	2013
Local Publications
Morning	2,704	—%	2,715	(8%)	2,967
Evening	104	(28%)	144	(11%)	161
Total daily	2,808	(2%)	2,859	(9%)	3,128
Sunday	4,658	2%	4,569	(3%)	4,729

Other Revenue: Commercial printing and other publishing revenues decreased 4% to $213 million in 2015, reflecting the sale of a print business. Commercial printing revenues accounted for nearly 7% of total other revenues in 2015. Commercial delivery services also contribute to total other revenues.
Revenue comparisons 2014-2013:
Operating Revenues: Net operating revenues declined by $153 million or 5% from 2013 with decreases primarily focused in advertising and other revenues.
Advertising Revenue: Advertising revenues for 2014 decreased $131 million or 7% from 2013. The decrease reflects generally soft advertising demand due to ongoing pressures relating to general industry trends, including, among others, a shift from print to digital consumption with a reduced average rate. Digital advertising revenues which are included in the categories below were $359 million in 2014 and $332 million in 2013.
In March 2014, Classified Ventures, an entity in which Parent owned a noncontrolling interest, agreed to sell Apartments.com. This transaction closed on April 1, 2014. Prior to the sale, our former parent was party to an affiliation agreement in which our newspapers earned advertising revenue of approximately $4 million in 2014, through the date of sale, and approximately $15 million in 2013.
Retail advertising revenues were down $56 million or 6% in 2014. The total decline in retail advertising revenue was 7% on a constant currency basis. Revenues were down in all major categories in the U.S. Retail advertising revenues, in local currency, were down 2% in the U.K.
National advertising revenues were down $48 million or 14% in 2014, primarily due to lower advertising sales within entertainment, technology and telecommunications categories.
Classified advertising revenues declined 4% in the U.S. and 3% in the U.K. Domestically, automotive advertising was down 2% for the year while employment declined 3%. In the U.K., while most classified advertising categories were lower, employment advertising improved 7% in local currency, reflecting the recovery in the U.K. economy.

Circulation Revenue: Total circulation revenues in 2014 decreased by $7 million, or 1%, from 2013. These revenues were driven by a $131 million reduction in volume that was a result of general industry trends as well as unfavorable comparisons related to prior year price increases. Price increases contributed positively to circulation revenues by $117 million in the current year with foreign currency also positively affecting circulation revenues by $6 million. Circulation revenues decreased 1% in 2014 at USCP reflecting an increase in home delivery revenue offset by a decrease in single copy revenue. Home delivery revenue was boosted by the pricing impact of placing the USA TODAY local editions in 35 of our local domestic publishing units and the strength of our All Access Content Subscription Model, adding engaging content which allowed us to deploy strategic pricing initiatives. This pricing impact resulted in revenue increases of approximately $75 million offset by declines in circulation volumes at USCP of $81 million. Circulation revenues were 1% lower in local currency in the U.K., due to declines in print circulation volumes, partially offset by cover price increases implemented in 2013. Circulation revenues were 4% lower at USA TODAY.
Revenue comparisons reflect generally lower circulation volumes more than offset by price increases. Daily average print and digital, replica and non-replica circulation, excluding USA TODAY, declined 9%, while Sunday circulation declined 3%.
Other Revenue: Commercial printing and other publishing revenues were down 6% in 2014 and totaled $222 million, reflecting the sale of a print business in the second quarter of 2014 and declines in commercial printing volumes which is consistent with industry trends. Commercial printing revenues accounted for approximately 62% of total other revenues. Commercial delivery services also contribute to total other revenues.

Consolidated operating expenses
Total reported operating expenses decreased 7% to $2.7 billion in 2015, primarily due to continued cost efficiency efforts company-wide as well as lower newsprint expense. The decrease was also driven by the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis. Beginning in the third quarter of 2015 and in conjunction with the execution of new agreements (principally Cars.com and CareerBuilder), we began reporting wholesale fees associated with sales of certain third party digital advertising products and services on a net basis, as a reduction of the associated digital advertising revenues, rather than in operating expenses, in our Consolidated and Combined Statements of Income.
Overall cost of sales decreased $131 million, or 7%, from 2014. Included in cost of sales in 2015 were payroll and employee benefits expenses of approximately $689 million, compared with approximately $744 million in 2014, or a 7% decrease from 2014. Resource optimization efforts to improve the overall cost structure while achieving greater efficiencies drove the decrease from 2014. Also included in cost of sales in 2015 were newsprint costs of approximately $170 million compared with approximately $230 million in 2014, or a 26% decrease from 2014. The decrease represents lower prices for newsprint as well as lower volume. The remaining decrease in cost of sales reflects the overall decline in circulation volumes and other revenues.

Total selling, general and administrative costs decreased by $58 million year over year. Included in sales, general and administrative expenses were payroll and employee benefit costs of approximately $515 million compared with approximately $526 million in 2014, or a 2% decrease from 2014. Other costs decreased by approximately $47 million, primarily due to lower information technology costs and the absence of future promotional payments associated with USA Weekend.
Included in cost of sales and selling, general and administrative expense were severance-related charges of $72 million and $20 million in 2015 and 2014, respectively. In addition, there were other transformation costs of $8 million and $44 million in 2015 and 2014, respectively. Severance-related charges and transformation expenses primarily relate to incremental expenses we have incurred to consolidate or outsource production processes and centralize other functions. Severance-related charges include payroll and related benefit costs. The severance-related charges for all years are more fully discussed in Note 4 to the consolidated and combined financial statements. Transformation costs primarily include incremental expenses associated with optimizing our real estate portfolio as well as charges related to our partial withdrawal from certain multi-employer pension plans.
Depreciation expense was 1% lower in 2015. Amortization expense decreased by 14% as a result of older intangible assets that became fully amortized in 2015, partially offset by the effect of 2015 acquisitions.
Our space consolidation initiative continued during 2015, resulting in sales of older, underutilized buildings; relocating to more efficient, flexible, digitally-oriented office space; reconfiguring spaces to take advantage of leasing and subleasing opportunities and combining operations where possible. There were facility consolidation and asset impairment charges of $34 million and $35 million in 2015 and 2014, respectively. The non-cash facility consolidation and asset impairment charges for all years are more fully discussed in Note 4 to the consolidated and combined financial statements.
Payroll and benefits and newsprint costs (along with certain other production material costs), the largest elements of our normal operating expenses, are presented below, expressed as a percentage of total pre-tax operating expenses.

	2015	2014	2013
Payroll and employee benefits	46.8%	43.6%	45.0%
Newsprint and other production material	6.6%	7.9%	8.4%

Operating expense comparisons 2014-2013: Total reported operating expense decreased 3% to $2.9 billion in 2014, due to continued cost reductions and efficiency efforts, lower print volumes, and decreases in pension and other postretirement benefit costs for our current and former production employees. These were partially offset by $20 million in severance related charges and $75 million of strategic initiative investments made throughout the year.
Depreciation charges increased by approximately $1 million, or 1%, from 2013, primarily reflecting the impact of foreign currency on depreciation expense recorded at Newsquest. Amortization expense remained relatively flat year over year.

Non-operating income and expense
Equity earnings: This income statement category reflects results from unconsolidated investments in which we hold noncontrolling interests, representing our equity share of operating results from our publishing partnerships, including the Tucson joint operating agency, the California Newspapers Partnership and the Texas-New Mexico Newspapers Partnership, as well as from our investment in Homefinder.com.
Our net equity income in unconsolidated investees for 2015 was $12 million, a decrease of $4 million over 2014. This decrease reflects our acquisition in June 2015 of the remaining interest in TNP and the assignment of our interest in CNP.
Our net equity income in unconsolidated investees for 2014 was $16 million, a decrease of $7 million from 2013. This decrease reflects lower earnings from CNP and the TNP with the prior year.
Other non-operating items: We reported a net gain of $13 million for other non-operating items in 2015, primarily reflecting the $22 million gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in CNP.
Other non-operating items totaled a net loss of less than $1 million in 2014. We reported a net loss of $2 million in 2013.

Provision for income taxes
We reported pre-tax income of $194 million and $278 million, and the effective tax rate on pre-tax income is 24.7% and 24.3% for 2015 and 2014, respectively.
The tax rate for 2015 was slightly higher compared to 2014 due to the U.K. tax authorities announcing a reduction in the statutory tax rates for future years resulting in the company immediately recognizing a reduction in the value of certain U.K. deferred tax assets of approximately $4 million or 2.0%
As described in our basis of reporting section above, prior to the spin our operations were included in Parent’s state and federal income tax returns. For purposes of the 2014, consolidated and combined financial statements, we computed our income taxes as if we were filing separate returns. Current income taxes payable are settled with Parent through “Former parent’s investment, net.” The effective tax rate on pre-tax income was 24.3% compared with 20.6% in 2013. The higher effective tax rate for 2014 compared to 2013 is primarily due to a decrease in the release of certain tax reserves in 2014 as compared to 2013 which we deemed no longer necessary due to statute of limitations expirations.
Further information concerning income tax matters is contained in Note 10 to the consolidated and combined financial statements.

FINANCIAL POSITION

Liquidity and capital resources
Details of our cash flows are included in the table below:

In millions of dollars
	2015	2014	2013 (a)
Net cash flow from operating activities	$231	$346	$255
Net cash flow used for investing activities	(43)	(32)	(8)
Net cash flow used for financing activities	(63)	(321)	(302)
Effect of currency exchange rate change	—	—	—
Net increase (decrease) in cash	$125	$(7)	$(56)
(a) Numbers do not sum due to rounding.

Fiscal 2015 versus Fiscal 2014
Our net cash flow from operating activities was $231 million for 2015, compared to $346 million of net cash flow from operating activities for 2014. The decrease in net cash flow from operating activities was primarily the result of a decrease in net income from 2014 to 2015 as well as pension and other postretirement contributions in 2015 exceeding pension and other postretirement contributions in 2014 by $51 million. In addition, other receivables increased due to the establishment of receivables from our former parent related to the tax matters agreement.
Cash flows used by investing activities totaled $43 million for 2015 primarily driven by the acquisitions of TNP and RMG for $29 million, as well as capital expenditures of $54 million, offset by proceeds from sales of certain assets of $30 million and other investments of $12 million. Cash flows used by investing activities totaled $32 million for 2014 primarily due to $72 million of capital expenditures, offset by proceeds from sales of certain assets of $25 million and other investments of $19 million.
Cash flows used for financing activities totaled $63 million for the 2015, compared to $321 million for 2014. Prior to the separation, cash used for financing activities was primarily due to transactions with our former parent with nominal impact from cash outflows relating to contingent consideration arrangements. Our former parent historically utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to our former parent and vice versa. Accordingly, the net cash flow between us and our former parent is presented as a financing activity. Subsequent to the spin-off, there are borrowings and repayments under our revolving credit facility. However, there was no outstanding balance on our revolving credit facility as of Dec. 27, 2015.

Fiscal 2014 versus Fiscal 2013
Cash flow generated by operating activities is our primary source of liquidity. Net cash flow from operating activities was $346 million in 2014, versus $255 million in 2013. This increase is primarily the result of pension contributions in 2013 which exceeded pension contributions in 2014 by approximately $25 million and additional cash generated in 2014 by changes in working capital. Late in 2014, we exited one of our publishing businesses and incurred shutdown costs associated with future contractual obligations. These costs were accrued on our balance sheet at the end of 2014 and increased our accounts payable and other noncurrent liabilities as they will be paid in 2015 and beyond. On the Combined Statement of Cash Flows, these costs were sources of cash in both the accounts payable and other assets and liabilities line items. Declining revenues resulted in lower trade receivable balances. Cash collections outpaced revenues recorded during the period resulting in net inflow from trade receivables. The change in the net outflow relating to taxes payable is a result of the increase in current tax expense over the prior year due to the reversal of certain unrecognized tax benefits in the prior year. The reversal of certain unrecognized tax benefits is described in Note 10 of the Combined Financial Statements.
Net cash used for investing activities totaled $32 million in 2014 compared with $8 million in 2013. This reflects increased capital spending in 2014 for digital development and platform expansion as well as nearly $27 million on real estate optimization efforts.
Net cash used in financing activities totaled $321 million in 2014 and $302 million in 2013. Prior to the separation, cash used for financing activities was primarily due to transactions with our former parent with nominal impact from cash outflows relating to contingent consideration arrangements. Our former parent historically utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to our former parent and vice versa. Accordingly, the net cash flow between us and our former parent is presented as a financing activity

Revolving credit facility
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
Pursuant to the Credit Facility, we are obligated, on or after Sept. 30, 2015, to not permit our consolidated interest coverage ratio to be less than 3.00:1.00 and our total leverage ratio to exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters.
The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions described in the Credit Facility, to (i) permit certain liens on current or future assets; (ii) enter into certain corporate transactions; (iii) incur additional indebtedness; (iv) make certain payments or declare certain dividends or distributions; (v) dispose of certain property; (vi) make certain investments; (vii) prepay or amend the terms of other indebtedness; or (viii) enter into certain transactions with our affiliates. We were in compliance with all of these covenants as of Dec. 27, 2015.
As of Dec. 27, 2015, we had no outstanding borrowings under the Credit Facility. Up to $50 million of the Credit Facility is available for issuance of letters of credit. As of Dec. 27, 2015, we had $16 million of letters of credit outstanding and $484 million of availability remaining.

Our operations have historically generated strong positive cash flow which, along with our program of maintaining bank revolving credit availability, has provided adequate liquidity to meet our requirements, including those for investments, strategic acquisitions, expected dividends, and expected share repurchases.

Operating results non-GAAP information
Presentation of non-GAAP information: We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures, and should be read together with financial information presented on a GAAP basis.
We discuss in this report non-GAAP financial performance measures that exclude from our reported GAAP results the impact of special items consisting of:

•	Severance-related charges;

•	Transformation costs; and

•	Non-cash asset impairment charges.

We believe that such expenses, charges and credits are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. We discuss adjusted EBITDA, a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges, (6) facility consolidation costs, (7) asset impairment charges, (8) depreciation and (9) amortization. When adjusted EBITDA is discussed, the most directly comparable GAAP financial measure is Net income.
Adjusted diluted earnings per share (“EPS”) is a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our business. We consider adjusted EPS, which may not be comparable to a similarly titled measure reported by other companies, to be defined as EPS before tax-affected (1) severance-related charges, (2) other transformation items, (3) asset impairment charges and (4) acquisition-related expenses. The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 20.0% and the U.S. of 38.7%. When adjusted EPS is discussed, the most directly comparable GAAP financial measure is diluted EPS.
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
We use non-GAAP financial performance measures for purposes of evaluating our performance. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors by allowing them to view our businesses through the eyes of our management and Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of our businesses. Many of our peer group companies present similar non-GAAP measures to better facilitate industry comparisons.

Discussion of special charges and credits affecting reported results: We recorded severance related charges, including early retirement programs, totaling $72 million ($46 million after-tax) in 2015, $20 million ($13 million after-tax) in 2014 and $34 million ($21 million after-tax) in 2013. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change our cost structure.
Company-wide transformation plans led us to recognize charges in all interim and annual periods presented associated with revising the useful lives of certain assets over a shortened period, as well as shutdown costs and charges to reduce the carrying value of assets held for sale to fair value less costs to sell. Total charges for these matters were $42 million ($27 million after-tax) in 2015, $79 million ($49 million after-tax) in 2014 and $34 million ($21 million after-tax) in 2013.
We performed impairment tests on certain assets including intangible assets and investments accounted for under the equity method that resulted in the recognition of impairment charges as well as recognizing accelerated depreciation on certain assets to be disposed of. These non-cash charges are detailed in Note 4 to the consolidated and combined financial statements.

Consolidated and Combined Summary - Non-GAAP
The following is a discussion of our as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or “adjusted.”
Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our Consolidated and Combined Statements of Income are presented below:

In millions of dollars
	2015(a)	Change	2014(a)	Change	2013(a)
Net income (GAAP basis)	$146	(31%)	$211	(23%)	$274
Provision for income taxes	48	(29%)	68	(4%)	71
Equity income in unconsolidated investees, net	(12)	(25%)	(16)	(30%)	(23)
Other non-operating items	(13)	***	—	***	2
Operating income (GAAP basis)	$169	(35%)	$262	(19%)	$325
Early retirement program	42	***	—	(100%)	13
Severance related charges	30	50%	20	(5%)	21
Other transformation items	13	(83%)	75	***	31
Asset impairment charges	29	***	4	100%	2
Adjusted operating income (non-GAAP basis)	$283	(22%)	$361	(8%)	$392
Depreciation	96	(1%)	97	1%	96
Amortization	12	(14%)	14	—%	14
Adjusted EBITDA (non-GAAP basis)	$392	(17%)	$472	(6%)	$502
(a) Numbers do not sum due to rounding.

Adjusted EBITDA decreased 17% from 2014 to 2015 and decreased 6% from 2013 to 2014 as a result of lower successive adjusted (non-GAAP basis) operating income in each period.

Reconciliations of Adjusted diluted earnings per share from net income presented in accordance with GAAP on our Combined Statements of Income are presented below:

In millions of dollars, except share and per share data
	2015(a)	Change	2014(a)	Change	2013
Early retirement program	$43	***	$—	(100%)	$13
Severance-related charges	30	50%	20	(5%)	21
Other transformation items	12	(84%)	75	***	32
Asset impairment charges	30	***	4	100%	2
Acquisition related expenses	(18)	***	—	—%	—
Pretax impact	98	(1%)	99	46%	68
Income tax impact of above items	(35)	(3%)	(36)	38%	(26)
Impact of items affecting comparability on net income	$63	—%	$63	50%	$42
Net income	$146	(31%)	$211	(23%)	$274
Impact of items affecting comparability on net income	63	—%	63	50%	42
Adjusted net income	$209	(23%)	$273	(14%)	$316
Earnings per share - diluted	$1.25	(32%)	$1.83	(23%)	$2.39
Impact of items affecting comparability on net income	0.54	(2%)	0.55	53%	0.36
Adjusted earnings per share - diluted	$1.79	(25%)	$2.38	(13%)	$2.75
Diluted weighted average number of common shares outstanding	116,695	2%	114,959	—%	114,959
(a) Numbers do not sum due to rounding.

Earnings per share for 2015, on a fully diluted basis, were $1.25 which includes $97 million of pre-tax severance, acquisition related and other charges. Before the impact of these charges and adjusted for taxes, adjusted earnings per share on a fully diluted basis would have been $1.79 for 2015 compared to $2.38 in 2014 and $2.75 in 2013. The decline in 2015 adjusted earnings per share on a fully diluted basis was primarily due to reduced contributions resulting from the new Cars.com and CareerBuilder affiliate agreements, unfavorable foreign exchange rate changes as well as ongoing reductions in print advertising revenues partially offset by cost reductions and efficiency gains in operating expenses as well as increases in digital revenues and two full quarters of operating results from businesses acquired during the second quarter of 2015.
Fully diluted earnings per share reflect a diluted share count of 116.7 million shares, approximately 1.7 million higher than the prior years due to the addition of the dilutive effect of stock based compensation, principally resulting from compensatory awards made by our former parent that were converted into Gannett awards as a result of the separation.

Reconciliations of Free Cash Flow from net cash flow from operating activities presented in accordance with GAAP on our Consolidated and Combined Statements of Cash Flow are presented below:

In millions, except share data
	2015	2014	Change
Net cash flow from operating activities	$231	$346	$(115)
Capital expenditures	(54)	(72)	18
Free cash flow	$177	$274	$(97)

Net cash flow from operating activities was $231 million in 2015 down $115 million compared to prior year primarily due to significantly higher pension and other postretirement contributions in 2015. Offsetting this decrease in operating cash flows are lower cash outflows for capital expenditures of $18 million during 2015 compared to the prior year. The net decrease to free cash flow was $97 million in 2015.
During 2014, we invested significantly in digital development and platform expansion as well as investing in real estate optimization efforts. While we continue to invest in our digital assets, we slowed our optimization efforts in real estate during 2015 compared with 2014. Free cash flow generated in the current year provides us with the opportunity for additional investment as well as return to shareholders via quarterly dividends. Refer to the “Liquidity and Capital Resources” section of this Item for additional details.

Contractual obligations and commitments
The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the end of 2015:

	Payments due by period
In millions of dollars	Total	2016	2017-2018	2019-2020	Thereafter
Operating leases (1)	$381	$45	$79	$64	$193
Purchase obligations (2)	66	48	16	2	—
Other noncurrent liabilities (3)	195	43	40	36	76
Gannett Retirement Plan contributions (4)	140	25	50	50	15
Total	$782	$161	$185	$152	$284

(1)	See Note 12 to the consolidated and combined financial statements.

(2)
Includes purchase obligations related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at Dec. 27, 2015, are reflected in the Consolidated and Combined Balance Sheets as accounts payable and accrued liabilities and are excluded from the table above.

(3)
Other noncurrent liabilities primarily consist of unfunded and under-funded postretirement benefit plans excluding the Gannett Retirement Plan. Unfunded plans include the Gannett 2015 Supplemental Retirement Plan and the Gannett Retiree Welfare Plan. Required employer contributions equal the future expected benefit payments and are reflected in the table over the next ten-year period. Our under-funded plans include the Newsquest Pension Scheme, and the Detroit Free Press, Inc. Newspaper Guild of Detroit Pension Plan. Expected employer contributions for these plans are included for the following fiscal year only, including $17 million for the Newsquest Pension Scheme. Contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns.

(4)
Expected employer contributions for the Gannett Retirement Plan are included through 2021. Contributions beyond 2021 are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at Dec. 27, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $17 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 9 to the consolidated and combined financial statements for a further discussion of income taxes.
In 2014, we shut down one of our businesses and incurred $21 million of shutdown costs associated with future contractual promotional payments. These costs were recorded on our Consolidated and Combined Balance Sheet, and approximately $4 million remain as of Dec. 27, 2015, the majority of which will be paid in 2016. They have been excluded from the contractual obligations above.

Capital stock
In July 2015, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. As of Dec. 27, 2015 no shares have been repurchased under this program.
The Gannett Co., Inc. 401(k) Savings Plan, our principal defined contribution plan, includes a company matching contribution in the form of our stock. We fund the match by buying our stock in the open market and depositing it in the participant’s account.
Our common stock outstanding at Dec. 27, 2015, totaled 115.7 million shares, compared with 115.0 million shares at June 29, 2015. As of Feb. 16, 2016, our shares were held by 6,636 holders of record.

Dividends
Dividends declared on common stock amounted to $37 million in 2015.

Cash dividends		Payment date	Per share
2015	4th Quarter	Jan. 4, 2016	$0.16
	3rd Quarter	Oct. 1, 2015	$0.16

On Feb. 23, 2016, the Board of Directors declared a dividend of $0.16 per share, payable on April 1, 2016, to shareholders of record as of the close of business March 11, 2016.
We expect to continue to pay regular quarterly cash dividends on our common stock. Future cash dividends will be at the discretion of our Board of Directors, and the amount of cash dividends per share will depend upon, among other things, our future earnings, financial condition, results of operations, level of indebtedness, capital requirements and surplus, contractual restrictions, the number of shares of common stock outstanding, as well as the legal requirements, regulatory constraints and other factors that our Board of Directors deems relevant. Our ability to pay cash dividends on our common stock is subject to our continued compliance with the terms of our Credit Facility, including compliance with all financial and other covenants.

Critical accounting policies and the use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are important to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments.
Business Combinations: We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Critical estimates in valuing certain identifiable assets include but are not limited to expected long-term market growth; future expected operating expenses; cost of capital; and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Goodwill: As of Dec. 27, 2015, we had $576 million of goodwill, which represented approximately 24% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment on an annual basis (first day of fourth quarter) or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Before performing the annual two-step goodwill impairment test, we are first permitted to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a two-step quantitative test. Otherwise, the two-step test is not required. In the first step of the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation.
Determining the fair value of the reporting units is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include changes in revenue and operating margins used to project future cash flows, discount rates, valuation multiples of entities engaged in the same or similar lines of business and future economic and market conditions. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

There are three major reporting units that comprise our goodwill balance. These consist of Domestic Publishing (including Gannett Publishing Services), Newsquest and USA TODAY group (which includes USA TODAY brand properties). For Domestic Publishing, USA TODAY group and Newsquest, the estimated fair value of each of these reporting units exceeded the carrying value at the most recent test.
Fair value of the reporting units depends on several factors, including the future strength of the economy in our principal markets. Generally uneven recoveries in the U.S. and U.K. markets have had an adverse effect on most of our reporting units in recent years. The differences between fair value and carrying value have narrowed. New and developing competition as well as technological change could also adversely affect future fair value estimates. Any one or a combination of these factors could lead to declines in reporting unit fair values and result in goodwill impairment charges. In order for the reporting unit with the least amount of headroom to fail step one of the quantitative goodwill impairment test, the estimated value of the reporting unit would have to decline by amounts ranging from approximately 20% to 140%.
Indefinite Lived Intangibles: This asset grouping consists of mastheads and trade names.
Local mastheads (publishing periodical titles and web site domain names) and other trade names are not subject to amortization and as a result they are tested for impairment annually (first day of the fourth quarter), or more frequently if events or changes in circumstances suggest that the asset might be impaired. The quantitative impairment test consists of a comparison of the fair value of each masthead/domain name or trade name with its carrying amount. We use a “relief from royalty” approach which utilizes a discounted cash flow model to determine the fair value of each masthead/domain name or trade name. Management’s judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2015, following this testing, we recognized impairment charges of $0.9 million. These charges were to bring the recorded indefinite lived intangibles equal to implied fair value based on future projections.
Other Long-Lived Assets (Property, Plant and Equipment and Amortizable Intangible Assets): Property, plant and equipment are recorded at cost and depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances, such as technological advances or changes to our business model or capital strategy, could result in actual useful lives differing from our estimates. In cases where we determine the useful life of buildings and equipment should be shortened, we would, after evaluating for impairment, depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.
Accelerated depreciation was recorded in all periods presented for certain property, plant and equipment, reflecting specific decisions to consolidate production and other business services.
We review our property, plant and equipment assets for potential impairment at the asset group level (generally at the local business level) by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by those asset groups/local business units. In 2015, we recognized $4 million of impairment charges following such reviews. Additionally, we recognized $2 million of impairment charges related to assets held for sale as the fair value of these assets did not exceed the carrying value.
Our amortizable intangible assets consist mainly of customer relationships. These asset values are amortized systematically over their estimated useful lives. An assessment of our definite lived intangibles was performed using the “excess earnings method” as well as the “relief from royalty” method for our amortizable masthead. The “excess earnings method” approach utilizes the present value of projected cash flows that are expected to be generated by the intangibles, less charges representing the contribution of other assets to those cash flows. The “relief from royalty” approach utilizes a discounted cash flow model to determine the fair value of each masthead/domain name or trade name. In 2015, following this testing, we recognized impairment charges of $19 million. These charges were to bring the recorded definite lived intangibles equal to implied fair value based on future projections.
Pension Accounting: We, along with our subsidiaries, have various defined benefit retirement plans, under which substantially all of the benefits have been frozen in previous years.
We account for our pension plans in accordance with the applicable accounting guidance, which requires us to include the funded status of our pension plans in our balance sheets, and to recognize, as a component of other comprehensive income (loss), the gains or losses that arise during the period, but are not recognized in pension expense. Pension expense is reported on the Consolidated and Combined Statements of Income as “Cost of sales and operating expenses,” or “Selling, general and administrative expenses”.
The determination of pension plan obligations and expense is dependent upon a number of assumptions regarding future events, the most important of which are the discount rate applied to pension plan obligations and the expected long-term rate of return on plan assets. The discount rate assumption is based on investment yields available at year-end on corporate bonds rated AA and above with a maturity to match the expected benefit payment stream. A decrease in discount rates would increase pension obligations.
We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of the pension assets in determining the dollar amount of the expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. The effects of actual results differing from these assumptions are accumulated as unamortized gains and losses. A corridor approach is used in the amortization of these gains and losses, by amortizing the balance exceeding the greater of 10% of the beginning balances of the projected benefit obligation or the fair value of the plan assets. The amortization period is based on the average life expectancy of plan participants, which is currently estimated to be approximately 21 years for our principal retirement plan.
For 2015, the assumption used for the discount rate was 4.45% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2015 would have increased plan obligations by approximately $99 million. A 50 basis point change in the discount rate used to calculate 2015 expense would have changed total pension plan expense for 2015 by approximately $1 million. We assumed a rate of 8.00% for our long-term expected return on pension assets used for our principal retirement plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 50 basis point decrease in the expected rate of return on pension assets would have increased estimated pension plan expense for 2015 by approximately $9 million.

Income Taxes: We are subject to income taxes in the U.S. and various foreign jurisdictions in which we operate and record our tax provision for the anticipated tax consequences in our reported results of operations. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties as promulgated under ASC 740 Income Taxes.
Our annual tax rate is based on our income, statutory tax regulations and rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income.
Our actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and our forecasted financial condition, and results of operations in future periods. Although we believe current estimates are reasonable, actual results could differ from these estimates.
In connection with the spin-off, we entered into a tax matters agreement with our former parent which states each company’s rights and responsibilities with respect to payment of taxes, tax return filings, and control of tax examinations. We are generally responsible for taxes allocable to periods (or portions of periods) beginning after the spin-off. Although we may be entitled to seek indemnification from our former parent under the tax matters agreement for additional income tax liabilities which related to periods prior to the spin-off, these items may impact our effective tax rate in the future.
Prior to the spin-off our operations were included in our parent’s state and federal income tax returns. For purposes of the Combined Financial Statements in periods prior to the spin-off we computed our income taxes as if we were filing separate returns. Current income taxes payable for these periods were settled with our former parent through “Former parent’s investment, net.”
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the consolidated and combined financial statements. Management re-evaluates tax positions each period in which new information about recognition or measurement becomes available. Our policy is to recognize, when applicable, interest and penalties on unrecognized income tax benefits as part of “Provision for income taxes”.
The effect of a 1% change in the effective tax rate for 2015 would have resulted in a change of $2 million in the provision for income taxes and net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. We are exposed to foreign exchange rate risk on a limited basis primarily due to our operations in the U.K., for which the British pound is the functional currency. Translation gains or losses affecting the Consolidated and Combined Statements of Income have not been significant in the past.
Our cumulative foreign currency translation adjustment reported as part of our equity totaled $385 million at Dec. 27, 2015, $404 million at Dec. 28, 2014 and $432 million at Dec. 29, 2013. Newsquest’s assets and liabilities were translated from British pounds to U.S. dollars at the Dec. 27, 2015 exchange rate of 1.49, at the Dec. 28, 2014 exchange rate of 1.56 and at the Dec. 29, 2013 exchange rate of 1.65. Newsquest’s financial results were translated at an average rate of 1.53 for 2015, 1.65 for 2014 and 1.56 for 2013.
If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 5% in 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited the accompanying consolidated and combined balance sheets of Gannett Co., Inc. as of December 27, 2015 and December 28, 2014, and the related consolidated and combined statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Gannett Co., Inc. at December 27, 2015 and December 28, 2014, and the consolidated and combined results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016, included in Item 9A, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2016

GANNETT CO., INC. CONSOLIDATED AND COMBINED BALANCE SHEETS

In thousands of dollars
Assets	Dec. 27, 2015	Dec. 28, 2014
Current assets
Cash and cash equivalents	$196,696	$71,947
Accounts receivable, less allowance for doubtful accounts of $8,836 and $5,788, respectively	330,473	357,523
Other receivables	36,114	16,339
Inventories	25,777	38,944
Assets held for sale	12,288	18,434
Prepaid expenses and other current assets	28,188	27,883
Total current assets	629,536	531,070
Property, plant and equipment, net	896,585	934,483
Goodwill	575,685	544,345
Intangible assets, net	59,713	50,115
Deferred income taxes	201,991	261,322
Investments and other assets	64,289	63,125
Total assets	$2,427,799	$2,384,460

Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$393,026	$318,785
Dividends payable	18,501	—
Income taxes	—	13,675
Deferred income	78,967	77,123
Total current liabilities	490,494	409,583
Income taxes	22,221	11,991
Postretirement medical and life insurance liabilities	87,594	93,474
Pension liabilities	612,443	770,041
Other noncurrent liabilities	156,471	161,899
Total noncurrent liabilities	878,729	1,037,405
Total liabilities	1,369,223	1,446,988
Commitments and contingent liabilities (see Note 12)

Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 115,668,957 shares issued	1,156	—
Additional paid-in capital	1,708,291	—
Retained earnings	22,553	—
Former parent’s investment, net	—	1,615,584
Accumulated other comprehensive loss	(673,424)	(678,112)
Total equity	1,058,576	937,472
Total liabilities and equity	$2,427,799	$2,384,460
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

In thousands, except per share amounts
Fiscal year ended	Dec. 27, 2015	Dec. 28, 2014	Dec. 29, 2013
Operating revenues:
Advertising	$1,611,445	$1,840,067	$1,971,046
Circulation	1,060,118	1,109,729	1,117,491
Other	213,449	222,082	236,402
Total operating revenues	2,885,012	3,171,878	3,324,939
Operating expenses:
Cost of sales and operating expenses	1,866,729	1,997,803	2,089,748
Selling, general and administrative expenses	707,022	765,465	773,409
Depreciation	95,916	97,178	95,979
Amortization	11,636	13,885	14,119
Facility consolidation and asset impairment charges	34,278	35,216	26,611
Total operating expenses	2,715,581	2,909,547	2,999,866
Operating income	169,431	262,331	325,073
Non-operating income (expense):
Equity income in unconsolidated investees, net	11,981	15,857	22,768
Other non-operating items, net	12,563	77	(2,078)
Total non-operating income	24,544	15,934	20,690
Income before income taxes	193,975	278,265	345,763
Provision for income taxes	47,884	67,560	71,302
Net income	$146,091	$210,705	$274,461
Net income per share—basic	$1.27	$1.83	$2.39
Net income per share—diluted	$1.25	$1.83	$2.39
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In thousands of dollars
Fiscal year ended	Dec. 27, 2015	Dec. 28, 2014	Dec. 29, 2013
Net income	$146,091	$210,705	$274,461
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(19,390)	(27,414)	7,516
Pension and other postretirement benefit items:
Actuarial (loss) gain:
Actuarial (loss) gain arising during the period	(54,142)	(429,402)	258,220
Amortization of actuarial loss	58,148	42,446	57,940
Prior service credit:
Change in prior service credit	—	36,873	303
Amortization of prior service credit	(2,722)	(4,454)	(2,039)
Settlement charge	1,254	—	1,721
Transfer from Separation	24,180	—	—
Other	15,544	23,634	(9,448)
Pension and other postretirement benefit items	42,262	(330,903)	306,697
Other comprehensive income (loss) before tax	22,872	(358,317)	314,213
Income tax effect related to components of other comprehensive (loss) income	(18,184)	122,186	(131,121)
Other comprehensive income (loss), net of tax	4,688	(236,131)	183,092
Comprehensive income (loss)	$150,779	$(25,426)	$457,553
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

In thousands of dollars
Fiscal year ended	Dec. 27, 2015	Dec. 28, 2014	Dec. 29, 2013
Cash flows from operating activities
Net income	$146,091	$210,705	$274,461
Adjustments to reconcile net income to operating cash flows:
Gain on acquisition	(21,799)	—	—
Depreciation	95,916	97,178	95,979
Amortization	11,636	13,885	14,119
Facility consolidation and asset impairment charges (see Notes 4 and 5)	34,278	35,216	26,611
Stock-based compensation — equity awards	20,623	17,099	16,201
Provision for deferred income taxes	47,380	48,943	66,621
Pension and other postretirement expense, net of contributions	(134,907)	(100,984)	(99,683)
Equity income in unconsolidated investees, net (see Notes 4 and 6)	(11,981)	(15,857)	(22,768)
Decrease in accounts receivable	33,376	30,753	2,943
(Increase) decrease in other receivables	(24,961)	(4,988)	65
Decrease (increase) in inventories	14,023	9,577	5,028
Increase (decrease) in accounts payable	16,844	23,298	(25,086)
Decrease in interest and taxes payable	(9,349)	(30,871)	(48,120)
Increase (decrease) in accrued expenses	44,787	(21,544)	(34,473)
Decrease in deferred income	(2,894)	(1,471)	(3,783)
Other, net	(28,043)	35,199	(13,580)
Net cash flows from operating activities	231,020	346,138	254,535
Cash flows from investing activities
Purchase of property, plant and equipment	(53,979)	(72,307)	(53,619)
Payments for acquisitions, net of cash acquired	(28,668)	(113)	(922)
Payments for investments	(2,750)	(2,500)	—
Proceeds from investments	12,402	18,629	26,806
Proceeds from sale of certain assets	29,683	24,519	19,983
Net cash used for investing activities	(43,312)	(31,772)	(7,752)
Cash flows from financing activities
Dividends paid	(18,462)	—	—
Proceeds from issuance of common stock upon settlement of stock awards	6,615	—	—
Transactions with former parent, net	(49,701)	(319,422)	(300,805)
Deferred payments for acquisitions	(1,218)	(1,313)	(1,314)
Net cash used for financing activities	(62,766)	(320,735)	(302,119)
Effect of currency exchange rate change	(193)	(280)	(164)
Increase (decrease) in cash and cash equivalents	124,749	(6,649)	(55,500)
Balance of cash and cash equivalents at beginning of year	71,947	78,596	134,096
Balance of cash and cash equivalents at end of year	$196,696	$71,947	$78,596

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$38,707	$—	$—
Cash paid for interest	$2,995	$—	$—
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

In thousands of dollars	Common stock $0.01 par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Former parent’s investment, net	Total
Balance: Dec. 30, 2012	$—	$—	$—	$(625,073)	$1,717,343	$1,092,270
Net income, 2013	—	—	—	—	274,461	274,461
Other comprehensive income, net of tax	—	—	—	183,092	—	183,092
Total comprehensive income						457,553
Transactions with our former parent, net	—	—	—	—	(284,602)	(284,602)
Balance: Dec. 29, 2013	$—	$—	$—	$(441,981)	$1,707,202	$1,265,221
Net income, 2014	—	—	—	—	210,705	210,705
Other comprehensive loss, net of tax	—	—	—	(236,131)	—	(236,131)
Total comprehensive loss						(25,426)
Transactions with our former parent, net	—	—	—	—	(302,323)	(302,323)
Balance: Dec. 28, 2014	$—	$—	$—	$(678,112)	$1,615,584	$937,472
Net income, 2015	—	—	59,517	—	86,574	146,091
Other comprehensive income, net of tax	—	—	—	4,688	—	4,688
Total comprehensive income						150,779
Dividends declared, 2015: $0.32 per share	—	—	(36,964)	—	—	(36,964)
Issuance of common shares	1,150	(1,150)	—	—	—	—
Stock options exercised	6	4,987	—	—	—	4,993
Restricted stock awards settled	—	(293)	—	—	—	(293)
Stock-based compensation	—	21,742	—	—	—	21,742
Tax benefit derived from stock awards settled	—	1,622	—	—	—	1,622
Transactions with former parent	—	55,402	—	—	(68,646)	(13,244)
Transfer of former parent's investment, net	—	1,625,878	—	—	(1,633,512)	(7,634)
Other activity	—	103	—	—	—	103
Balance: Dec. 27, 2015	$1,156	$1,708,291	$22,553	$(673,424)	$—	$1,058,576
The accompanying notes are an integral part of these consolidated and combined financial statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1

Basis of presentation
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
Separation from Former Parent: On June 29, 2015, the separation of Gannett from our former parent, TEGNA Inc., was completed pursuant to a Separation and Distribution Agreement (the “Separation Agreement”) dated June 26, 2015. On the distribution date of June 29, 2015, our former parent completed the pro rata distribution to its stockholders of 98.5% of the outstanding shares of Gannett common stock, and Gannett common stock began trading “regular way” on the New York Stock Exchange. Each holder of our former parent’s common stock received one share of Gannett common stock for every two shares of our former parent’s common stock held on June 22, 2015, the record date for the distribution. Following the distribution, our former parent owns 1.5% of Gannett’s outstanding common stock and our former parent will continue to own our shares for a period of time not to exceed five years after the distribution. Our former parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.
Basis of presentation: Prior to the spin-off, we did not prepare separate financial statements. The accompanying audited consolidated and combined financial statements for periods prior to the spin-off were derived from the consolidated and combined financial statements and accounting records of our former parent and present our combined financial position, results of operations and cash flows as of and for the periods presented as if we were a separate entity.
Through the date of the spin-off, in preparing these consolidated and combined financial statements, management has made certain assumptions or implemented methodologies to allocate various expenses from our former parent to us and from us back to our former parent in the form of cost recoveries. These allocations represent services provided between the two entities and are more fully detailed in Note 14 — Relationship with our former parent. All such costs and expenses are assumed to be settled with our former parent through “Former parent’s investment, net” in the period in which the costs were incurred. Current income taxes are also assumed to be settled with our former parent through “Former parent’s investment, net,” and settlement is deemed to occur in the year following recognition in the current income tax provision. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our consolidated and combined financial position, results of operations and cash flows had we operated as a stand-alone entity during the periods presented.

Subsequent to the spin-off, our financial statements are presented on a consolidated basis as we became a separate consolidated entity.
All intercompany accounts have been eliminated in consolidation. For periods prior to the spin-off, all significant intercompany transactions between either (i) us and our former parent or (ii) us and our former parent’s affiliates have been included within the combined financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded. The accumulated net effect of intercompany transactions between either (i) us and our former parent or (ii) us and our former parent affiliates are included in “Former parent’s investment, net.” These intercompany transactions are further described in Note 14 — Relationship with our former parent.

NOTE 2

Summary of significant accounting policies
Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. Our 2015 fiscal year ended on Dec. 27, 2015, and encompassed a 52-week period. Our 2014 and 2013 fiscal years encompassed 52-week periods.
Consolidation: The consolidated and combined financial statements include our accounts and those over which we have control after elimination of all intercompany transactions and profits.
Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated and combined financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates include amounts for income taxes, pension and other post-employment benefits and valuation of long-lived and intangible assets.
Segment presentation: All of our operating segments meet the criteria under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to be aggregated into one reportable segment.
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

Cash and cash equivalents: Cash and cash equivalents consist of cash and investments with maturities of three months or less.
Accounts receivables and allowances for doubtful accounts: Accounts receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and significant individual account credit risk.
Inventories: Inventories, consisting principally of newsprint, printing ink and plate material for our publishing operations, are valued at the lower of cost (first-in, first-out) or market.
Assets held for sale: In accordance with the guidance on the disposal of long-lived assets under ASC Topic 360, “Property, Plant and Equipment” (ASC Topic 360), we reported assets held for sale at Dec. 27, 2015 of $12.3 million and at Dec. 28, 2014, of $18.4 million.
Valuation of long-lived assets: In accordance with the requirements included within ASC Topic 350, “Intangibles—Goodwill and Other” (ASC Topic 350) and ASC Topic 360, we evaluate the carrying value of long-lived assets (mostly property, plant and equipment and definite-lived intangible assets) to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than their carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.
Property and depreciation: Property, plant and equipment is recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The principal estimated useful lives are 10 to 40 years for buildings and improvements, and 3 to 30 years for machinery, equipment and fixtures. Changes in the estimated useful life of an asset, which, for example, could happen as a result of facility consolidations, can affect depreciation expense and net income. Major renewals and improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.
A breakout of property, plant and equipment by type is presented below:

In thousands of dollars	Dec. 27, 2015	Dec. 28, 2014
Land	$84,059	$92,470
Buildings and Improvements	752,849	775,078
Machinery, equipment and fixtures	1,687,875	1,712,028
Construction in progress	17,786	10,583
Total	2,542,569	2,590,159
Accumulated depreciation	(1,645,984)	(1,655,676)
Net property, plant and equipment	$896,585	$934,483

Certain assets of our former parent and former parent affiliates that were not owned by us but were otherwise specifically identifiable or attributable to us and were necessary to present combined financial statements on a stand-alone basis for prior years have also been included in these financial statements.

Leases: Operating lease rentals are expensed on a straight-line basis over the life of the lease. At lease inception, we determine the lease term by excluding renewal options that are not reasonably assured. The lease term is used to determine whether a lease is capital or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term.
Accounts payable and accrued expenses: A breakout of accounts payable and accrued expenses by type is presented below:

In thousands of dollars	Dec. 27, 2015	Dec. 28, 2014
Compensation	$115,602	$77,606
Taxes	23,644	26,195
Other	108,775	89,096
Total accrued liabilities	248,021	192,897
Accounts payable	145,005	125,888
Total accrued liabilities and accounts payable	$393,026	$318,785

Goodwill and other intangible assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. In accordance with the impairment testing provisions included in ASC Topic 350, goodwill is tested for impairment on an annual basis (first day of fourth quarter) or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Before performing the annual two-step goodwill impairment test, we are first permitted to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a two-step quantitative test. Otherwise, the two-step test is not required. In the first step of the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation techniques. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In the second step of the impairment test, we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.
In determining the reporting units, we consider the way we manage our businesses and the nature of those businesses. These reporting units therefore consist principally of U.S. Community Publishing, the USA TODAY group, and the U.K. group.
We perform an impairment test annually, or more often if circumstances dictate, of our indefinite-lived intangible assets. Intangible assets that have finite useful lives are amortized over those useful lives and are evaluated for impairment in accordance with ASC Topic 350 as described above. We recognized impairment charges each year from 2013 through 2015. See Note 5 for additional information.

Investments and other assets: Investments in entities for which we do not have control, but we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in “Equity income in unconsolidated investees, net” in the Consolidated and Combined Statements of Income. See Note 6 for additional information.
Revenue recognition: Our revenues include amounts charged to customers for space purchased in our newspapers, digital ads placed on our digital platforms, advertising and marketing service fees, online subscription advertising products and commercial printing.

•	Publishing revenues also include circulation revenues for newspapers, both print and digital, purchased by readers or distributors, reduced by the amount of any discounts taken.

•	Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on digital platforms.

•	Marketing services revenues are generally recognized when advertisements or services are delivered.

•	Online subscriptions are recognized over the subscription period.

•	Commercial printing revenues are recognized when the product is delivered to the customer.

•	Circulation revenues are recognized when purchased newspapers are distributed or made available on our digital platforms.

We have various advertising and circulation agreements which have both print and digital deliverables. Revenue from sales agreements that contain multiple deliverable elements is allocated to each element based on the relative best estimate of selling price. Elements are treated as separate units of accounting if there is standalone value upon delivery.
Amounts received from customers in advance of revenue recognition are deferred as liabilities.
Retirement plans: Pension and other postretirement benefit costs under our defined benefit retirement plans are actuarially determined. We recognize the cost of postretirement benefits including pension, medical and life insurance benefits on an accrual basis over the average life expectancy of employees expected to receive such benefits for plans that have had their benefits frozen. For active plans, costs are recognized over the estimated average future service period.
Stock-based employee compensation: We grant restricted stock units as well as performance shares to our employees as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period for restricted stock units and the three-year incentive period for performance shares. Expense for performance share awards for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 11 for further discussion.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10 for further discussion.
We also evaluate any uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs. Interest and penalties, if any, related to unrecognized tax benefits are recorded in interest expense.
Foreign currency translation: The statements of income of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rate as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in other comprehensive income (loss) in the Consolidated and Combined Statements of Comprehensive Income and are classified as accumulated other comprehensive income (loss) in the Consolidated and Combined Balance Sheets and Statements of Equity.
Loss contingencies: We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if material and estimable.
Concentration of risk: Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations.
Generally, credit is extended based upon an evaluation of the customer’s financial position, and advance payment is not required. Credit losses are provided for in the financial statements and have been within management’s expectations.
Our foreign revenues, principally from businesses in the U.K., totaled approximately $417.4 million in 2015, $461.3 million in 2014, and $452.0 million in 2013.
Our long-lived assets in foreign countries, principally in the U.K., totaled approximately $330.0 million at Dec. 27, 2015, $336.7 million at Dec. 28, 2014, and $384.3 million at Dec. 29, 2013.

Supplementary Cash Flow Information: Supplementary cash flow information, including non-cash investing and financing activities, are as follows:

In thousands of dollars	Dec. 27, 2015
Accrued capital expenditures	$3,251
Dividends payable	$18,501
Parent, net investment activity subsequent to separation	$31,762
Fair value of noncontrolling equity interests in TNP and CNP	$60,954
Pre-acquisition carrying value of TNP	$39,155

Supplementary non-cash information for fiscal years 2014 and 2013 is immaterial.

New accounting pronouncements: In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07 Fair Value Measurement (“Topic 820”): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under Topic 820. ASU 2015-07 is effective for annual reporting periods beginning after Dec. 15, 2015, including interim periods within that reporting period, and is required to be applied retrospectively to all periods presented beginning in the year of adoption. As ASU 2015-07 will impact our disclosures only, adoption will not affect our financial condition, results of operations, or cash flows.
In July 2015, the Financial Accounting Standards Board (“FASB”) delayed the effective date for ASU 2014-09 Revenue from Contracts with Customers (“Topic 606”). The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. We are required to adopt the standard in the first quarter of 2018 and retroactively apply it to our 2016 and 2017 financial results at the time of adoption. Under the new rules, we are permitted to adopt the new standard in 2017. We can also choose to apply the standard using either the full retrospective approach or a modified retrospective approach, which recognizes a cumulative catch up adjustment to the opening balance of retained earnings. We are currently assessing the impact and timing of adopting this pronouncement and the transition method we will use.
In July 2015, the FASB issued ASU 2015-11 Inventory (“Topic 330”): “Simplifying the Measurement of Inventory,” which requires entities using the first-in, first-out (“FIFO”) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. Topic 330 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Topic 330 is effective for fiscal years and interim periods within those years beginning after Dec. 15, 2016, with early adoption permitted. We are currently evaluating the provisions of Topic 330 and assessing the impact on our consolidated financial results.

In September 2015, the FASB issued ASU 2015-16 Business Combinations (“Topic 805”): “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under Topic 805, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after Dec. 15, 2016, with early adoption permitted. We are currently evaluating the provisions of Topic 805 and assessing the impact, if any, on our consolidated financial results.
In November 2015, the FASB issued ASU 2015-17 Income Taxes (“Topic 740”): “Balance Sheet Classification of Deferred Taxes,” which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance is effective for fiscal years beginning after Dec. 15, 2016, with early adoption permitted. We have early adopted and this presentation is included in the Consolidated and Combined Balance Sheets.

NOTE 3

Acquisitions and dispositions
Texas-New Mexico Partnership: On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the Texas-New Mexico Partnership (“TNP”) that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”), valued at $34.4 million, and additional cash consideration, net of cash acquired, of $5.2 million. As a result, we own 100% of TNP and no longer have any ownership interest or continuing involvement in CNP. Through the transaction, we acquired news organizations in Texas (El Paso Times), New Mexico (Alamogordo Daily News; Carlsbad Current-Argus; The Daily Times in Farmington; Deming Headlight; Las Cruces Sun-News; and Silver City Sun-News) and Pennsylvania (Chambersburg Public Opinion; Hanover Evening Sun; Lebanon Daily News; and The York Daily Record).
The purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. The allocation of the purchase price is based upon management’s preliminary estimates. At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands of dollars
Current assets	$12,310
Plant, property and equipment	20,792
Intangible assets	28,440
Goodwill	28,250
Total assets acquired	89,792
Current liabilities	10,860
Noncurrent liabilities	11,878
Total liabilities assumed	22,738
Net assets acquired	$67,054

The fair value of our 40.6% interest in TNP on the acquisition date was $26.6 million. We recognized a $21.8 million pre-tax non-cash gain on the transaction. This gain is included in “Other non-operating items, net” on the Consolidated and Combined Statements of Income. Acquisition-related costs for this transaction were $0.7 million. The impact to our Consolidated and Combined Statements of Income, since the June 1, 2015, acquisition date, was approximately $46.6 million of revenue.
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
Romanes Media Group: On May 26, 2015, Newsquest paid $23.4 million, net of cash acquired, to purchase 100% of the shares of Romanes Media Group (“RMG”). RMG publishes local newspapers in Scotland, Berkshire and Northern Ireland and its portfolio comprises one daily newspaper, 28 weekly newspapers and their associated websites. We incurred $0.5 million of acquisition-related costs for this transaction. The impact to our Consolidated and Combined Statements of Income since the acquisition date was $15.9 million of revenue.
Journal Media Group: On Oct. 7, 2015 we entered into a merger agreement for the acquisition of Journal Media Group, Inc. (“JMG”) for approximately $280 million. We will finance the transaction through a combination of cash on hand and borrowings under our $500 million Credit Facility. The pending acquisition is expected to close in the first quarter of 2016.

NOTE 4

Severance-related expenses
We have initiated various cost reducing actions that are severance-related.
In March 2015, we announced an Early Retirement Opportunity Program (“EROP”) for our USA TODAY employees. In accordance with Accounting Standards Codification (“ASC”) Topic 712, we recorded severance-related expenses of $7.8 million for the year ended Dec. 27, 2015.
In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. We recorded severance-related expenses of approximately $34.3 million for the year ended Dec. 27, 2015.
We recorded $59.3 million in costs of sales and operating expenses and $12.9 million in selling, general and administrative expenses during the year ended Dec. 27, 2015 related to our EROP and employee termination actions. We recorded $15.5 million in costs of sales and operating expenses and $4.2 million in selling, general and administrative expenses during the year ended Dec. 28, 2014 related to employee termination actions.
We also had other employee termination actions associated with our facility consolidation and other cost efficiency efforts. We recorded severance-related expenses of $30.2 million and $19.8 million for the years ended Dec. 27, 2015 and Dec. 28, 2014, respectively.
A summary of our USA TODAY 2015 EROP is as follows:

In thousands of dollars
Balance at Dec. 28, 2014	$—
Payments	(4,464)
Expense	7,801
Balance at Dec. 27, 2015	$3,337
A summary of our August 2015 EROP is as follows:

In thousands of dollars
Balance at Dec. 28, 2014	$—
Payments	(6,127)
Expense	34,280
Adjustments	240
Balance at Dec. 27, 2015	$28,393
A summary of the related severance liability for our various other one-time actions is as follows:

In thousands of dollars
Balance at Dec. 29, 2013	$14,886
Payments	(21,289)
Expense	13,074
Balance at Dec. 28, 2014	$6,671
Payments	(19,679)
Expense	22,826
Balance at Dec. 27, 2015	$9,818

We also have an ongoing severance plan to terminated employees in the normal course of business. A summary of the related liability is as follows:

In thousands of dollars
Balance at Dec. 29, 2013	$5,824
Payments	(7,696)
Expense	6,723
Balance at Dec. 28, 2014	$4,851
Payments	(8,175)
Expense	7,359
Balance at Dec. 27, 2015	$4,035

Facility consolidation and asset impairment charges
For each year presented, we recognized charges related to facility consolidations efforts and in certain of these periods, we also recorded non-cash impairment charges to assets and certain investments in which we hold a noncontrolling interest which are accounted for under the equity method.
A summary of these charges by year is presented below:

In thousands of dollars, except per share amounts
2015	Pre-Tax Amount	After-Tax Amount	Per Share Amount
Facility consolidation and asset impairment charges:
Intangible assets	$19,437	$13,131	$0.11
Property, plant and equipment	10,061	6,167	0.05
Other	4,780	2,930	0.03
Total facility consolidation and asset impairment charges against operations	34,278	22,228	0.19
Non-operating charges:
Equity method investments	658	404	—
Total charges	$34,936	$22,632	$0.19

In thousands of dollars, except per share amounts
2014	Pre-Tax Amount	After-Tax Amount	Per Share Amount
Facility consolidation and asset impairment charges:
Intangible assets	$1,701	$1,000	$0.01
Property, plant and equipment	19,467	13,467	0.12
Other	14,048	8,449	0.07
Total facility consolidation and asset impairment charges against operations	$35,216	$22,916	$0.20

In thousands of dollars, except per share amounts
2013	Pre-Tax Amount	After-Tax Amount	Per Share Amount
Facility consolidation and asset impairment charges:
Intangible assets	$2,401	$1,500	$0.01
Property, plant and equipment	14,756	9,156	0.08
Other	9,454	5,854	0.05
Total facility consolidation and asset impairment charges against operations	26,611	16,510	0.14
Non-operating charges:
Other non-operating items	2,693	1,593	0.01
Total charges	$29,304	$18,103	$0.15

During 2015, 2014 and 2013, we recorded non-cash impairment charges for mastheads, after the qualitative assessments indicated it was more likely than not that the carrying values exceeded the respective fair values. Accordingly, we prepared quantitative assessments for the assets which indicated that certain carrying values were less than its respective fair values, and as a result pre-tax impairment charges totaled $0.9 million in 2015, $1.7 million in 2014 and $2.4 million in 2013. Fair values were determined using a relief-from-royalty method. The impairments recorded were principally a result of revenue projections which were lower than expected.
During 2015, we recorded non-cash impairment charges for definite lived other intangibles, after qualitative assessments indicated it was more likely than not that the carrying values exceeded the respective fair values. Accordingly, we prepared quantitative assessments for the years which also indicated that impairments existed. As a results of these assessments, we recorded non-cash impairment charges to reduce the carrying value of each asset to its respective fair value. Fair values were determined using a relief-from-royalty method as well as the excess earnings method. The pre-tax impairment charges totaled $18.5 million in 2015. The impairments recorded were principally a result of revenue projections which were lower than expected.
Facility consolidation plans led us to recognize charges associated with revising the useful lives of certain assets over a shortened period as well as shutdown costs. Charges were recognized in each year presented. Certain assets classified as held-for-sale in accordance with ASC Topic 360 resulted in charges also being recognized as the carrying values were reduced to equal the fair value less cost to dispose. These fair values were based on estimates of prices for similar assets. During 2015, the carrying value of a certain investment in which we own noncontrolling interest was written down to fair value because the business underlying the investments had experienced sustained operating losses, leading us to conclude the investment was impaired. These charges of $0.7 million are recorded in “Equity income in unconsolidated investees, net.” We also recorded non-operating charges to write off certain assets that were donated during 2013.

NOTE 5

Goodwill and other intangible assets
The following table displays goodwill, indefinite-lived intangible assets, and amortizable intangible assets at Dec. 27, 2015, and Dec. 28, 2014.

In thousands of dollars
	Gross	Accumulated Amortization	Net
Dec. 27, 2015
Goodwill	$575,685	$—	$575,685
Indefinite-lived intangibles:
Mastheads and trade names	31,521	—	31,521
Amortizable intangible assets:
Customer relationships	68,005	(39,813)	28,192
Other	11,478	(11,478)	—
Total	$686,689	$(51,291)	$635,398
Dec. 28, 2014
Goodwill	$544,345	$—	$544,345
Indefinite-lived intangibles:
Mastheads and trade names	13,469	—	13,469
Amortizable intangible assets:
Customer relationships	173,822	(140,720)	33,102
Other	14,279	(10,735)	3,544
Total	$745,915	$(151,455)	$594,460

Amortization expense was $11.6 million in 2015 and $13.9 million in 2014. The decrease primarily reflects the full amortization of 4 assets partially offset by the impact of the TNP and RMG acquisitions in 2015. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over their useful lives. Other intangibles are primarily amortizable trade names and are amortized on a straight-line basis over their useful lives. The weighted average remaining amortization period for customer relationships is approximately 6 years. The other intangibles were fully amortized as of Dec. 27, 2015.
The following table shows the projected annual amortization expense, as of Dec. 27, 2015, related to amortizable intangibles assuming no acquisitions or dispositions:

In thousands of dollars
2016	$5,081
2017	$4,980
2018	$4,930
2019	$4,340
2020	$3,948

The following table shows the changes in the carrying amount of goodwill during 2015 and 2014.

In thousands of dollars
Balance at Dec. 29, 2013:
Goodwill	$7,501,584
Accumulated impairment losses	(6,946,105)
Net balance at Dec. 29, 2013	$555,479
Activity during the year:
Acquisitions & adjustments	2
Foreign currency exchange rate changes	(11,136)
Total	$(11,134)
Balance at Dec. 28, 2014:
Goodwill	7,358,420
Accumulated impairment losses	(6,814,075)
Net balance at Dec. 28, 2014	$544,345
Activity during the year:
Acquisitions & adjustments	39,484
Foreign currency exchange rate changes	(8,144)
Total	$31,340
Balance at Dec. 27, 2015:
Goodwill	7,297,752
Accumulated impairment losses	(6,722,067)
Net balance at Dec. 27, 2015	$575,685

In fiscal 2015, 2014 and 2013, we performed a quantitative step one analysis of our reporting units as part of the annual goodwill impairment evaluation and determined that the fair values were in excess of the individual reporting units carrying values, and, accordingly, there were no goodwill impairments.

NOTE 6

Investments
Our investments include several that are accounted for under the equity method. Principal among these are the following:

% Owned Dec. 27, 2015
Ponderay Newsprint Company	13.50%
Homefinder.com	33.33%
Timerazor	7.09%
TNI Partners	50.00%

The aggregate carrying value of equity investments at Dec. 27, 2015, was $7.9 million and $54.5 million at Dec. 28, 2014. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain of the investments.

NOTE 7

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
Pursuant to the Credit Facility, on or after Sept. 30, 2015 we are obligated to not permit our consolidated interest coverage ratio to be less than 3.00:1.00 and our total leverage ratio to exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters. We were in compliance with these financial covenants as of Dec. 27, 2015.
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
As of Dec. 27, 2015, we had no outstanding borrowings under the Credit Facility. Up to $50 million of the Credit Facility is available for issuance of letters of credit. As of Dec. 27, 2015, we had $16.4 million of letters of credit outstanding and $483.6 million of availability remaining.

NOTE 8

Retirement plans
We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. A number of our current and former employees also participated in pension plans sponsored by our former parent. Retirement benefits obligations pursuant to the former parent-sponsored retirement plans related to our current and former employees were transferred to us at the separation date and, accordingly, were allocated to us in our consolidated and combined financial statements for all periods prior to the spin-off. This allocation was done by estimating the projected benefit obligation of participants for which the liability was transferred to us at the separation. Subsequent to the spin-off, no further costs were allocated to us.
Our principal retirement plan is the Gannett Retirement Plan (GRP). The disclosure tables below include the assets and obligations of the GRP, the Gannett 2015 Supplemental Retirement Plan (SERP), the Newsquest Pension Scheme in the U.K. (Newsquest Plan), and the Newspaper Guild of Detroit Pension Plan. We use a Dec. 31 measurement date convention for our retirement plans.
Our pension costs, which include costs for our qualified and non-qualified plans, are presented in the following table:

In thousands of dollars
	2015	2014	2013
Service cost—benefits earned during the period	$7,993	$4,498	$6,487
Interest cost on benefit obligation	131,149	145,433	131,270
Expected return on plan assets	(196,774)	(206,164)	(188,462)
Amortization of prior service costs	6,893	6,967	6,967
Amortization of actuarial loss	56,722	41,728	56,813
Pension cost (benefit) for our plans and our allocated portions of former parent-sponsored retirement plans	5,983	(7,538)	13,075
Settlement charge	1,254	—	1,721
Expense (credit) for retirement plans	$7,237	$(7,538)	$14,796

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status of former parent-sponsored retirement plans, along with the related amounts that are recognized in the Consolidated and Combined Balance Sheets.

In thousands of dollars
	Dec. 27, 2015	Dec. 28, 2014
Change in benefit obligations
Benefit obligations at beginning of year	$3,433,581	$3,170,182
Service cost	7,993	4,498
Interest cost	131,149	145,433
Plan participants’ contributions	8	4
Actuarial (gain) loss	(106,778)	370,700
Foreign currency translation	(40,679)	(57,779)
Gross benefits paid	(218,998)	(199,457)
Acquisitions	26,308	—
Settlements	(4,354)	—
Transfer from separation	(43,435)	—
Benefit obligations at end of year	$3,184,795	$3,433,581
Change in plan assets
Fair value of plan assets at beginning of year	$2,654,889	$2,668,093
Transfers	1,006	—
Actual return on plan assets	38,853	154,462
Plan participants’ contributions	8	4
Employer contributions	128,179	74,442
Gross benefits paid	(218,998)	(199,457)
Acquisitions	26,179	—
Settlements	(4,354)	—
Foreign currency translation	(30,411)	(42,655)
Transfer from separation	(36,724)	—
Fair value of plan assets at end of year	$2,558,627	$2,654,889
Funded status at end of year	$(626,168)	$(778,692)
Amounts recognized in Consolidated and Combined Balance Sheets
Noncurrent assets	$2,166	$—
Accrued benefit cost—current	$(15,891)	$(8,651)
Accrued benefit cost—noncurrent	$(612,443)	$(770,041)

The funded status (on a projected benefit obligation basis) of our plans and our allocated portions of former parent-sponsored retirement plans at Dec. 27, 2015, is as follows:

In thousands of dollars
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$1,755,432	$2,015,000	$(259,568)
SERP (a)	—	123,624	(123,624)
Newsquest	714,010	946,329	(232,319)
Newspaper Guild of Detroit	89,185	99,842	(10,657)
Total	$2,558,627	$3,184,795	$(626,168)
(a) The SERP is an unfunded, unsecured liability

The following table presents information for our retirement plans and our allocated portions of former parent-sponsored retirement plans for which accumulated benefits exceed assets:

In thousands of dollars
	Dec. 27, 2015	Dec. 28, 2014
Accumulated benefit obligation	$3,179,094	$3,420,669
Fair value of plan assets	$2,558,627	$2,654,889

The following table presents information for our retirement plans and our allocated portions of former parent-sponsored retirement plans for which projected benefit obligations exceed assets:

In thousands of dollars
	Dec. 27, 2015	Dec. 28, 2014
Projected benefit obligation	$3,184,795	$3,433,581
Fair value of plan assets	$2,558,627	$2,654,889

The following table summarizes the amounts recorded in “Accumulated other comprehensive loss” that are currently unrecognized as a component of pension expense for our retirement plans and our allocated portions of former parent-sponsored retirement plans as of the dates presented (pre-tax). Amounts included in “Accumulated other comprehensive loss” related to former parent-sponsored plans have been allocated to us in proportion to the projected benefit obligation allocated to us.

In thousands of dollars
	Dec. 27, 2015	Dec. 28, 2014
Net actuarial losses	$(1,613,939)	$(1,663,647)
Prior service cost	(35,451)	(43,257)
Amounts in accumulated other comprehensive loss	$(1,649,390)	$(1,706,904)

The actuarial loss amounts expected to be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2016 are $60.1 million. The prior service cost amounts expected to be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2016 are $6.7 million.

The increased reduction to accumulated other comprehensive income was driven by lower rates used to discount our pension obligations as well as updates to assumed life expectancies of the plan’s participants.
Other changes in plan assets and benefit obligations recognized in “Other comprehensive loss” consist of the following:

In thousands of dollars
2015
Current year actuarial loss	$(50,137)
Actuarial gain due to settlement	1,254
Amortization of actuarial loss	56,722
Amortization of prior service costs	6,893
Foreign currency gain	18,598
Transfer from separation	24,180
Total	$57,510

Pension costs: The following assumptions were used to determine net pension costs:

	2015	2014	2013
Discount rate	4.17%	4.74%	4.10%
Expected return on plan assets	7.63%	7.91%	7.93%
Rate of compensation increase	2.95%	2.96%	2.96%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.
Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 27, 2015	Dec. 28, 2014
Discount rate	4.24%	3.94%
Rate of compensation increase	2.96%	2.96%

During 2015, we made contributions of $11.6 million to the Newsquest Plan. In 2016, we expect to contribute $17.5 million to the Newsquest Plan. During 2015, former parent made contributions of $104.7 million to the GRP and $3.0 million to the SERP. After our separation from our former parent, we contributed $0.6 million to the GRP and $7.4 million to the SERP. Beginning in 2016, in addition to any other contributions that may be required, we will make additional contributions of $25.0 million in each of the next five fiscal years ending in 2020 and $15.0 million in 2021 for the GRP. Our expected 2016 contribution for the SERP is $15.9 million.
Plan assets: The asset allocation of our plans at the end of 2015 and 2014, and target allocations for 2016, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2016	2015	2014
Equity securities	59%	53%	60%
Debt securities	19	24	17
Alternative investments*	22	23	23
Total	100%	100%	100%
* Alternative investments include real estate, private equity and hedge funds.

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits; the “prudent man” guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager’s portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Our actual investment return on our Gannett Retirement Plan assets was 1.9% for 2015, 5.2% for 2014 and 16.4% for 2013.
Retirement plan assets include approximately 0.6 million shares of our common stock valued at approximately $10.1 million at the end of 2015. The plan received dividends of approximately $1.0 million on these shares in 2015.
Cash flows: We estimate the following benefit payments will be made from retirement plan assets, which reflect expected future service, as appropriate. The amounts below represent the benefit payments for our plans.

In thousands of dollars
2016	$228,979
2017	$201,919
2018	$200,073
2019	$199,106
2020	$197,063
2021-2025	$942,375

401(k) savings plan
Substantially all our employees (other than those covered by a collective bargaining agreement) who are scheduled to work at least 1,000 hours during each year of employment are eligible to participate in our principal defined contribution plan, The Gannett Co., Inc. 401(k) Savings Plan. Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits.
For most participants, the plan’s matching formula is 100% of the first 5% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $25.8 million in 2015, $30.4 million in 2014, and $34.0 million in 2013. We settled the 401(k) employee match obligation payable in company stock by buying our stock in the open market and depositing it in the participants’ accounts.

Multi-employer plans that provide pension benefits: We contribute to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements (CBA) that cover our union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	We play no part in the management of plan investments or any other aspect of plan administration.

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the unfunded status of the plan, referred to as withdrawal liability.

Our participation in these plans for the annual period ended Dec. 27, 2015, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan’s year-end at Dec. 27, 2015 and Dec. 28, 2014. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.
We make all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, our contribution represented less than 5% of total contributions to the plan except for one plan where we contributed approximately 7% of the total contributions to the Newspaper Guild International Pension Plan. This calculation is based on the plan financial statements issued at the end of Dec. 31, 2014. At the date we issue our financial statements, Forms 5500 were unavailable for the plan years ending after Dec. 31, 2014.
We incurred expenses for multi-employer withdrawal liabilities of $6.1 million in 2015 and $8.2 million in 2014. Other noncurrent liabilities on the Consolidated and Combined Balance Sheet include $43.5 million as of Dec. 27, 2015, and $41.2 million as of Dec. 28, 2014, for such withdrawal liabilities.

Multi-employer Pension Plans
	EIN Number/	Zone Status Dec. 31,		FIP/RP Status Pending/Implemented	Contributions(in thousands)			Surcharge Imposed	Expiration Dates of CBAs
Pension Plan Name	Plan Number	2015	2014		2015	2014	2013
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$411	$433	$242	No	2/2/2017 2/23/2016
GCIU—Employer Retirement Benefit Plan (a), (b)	91-6024903/001	Red	Red	Implemented	43	71	216	No	N/A
The Newspaper Guild International Pension Plan (a)	52-1082662/001	Red	Red	Implemented	226	244	279	No	2/23/2016
IAM National Pension Plan (a)	51-6031295/002	Green	Green	NA	352	403	736	NA	4/30/2016
Teamsters Pension Trust Fund of Philadelphia and Vicinity (a)	23-1511735/001	Yellow	Yellow	Implemented	1,452	1,298	1,355	NA	N/A
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (a)	36-6052390/001	Green as of Jan. 31, 2015	Green as of Jan. 31, 2014	NA	99	153	160	NA	4/30/2016
Central States Southeast and Southwest Areas Pension Fund (b)	36-6044243/001	Red	Red	Implemented	—	—	40	No	N/A
Total					$2,583	$2,602	$3,028
(a) This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
(b) We have no ongoing participation in these plans.

NOTE 9

Postretirement benefits other than pensions
We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase.
Certain of our employees also participated in postretirement benefit plans sponsored by our former parent. Health care and life insurance benefit obligations pursuant to the former parent-sponsored postretirement plans related to our current and former employees were transferred to us at the separation date and, accordingly, have been allocated to us in our consolidated and combined financial statements for periods prior to the separation date by determining the projected benefit obligation of participants for which the liability was transferred to us at the separation. Subsequent to the separation, no further costs were allocated to us.
The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. In March 2014, our former parent adopted changes to the retiree medical plan that were effective July 1, 2014. Beginning on that date, a stipend is paid to certain Medicare-eligible Gannett retirees. As a result of this change, our former parent remeasured the related postretirement benefit obligation during the first quarter of 2014 and recorded a reduction to the liability of $33.9 million, of which our allocated portion was $32.9 million (with a corresponding adjustment to “Accumulated other comprehensive loss”). We use a Dec. 31 measurement date for these plans.
Postretirement benefit cost for health care and life insurance included the following components:

In thousands of dollars
	2015	2014	2013
Service cost – benefits earned during the period	$301	$365	$523
Interest cost on net benefit obligation	4,019	4,610	5,526
Amortization of prior service credit	(9,615)	(11,421)	(9,006)
Amortization of actuarial loss	1,426	718	1,127
Net periodic postretirement benefit credit	$(3,869)	$(5,728)	$(1,830)

The table below provides a reconciliation of benefit obligations and funded status of our postretirement benefit plans and our allocated portions of former parent-sponsored postretirement plans:

In thousands of dollars
	Dec. 27, 2015	Dec. 28, 2014
Change in benefit obligations
Net benefit obligations at beginning of year	$103,528	$141,447
Service cost	301	365
Interest cost	4,019	4,610
Plan participants’ contributions	3,839	5,018
Plan amendments	—	(36,873)
Actuarial loss	3,898	6,590
Gross benefits paid	(13,935)	(18,294)
Federal subsidy on benefits paid	—	665
Transfer from separation	(4,142)	—
Net benefit obligations at end of year	$97,508	$103,528
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	10,096	13,276
Plan participants’ contributions	3,839	5,018
Gross benefits paid	(13,935)	(18,294)
Fair value of plan assets at end of year	$—	$—
Benefit obligation at end of year	$(97,508)	$(103,528)
Amounts recognized in Consolidated and Combined Balance Sheets
Accrued benefit cost—current	$(9,914)	$(10,054)
Accrued benefit cost—noncurrent	$(87,594)	$(93,474)

The following table summarizes the amounts recorded in “Accumulated other comprehensive loss” that are currently unrecognized as a component of net periodic postretirement benefit credit as of the dates presented (pre-tax):

In thousands of dollars
	Dec. 27, 2015	Dec. 28, 2014
Net actuarial losses	$(12,611)	$(12,044)
Prior service credit	29,515	41,454
Amounts in accumulated other comprehensive loss	$16,904	$29,410

The actuarial loss and prior service credit estimated to be amortized from “Accumulated other comprehensive loss” into net periodic benefit cost in 2016 are $0.9 million and $5.0 million, respectively.
Other changes in plan assets and benefit obligations recognized in “Other comprehensive loss” consist of the following:

In thousands of dollars
2015
Current year actuarial loss	$(4,005)
Amortization of actuarial loss	1,426
Amortization of prior service credit	(9,615)
Other adjustments	(311)
Total	$(12,505)

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2015	2014	2013
Discount rate	4.11%	4.50%	3.80%
Health care cost trend rate assumed for next year	6.18%	6.26%	7.17%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	2018	2018	2017

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	Dec. 27, 2015	Dec. 28, 2014
Discount rate	4.35%	4.00%
Health care cost trend rate assumed for next year	6.18%	6.26%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2018	2018

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $0.2 million in the 2015 postretirement benefit obligation and no measurable change in the aggregate service and interest components of the 2015 expense.
Cash flows: We expect to make the following benefit payments, which reflect expected future service. The amounts below represent the benefit payments for our plans and our allocated portions of former parent-sponsored retirement plans.

In thousands of dollars	Benefit Payments
2016	$9,914
2017	$8,877
2018	$8,720
2019	$8,136
2020	$7,415
2021-2025	$31,302

The amounts above exclude the participants’ share of the benefit cost. Our policy is to fund benefits as claims, stipends and premiums are paid. We expect no subsidy benefits for 2016 and beyond.

NOTE 10

Income taxes
The provision (benefit) for income taxes consists of the following:

In thousands of dollars
2015	Current	Deferred	Total
Federal	$(5,383)	$36,489	$31,106
State and other	(560)	4,046	3,486
Foreign	6,447	6,845	13,292
Total	$504	$47,380	$47,884

In thousands of dollars
2014	Current	Deferred	Total
Federal	$39,740	$18,282	$58,022
State and other	(21,123)	27,731	6,608
Foreign	—	2,930	2,930
Total	$18,617	$48,943	$67,560

In thousands of dollars
2013	Current	Deferred	Total
Federal	$21,933	$64,317	$86,250
State and other	(17,252)	(2,944)	(20,196)
Foreign	—	5,248	5,248
Total	$4,681	$66,621	$71,302

The components of net income before income taxes consist of the following:

In thousands of dollars
	2015	2014	2013
Domestic	$128,316	$192,741	$260,937
Foreign	65,659	85,524	84,826
Total	$193,975	$278,265	$345,763

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax	2.4	2.5	2.6
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(6.3)	(13.4)	(11.0)
Impact of rate change in foreign tax jurisdiction	1.9	—	—
Valuation allowance	—	4.4	2.9
Lapse of statutes of limitations net of federal income tax	(1.1)	(0.9)	(8.6)
Impact of accounting method change	(3.4)	—	—
Domestic manufacturing deduction	(1.4)	(1.9)	(1.1)
Other, net	(2.4)	(1.4)	0.8
Effective tax rate	24.7%	24.3%	20.6%

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amount of such adjustments for 2015 was $3.8 million due to reductions in U.K. tax rates. The amount of such adjustments for 2014 and 2013 were not significant.
Deferred tax liabilities and assets were composed of the following at the end of 2015 and 2014:

In thousands of dollars
	Dec. 27, 2015	Dec. 28, 2014
Liabilities
Accelerated depreciation	$(165,457)	$(186,222)
Total deferred tax liabilities	(165,457)	(186,222)
Assets
Accrued compensation costs	41,321	20,587
Pension and postretirement benefits	257,764	346,792
Basis difference and amortization of intangibles	164,485	56,082
Federal tax benefits of uncertain state tax positions	7,506	3,846
Partnership investments including impairments	5,353	9,894
Loss carryforwards	34,312	52,759
Other	38,600	18,773
Total deferred tax assets	549,341	508,733
Valuation allowance	(181,893)	(59,392)
Total net deferred tax assets (liabilities)	$201,991	$263,119
Amounts recognized in Consolidated and Combined Balance Sheets
Current deferred tax assets	$—	$1,797
Noncurrent deferred tax assets	$201,991	$261,322

As of Dec. 27, 2015 we had approximately $15.2 million of foreign tax credits, $1.8 million of state credits, $93.8 million of apportioned state net operating loss carryforwards, $127.8 million of foreign net operating loss carry forwards and $34.3 million of foreign capital loss carryforwards. The foreign tax credits, the state tax credits, and the state net operating loss carryovers expire in various amounts beginning in 2016 through 2034. The foreign net operating loss carryovers and the foreign capital losses can be carried forward indefinitely.
Included in total deferred tax assets are valuation allowances of approximately $181.9 million in 2015 and $59.4 million in 2014, primarily related to unamortizable intangible assets, foreign tax credits and foreign losses available for carry forward to future years. The increase in the valuation allowance from 2014 to 2015 is related to unamortizable intangible assets that arose from the spin-off. The valuation allowance is based on an analysis of future sources of taxable income and other sources of positive and negative evidence, it is more likely than not that the foreign credits and losses will not be utilized before their expiration. The following table summarizes the activity related to our valuation allowance for deferred tax assets:

In thousands of dollars
Balance at beginning of period	Additions/(reductions) charged to cost and expenses	Additions/(reductions) for acquisitions/dispositions	(Deductions from)/additions to reserves	Balance at end of period
$59,392	$(2,316)	$—	$124,817	$181,893

Realization of deferred tax assets for which valuation allowances have not been established is dependent upon generating sufficient future taxable income. We expect to realize the benefit of these deferred tax assets through future reversals of our deferred tax liabilities, through the recognition of taxable income in the allowable carryback and carryforward periods, and through implementation of future tax planning strategies. Although realization is not assured, we believe it is more likely than not that all deferred tax assets for which valuation allowances have not been established will be realized.
The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands of dollars
	Dec. 27, 2015	Dec. 28, 2014
Change in unrecognized tax benefits
Balance at beginning of year	$10,919	$13,875
Additions based on tax positions related to the current year	2,021	1,768
Additions for tax positions of prior years	6,713	545
Reductions for tax positions of prior years	—	(2,398)
Settlements	—	(36)
Reductions due to lapse of statutes of limitations	(2,621)	(2,835)
Balance at end of year	$17,032	$10,919

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $11.3 million as of Dec. 27, 2015, $7.5 million as of Dec. 28, 2014, and $9.2 million as of Dec. 29, 2013. This amount includes the federal tax benefit of state tax deductions.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized income from interest and the release of penalty reserves of $0.6 million in 2015, $1.2 million in 2014, and $12.2 million in 2013. The amount of accrued interest and payables related to unrecognized tax benefits was $3.4 million as of Dec. 27, 2015, $1.1 million as of Dec. 28, 2014 and $2.3 million as of Dec. 29, 2013.
It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $2.0 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.
In connection with the spin-off, we entered into a tax matters agreement with our former parent which states each company’s rights and responsibilities with respect to payment of taxes, tax return filings and control of tax examinations. We are generally responsible for taxes allocable to periods (or portions of periods) beginning after the spin-off. Although any changes with regards to additional income tax liabilities which relate to periods prior to the spin-off may impact our effective tax rate in the future, we may be entitled to seek indemnification for these items from our former parent under the tax matters agreement.

NOTE 11

Shareholders’ equity

Capital stock and earnings per share
On June 29, 2015, our former parent distributed 98.5% of our total shares and retained the remaining 1.5%. The total shares outstanding at that date was approximately 115 million. The total number of shares outstanding at that date was used for the calculation of both basic and diluted earnings per share for years prior to 2015.
Our earnings per share (basic and diluted) for 2015, 2014 and 2013 are presented below:

	2015	2014	2013
Net income	$146,091	$210,705	$274,461
Weighted average number of common shares outstanding (basic)	115,165	114,959	114,959
Effect of dilutive securities
Restricted stock units	728	—	—
Performance shares	582	—	—
Stock options	220	—	—
Weighted average number of common shares outstanding (diluted)	116,695	114,959	114,959
Earnings per share (basic)	$1.27	$1.83	$2.39
Earnings per share (diluted)	$1.25	$1.83	$2.39

The diluted earnings per share amounts exclude the effects of approximately 0.1 million RSUs outstanding for 2015 as their inclusion would be antidilutive.

Share repurchase program
In July 2015, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. As of Dec. 27, 2015, no shares have been repurchased under this program.

Equity-based awards
We established the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan (the “Plan”) for the purpose of granting equity-based and cash-based awards to Gannett employees and directors. The Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units (“RSUs”), performance shares, performance units, and cash-based awards. Awards may be granted to our employees and members of the Board of Directors. The Executive Compensation Committee of the Board of Directors administers the plan and initially reserved 11.0 million shares of our common stock for issuance. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited. We currently issue stock-based compensation to employees in the form of performance shares and RSUs. We currently issue stock-based compensation to members of our Board of Directors in the form of RSUs. Award grants to our employees are generally made on Jan. 1 and grants to members of our Board of Directors generally will be made in connection with the date of our annual meetings or commencement of service for a new member.

Prior to the spin-off, Gannett employees were eligible to participate in our former parent’s 2001 Omnibus Incentive Compensation Plan (the “former parent plan”). In connection with the spin-off, 4.4 million former parent options, 8.3 million former parent RSUs and 3.0 million former parent performance shares were converted to 1.1 million Gannett options, 3.0 million Gannett RSUs and 1.0 million Gannett performance shares, respectively, with terms that were substantially similar to the terms of the awards under the former parent plan. These awards were modified under the mandatory anti-dilution provision of the grants and an incremental cost of $3.1 million will be recorded over the remaining vesting periods of these awards.
Performance share awards generally have a three-year vesting period with the number of shares earned (0% to 200% of the target award) determined based upon how our total shareholder return (TSR) compares to the TSR of a peer group of media companies during the three-year period. Performance shares generally vest on a pro rata basis if an employee terminates before the end of the performance period due to death, disability or retirement. Non-vested performance shares are generally forfeited upon termination for any other reason. The fair value and compensation expense of each performance share is determined on date of grant by using a Monte Carlo valuation model. Each performance share is equal to and paid in one share of our common stock, but carries no voting or dividend rights.
RSU awards generally have a four-year incentive period and grant one share of common stock for each RSU granted. Subject to special vesting rules that apply to terminations due to death, disability or retirement, RSUs vest at the end of the incentive period; provided that commencing for awards made after 2014, RSUs generally vest 25% per year over the four-year incentive period. Expense is recognized on a straight-line basis over the incentive period based on the grant date fair value.
Members of our Board of Directors receive grants of RSUs as well as cash compensation. Director RSUs generally vest in quarterly installments over one year. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value.
The Executive Compensation Committee may grant other types of awards that are valued in whole or in part by reference to or that are otherwise based on fair market value of our common stock or other criteria established by the Executive Compensation Committee including the achievement of performance goals. The maximum aggregate grant of performance shares and RSU awards that may be awarded to any participant in any fiscal year shall not exceed 500,000 shares of common stock. The maximum aggregate amount of cash-based awards that may be awarded to any participant in any fiscal year shall not exceed $10 million.

Determining fair value
Valuation and amortization method – We determined the fair value of performance shares using the Monte Carlo valuation model. This model projects probable future stock prices for us and our peer group companies subject to certain price caps at the conclusion of the three-year incentive period. Key inputs into the Monte Carlo valuation model include expected term, expected volatility, expected dividend yield and the risk-free rate. Each assumption is discussed below.
Expected term – The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term for performance share awards is based on the incentive period of three years.
Expected volatility – The fair value of stock-based awards reflects volatility factors calculated using historical market data for our common stock and the common stock of our peer group when the Monte Carlo method is used. The time frame used is equal to the expected term.
Expected dividend – The dividend assumption is based on our expectations about our dividend policy on the date of grant.
Risk-free interest rate – The risk-free interest rate is based on the yield to maturity at the time of the award grant on zero-coupon U.S. government bonds having a remaining life equal to the award’s expected term.
Estimated forfeitures – When estimating forfeitures, voluntary termination behavior as well as analysis of actual forfeitures was considered.
The following assumptions were used to estimate the fair value of performance share awards that were granted prior to the separation date:

Performance Shares Granted During	2015	2014	2013
Expected term	3 yrs.	3 yrs.	3 yrs.
Expected volatility	32%	39.32%	40.8%
Risk-free interest rate	1.1%	0.78%	0.36%
Expected dividend yield	2.51%	2.70%	4.44%

Stock-based Compensation Expense: Stock-based compensation expense for Gannett employee participants in both plans have been included within selling, general, and administrative expense within the Consolidated and Combined Statements of Income. Prior to the distribution date, stock-based compensation expense for Gannett participants in the former parent plan was allocated to us. The following table shows the stock-based compensation related amounts recognized in the Consolidated and Combined Statements of Income for equity awards:

In thousands
	2015	2014	2013
Restricted stock and RSUs	$12,235	$9,150	$10,040
Performance shares	9,478	7,333	4,931
Stock options	29	616	1,230
Total stock-based compensation	$21,742	$17,099	$16,201

Restricted Stock and RSUs: As of Dec. 27, 2015, there was $20.2 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.4 years. The tax benefit realized in 2015 was $8.0 million.
A summary of restricted stock and RSU awards is presented below for the period after the date of separation from our former parent:

2015 Restricted Stock and RSU Activity	Shares	Weighted average fair value
Outstanding and unvested at June 29, 2015	2,885,994	$10.86
Granted	203,061	11.31
Settled	(136,658)	10.35
Canceled	(174,190)	10.98
Outstanding and unvested at Dec. 27, 2015	2,778,207	$10.91

Performance Shares: As of Dec. 27, 2015, there was $4.6 million of unrecognized compensation cost related to non-vested Performance Shares. This amount will be adjusted for future changes in estimated forfeitures and recognized over a weighted average period of 1.7 years.
A summary of the performance shares awards is presented below for the period after the date of separation from our former parent:

2015 Performance Shares Activity	Target number of shares	Weighted average fair value
Outstanding and unvested at June 29, 2015	926,138	$15.48
Vested	(31,158)	15.51
Canceled	(101,306)	15.21
Outstanding and unvested at Dec. 27, 2015	793,674	$15.52

Stock Options: As of Dec. 27, 2015, all stock options were fully vested. Options were exercised with an intrinsic value of approximately $4.7 million in 2015.
A summary of our stock option awards is presented below:

2015 Stock Option Activity	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at June 29, 2015	1,078,289	$6.80	2.5	$7,901,831
Exercised	(662,304)	7.53
Canceled	(4,102)	12.61
Outstanding and exercisable at Dec. 27, 2015	411,883	$5.58	2.6	$4,378,900

Accumulated other comprehensive loss
The elements of our “Accumulated other comprehensive loss” consisted of pension, retiree medical and life insurance liabilities and foreign currency translation. The following tables summarize the components of, and changes in, “Accumulated other comprehensive loss”:

In thousands of dollars
2015	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,082,312)	$404,200	$(678,112)
Other comprehensive loss before reclassifications	(12,010)	(19,390)	(31,400)
Amounts reclassified from accumulated other comprehensive loss	36,088	—	36,088
Balance at end of year	$(1,058,234)	$384,810	$(673,424)

In thousands of dollars
2014	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(873,595)	$431,614	$(441,981)
Other comprehensive loss before reclassifications	(232,740)	(27,414)	(260,154)
Amounts reclassified from accumulated other comprehensive loss	24,023	—	24,023
Balance at end of year	$(1,082,312)	$404,200	$(678,112)

In thousands of dollars
2013	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,049,171)	$424,098	$(625,073)
Other comprehensive income before reclassifications	139,670	7,516	147,186
Amounts reclassified from accumulated other comprehensive loss	35,906	—	35,906
Balance at end of year	$(873,595)	$431,614	$(441,981)

“Accumulated other comprehensive loss” components are included in the computation of net periodic postretirement costs (see Notes 8 and 9 for more detail). Reclassifications out of “Accumulated other comprehensive loss” related to these postretirement plans include the following:

In thousands of dollars
	2015	2014
Amortization of prior service credit	$(2,722)	$(4,454)
Amortization of actuarial loss	58,148	42,446
Total reclassifications, before tax	55,426	37,992
Income tax effect	(19,338)	(13,969)
Total reclassifications, net of tax	$36,088	$24,023

NOTE 12

Commitments, contingent liabilities and other matters
Telephone Consumer Protection Act (“TCPA”) litigation: On Jan. 2, 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (“TCPA”) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs seek to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). The ultimate outcome of this proceeding is uncertain, but may be material to our results of operations and cash flows. We are vigorously defending the case and have asserted cross-claims against the vendor.
Environmental contingency: In March 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. EPA that it had been identified as a potentially responsible party (“PRP”) for the investigation and remediation of groundwater contamination in downtown Montgomery, AL. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. The U.S. EPA has approved the work plan for the investigation and remediation, and has transferred responsibility for oversight of this work to the Alabama Department of Environmental Management. The investigation and remediation are underway. In the third quarter of 2015, the Advertiser and other members of the Downtown Environmental Alliance also reached a settlement with the U.S. EPA regarding the costs that U.S. EPA spent to investigate the site. The Advertiser’s final costs cannot be determined until the cleanup work is completed and contributions from other PRPs are finalized.
Other litigation: We, along with a number of our subsidiaries, are defendants in judicial and administrative proceedings involving matters incidental to our business. We believe that any liability that exists as a result of these matters is immaterial.
Leases: Future minimum lease commitments for non-cancelable operating leases (primarily real-estate) are as follows:

In thousands of dollars
2016	$44,995
2017	41,090
2018	38,259
2019	34,442
2020	29,304
Later years	193,159
Total	$381,249

Expected future sublease income on these lease commitments are expected to be approximately $2.5 million. Total rent expense was $39.7 million in 2015, $34.1 million in 2014 and $34.7 million in 2013.
The lease for our corporate headquarters in McLean, VA provides for an initial term of 15 years with two five-year renewal options. Lease payments will begin at approximately $6.6 million per year with an additional $2.2 million in lease payments beginning in 2018. The lease agreement is subject to 2.5% annual rent escalations. Rent expense is recorded on a straight-line basis over the initial lease term.

Purchase obligations: We have future expected purchase obligations of $65.5 million related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at Dec. 27, 2015, are reflected in the Consolidated and Combined Balance Sheets as “Trade accounts payable” and “Accrued liabilities” and are excluded from the $65.5 million.
Self-insurance: We are self-insured for most of our employee medical coverage and for our casualty, general liability and libel coverage (subject to a cap above which third party insurance was in place). The liabilities are established on an actuarial basis, with the advice of consulting actuaries, and totaled $75.5 million at the end of 2015 and $69.1 million at the end of 2014.
Other matters: In 2014, we shut down one of our businesses and incurred $21.0 million of shutdown costs associated with future contractual promotional payments. These costs were recorded on our Consolidated and Combined Balance Sheet and approximately $4.1 million remain as of Dec. 27, 2015, the majority of which will be paid in 2016. These costs are also included in “Selling, general and administrative expenses, exclusive of depreciation” in the Consolidated and Combined Statements of Income.

NOTE 13

Fair value measurement
We measure and record certain assets and liabilities at fair value in the accompanying consolidated and combined financial statements. ASC Topic 820, “Fair Value Measurement,” establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 – Quoted market prices in active markets for identical assets or liabilities;
Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 – Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.
The financial instruments measured at fair value in the accompanying Consolidated and Combined Balance Sheets consist of the following:
The following tables set forth by level within the fair value hierarchy the fair values of our pension plans assets relating to the Newsquest Plan and the Detroit Free Press, Inc. Newspaper Guild of Detroit Pension Plan as well as the fair values of the pension plan assets related to the GRP:

Pension Plan Assets/Liabilities
In thousands of dollars
Fair value measurement as of Dec. 27, 2015(a)
	Level 1	Level 2	Level 3	Total
Assets:
Fixed income:
Corporate bonds	$—	$1,275	$—	$1,275
Corporate stock	769,597	—	—	769,597
Real estate	—	—	126,049	126,049
Interest in common/collective trusts:
Equities	—	549,159	—	549,159
Fixed income	2,478	491,183	—	493,661
Interest in reg. invest. companies	100,711	38,080	—	138,791
Partnership/joint venture interests	—	27,412	104,251	131,663
Hedge funds	—	20,454	310,590	331,044
Derivative contracts	—	117	40	157
Total	$872,786	$1,127,680	$540,930	$2,541,396
Liabilities:
Derivative liabilities	$—	$(615)	$(2,008)	$(2,623)
Total	$—	$(615)	$(2,008)	$(2,623)
Cash and other	14,938	4,916	—	19,854
Total net fair value of plan assets	$887,724	$1,131,981	$538,922	$2,558,627

(a)	We use a Dec. 31 measurement date for our retirement plans.

In thousands of dollars
Fair value measurement as of Dec. 28, 2014(a)
	Level 1	Level 2	Level 3	Total
Assets:
Fixed income:
U.S. government-related securities	$—	$3,744	$—	$3,744
Mortgage backed securities	—	3,735	89	3,824
Other government bonds	—	4,266	—	4,266
Corporate bonds	—	23,027	357	23,384
Corporate stock	866,418	—	—	866,418
Real estate(b)	—	—	118,936	118,936
Interest in common/collective trusts:
Equities	—	693,277	—	693,277
Fixed income	6,593	216,728	—	223,321
Interest in reg. invest. companies	144,160	44,406	—	188,566
Interest in 103-12 investments	—	22,776	—	22,776
Partnership/joint venture interests(b)	—	34,144	128,314	162,458
Hedge funds	—	20,166	314,084	334,250
Derivative contracts	—	2,831	116	2,947
Total	$1,017,171	$1,069,100	$561,896	$2,648,167
Liabilities:
Derivative liabilities	$(4)	$(2,387)	$(1,877)	$(4,268)
Total	$(4)	$(2,387)	$(1,877)	$(4,268)
Cash and other	8,546	2,444	—	10,990
Total net fair value of plan assets	$1,025,713	$1,069,157	$560,019	$2,654,889

(a)	We use a Dec. 31 measurement date for our retirement plans.

(b)
We corrected a classification of $9.8 million dollars of real estate that had previously been classified as a partnership/joint venture. This reclassification is not material as the changes do not impact the 2014 financial statements nor the total plan assets previously reported, rather just the presentation of the components of the total plan assets in the table above.

Items included in “Cash and other” in the table above primarily consist of amounts categorized as cash and cash equivalents and pending purchases and sales of securities.
Valuation methodologies used for assets and liabilities measured at fair value are as follows:
U.S. government-related securities are treasury bonds, bills and notes that are primarily obligations to the U.S. Treasury. Values are obtained from industry vendors who use various pricing models or quotes for identical or similar securities. Mortgage-backed securities are typically not actively quoted. Values are obtained from industry vendors who use various pricing models or use quotes for identical or similar securities.
Other government and corporate bonds are mainly valued based on institutional bid evaluations using proprietary models, using discounted cash flow models or models that derive prices based on similar securities. Corporate bonds categorized in Level 3 are primarily from distressed issuers for whom the values represent an estimate of recovery in a potential or actual bankruptcy situation.
Corporate stock is valued primarily at the closing price reported on the active market on which the individual securities are traded.

Investments in direct real estate have been valued by an independent qualified valuation professional in the U.K. using a valuation approach that capitalizes any current or future income streams at an appropriate multiplier. Investments in real estate funds are mainly valued utilizing the net asset valuations provided by the underlying private investment companies.
Interest in common/collective trusts and interest in 103-12 investments are equity and fixed income investments categorized as Level 2 and are valued using the net asset value as provided monthly by the fund family or fund company. Shares in the common/collective trusts are generally redeemable upon request.
Interest in registered investment companies is valued using the published net asset values as quoted through publicly available pricing sources. The investments in Level 2 are proprietary funds of the individual fund managers and are not publicly quoted.
Investments in partnerships and joint venture interests classified in Level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. There are $12.2 million in unfunded commitments related to partnership/joint venture interests. Investments in partnerships and joint venture interests classified as Level 2 represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager.
Investments in hedge funds are valued at the net asset value as reported by the fund managers. Within this category is a fund of hedge funds whose objective is to produce a return that is uncorrelated with market movements. Other funds categorized as hedge funds were formed to invest in mortgage and credit trading opportunities. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to potential 5% holdback. As of Dec. 27, 2015, the Newsquest Pension Scheme plan assets included a hedge fund with a fair value of $41.8 million, classified as a Level 3 investment. This hedge fund began returning liquidation proceeds to investors as of Jan. 4, 2016. The fair value of the fund as of Dec. 27, 2015 is the value of the proceeds to be received by the plan. To date, the Newsquest Pension Scheme has received $31.7 million which represents 75.9% of the fair value as of Dec. 27, 2015. Final cash payments are expected to be received in the second quarter of 2016.
Derivatives primarily consist of forward and swap contracts. Forward contracts are valued at the spot rate, plus or minus forward points between the valuation date and maturity date. Swaps are valued at the mid-evaluation price using discounted cash flow models. Items in Level 3 are valued based on the market values of other securities for which they represent a synthetic combination.
We review appraised valued, audited financial statements and additional information to evaluate fair value estimates from our investment managers or fund administrator. The tables below set forth a summary of changes in the fair value of our pension plan assets and liabilities, categorized as Level 3, for the fiscal year ended Dec. 27, 2015, and Dec. 28, 2014:

Pension Plan Assets/Liabilities
In thousands of dollars
For the year ended Dec. 27, 2015
		Actual Return on Plan Assets
	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases, sales, and settlements	Transfer from parent	Transfers in and/or out of Level 3 (1)	Balance at end of year
Assets:
Fixed income:
Mortgage-backed securities	$89	$—	$1	$(90)	$—	$—	$—
Corporate bonds	357	—	(8)	(349)		—	—
Real estate	118,936	4,346	—	2,765	2	—	126,049
Partnership/joint venture interests	128,314	(4,937)	17,213	(30,947)	(5,392)	—	104,251
Hedge funds	314,084	2,028	565	(2,788)	(3,299)	—	310,590
Derivative contracts	116	(79)	—	—	3	—	40
Total	$561,896	$1,358	$17,771	$(31,409)	$(8,686)	$—	$540,930
Liabilities:
Derivative liabilities	$(1,877)	$—	$—	$—	$(131)	$—	$(2,008)

(1)	Our policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Pension Plan Assets/Liabilities (continued)
In thousands of dollars
For the year ended Dec. 28, 2014
		Actual Return on Plan Assets
	Balance at beginning of year	Relating to assets still held at report date	Relating to assets sold during the period	Purchases, sales, and settlements	Transfers in and/or out of Level 3(1)	Balance at end of year
Assets:
Fixed income:
Mortgage backed securities	$372	$—	$1	$(284)	$—	$89
Corporate bonds	800	109	(117)	(435)	—	357
Real estate	105,875	3,148	—	9,913	—	118,936
Partnership/joint venture interests	131,868	(401)	20,368	(23,521)	—	128,314
Hedge funds	239,004	9,787	840	64,453	—	314,084
Derivative contracts	153	—	15	(52)	—	116
Total	$478,072	$12,643	$21,107	$50,074	$—	$561,896
Liabilities:
Derivative liabilities	$(1,877)	$—	$—	$—	$—	$(1,877)

(1)	Our policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

(2)
As stated above, we corrected a classification of $9.8 million dollars of real estate that had previously been classified as a partnership/joint venture. This resulted in an increase of $1.1 million dollars in return on plan assets still held at report date for real estate and a decrease of the same amount for partnerships/joint ventures. This reclassification is not material as the changes do not impact the 2014 financial statements nor the total plan assets previously reported, rather just the presentation of the components of the total plan assets in the table above.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our assets that are measured on a nonrecurring basis are assets held for sale (Level 3), which are evaluated by using executed purchase agreements or third party valuation experts when certain circumstances arise.
The following tables summarize the non-financial assets measured at fair value on nonrecurring basis in the accompanying Consolidated and Combined Balance Sheet as of Dec. 27, 2015, and Dec. 28, 2014:

Non-Financial Assets
In thousands of dollars
Fair value measurement as of Dec. 27, 2015
	Level 1	Level 2	Level 3	Total
Asset held for sale - Quarter 4	$—	$—	$12,288	$12,288

Non-Financial Assets
In thousands of dollars
Fair value measurement as of Dec. 28, 2014
	Level 1	Level 2	Level 3	Total
Asset held for sale - Quarter 4	$—	$—	$18,434	$18,434

NOTE 14

Relationship with our former parent subsequent to the spin-off
Transition services agreement: In connection with the spin-off, we entered into a transition services agreement with our former parent, pursuant to which we and our former parent will provide to each other certain specified services on a transitional basis, including various information technology, financial and administrative services. The charges for the transition services generally are expected to allow the providing entity to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service plus, in some cases, the allocated indirect costs of providing the services, generally without profit. Subsequent to separation, we provided certain IT, payroll and other services to our former parent in the amount of $5.9 million for the year ended Dec. 27, 2015. Our former parent provided certain services to us in the amount of $3.7 million for the year ended Dec. 27, 2015.
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
Employee matters agreement: In connection with the spin-off, we entered into an employee matters agreement with our former parent prior to the separation to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company. See Note 8 — Retirement plans and Note 9 — Postretirement benefits other than pension for more detail.
Revenue and other transactions entered into in the ordinary course of business: Certain of our revenue arrangements relate to contracts entered into in the ordinary course of business with our former parent and its affiliates, principally Cars.com, G/O Digital and CareerBuilder.

Relationship with our former parent prior to the spin-off
The following is a discussion of our relationship with our former parent prior to the spin-off, including the services provided by both parties and how transactions with our former parent and its affiliates through June 28, 2015 were accounted for in the combined financial statements.
Equity: Equity in the Combined Balance Sheets includes the accumulated balance of transactions between us and our former parent, our paid-in-capital and our former parent’s interest in our cumulative retained earnings, which are presented within “Former parent’s investment, net” and combined with “Accumulated other comprehensive loss” as the two components of equity. The amounts comprising the accumulated balance of transactions between us, our former parent and its affiliates include (i) the cumulative net assets attributed to us by our former parent and its affiliates, (ii) the cumulative net advances to former parent representing our cumulative funds swept (net of funding provided by our former parent and its affiliates to us) as part of the centralized cash management program described further below and (iii) the cumulative charges (net of credits) allocated by our former parent and its affiliates to us for certain support services received by us.
Centralized cash management: Prior to the spin-off, our former parent utilized a centralized approach to cash management and the financing of its operations, providing funds to its entities as needed. These transactions were recorded in “Former parent’s investment, net” when advanced. Accordingly, none of our former parent’s cash and cash equivalents were assigned to us in the combined financial statements. “Cash and cash equivalents” in our Combined Balance Sheet represent cash held by us. Included in “Cash and cash equivalents” as of Dec. 28, 2014 were investments in commercial paper of former parent totaling $63.9 million. These investments matured prior to the spin-off and are now cash held by us as of Dec. 27, 2015. Interest income recorded on these investments, recorded within “Other non-operating items, net,” was $0.4 million and $1.8 million for the years ended Dec. 27, 2015 and Dec. 28, 2014, respectively.
Support services provided and other amounts with our former parent and former parent’s affiliates: Prior to the spin-off, we received allocated charges from our former parent and its affiliates for certain corporate support services, which are recorded within “Selling, general and administrative expense” in our Combined Statements of Income, net of cost recoveries reflecting services provided by us and allocated to our former parent. Management believes that the bases used for the allocations are reasonable and reflect the portion of such costs, net of cost recoveries, attributable to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company.

These allocated costs, net of cost recoveries, are summarized in the following table:

In thousands of dollars
	2015(a)	2014	2013
Corporate allocations (b)	$25,832	$60,628	$65,718
Occupancy (c)	2,884	5,642	6,678
Depreciation (d)	4,067	7,960	9,275
Other support costs (e)	6,249	15,743	19,019
Cost recoveries (f)	(6,055)	(9,501)	(4,643)
Total	$32,977	$80,472	$96,047

(a)	Costs were allocated from our former parent to us up to the spin date. No costs were allocated to us by our former parent after the spin-off.

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

(d)
Depreciation expense was allocated by former parent and its affiliates for certain assets. These assets primarily relate to facilities and IT equipment that are utilized by former parent and us to operate our businesses. These assets have not been included in our Combined Balance Sheets. Depreciation expense was allocated primarily based on our revenue as a percentage of total former parent revenue or our utilization of these assets.

(e)
Other support costs related to charges to us from former parent and its affiliates include certain insurance costs and our allocated portions of share-based compensation costs and net periodic pension costs relating to the Gannett Supplemental Retirement Plan for employees of our former parent. Such costs were allocated based on actual costs incurred or our revenue as a percentage of total former parent revenue.

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

SELECTED FINANCIAL DATA

In thousands of dollars, except per share amounts
	2015	2014	2013	2012	2011
					(Unaudited)
Total operating revenue	$2,885,012	$3,171,878	$3,324,939	$3,470,007	$3,569,312
Operating income	$169,431	$262,331	$325,073	$331,413	$437,998
Net income	$146,091	$210,705	$274,461	$277,230	$333,506
Net income per share - basic	$1.27	$1.83	$2.39	$2.41	$2.90
Net income per share - diluted	$1.25	$1.83	$2.39	$2.41	$2.90
Other selected financial data
Dividends declared per share	$0.32	$—	$—	$—	$—
Weighted average number of common shares outstanding in thousands:
basic	115,165	114,959	114,959	114,959	114,959
diluted	116,695	114,959	114,959	114,959	114,959
Financial position and cash flow
Cash and cash equivalents	$196,696	$71,947	$78,596	$134,096	$106,753
Total assets	$2,427,799	$2,384,460	$2,494,736	$2,839,691	$2,910,041

NOTES TO SELECTED FINANCIAL DATA (Unaudited)
(a)We, along with our subsidiaries, made the significant acquisitions listed below during the period. The results of operations of these acquired businesses are included in the accompanying financial information from the date of acquisition.
Note 3 to the consolidated and combined financial statements contains further information concerning certain of these acquisitions.

Acquisitions 2011-2015

Year	Name	Location	Publication times or business
2011	Reviewed.com	Cambridge, MA	A technology product review web site
	US PRESSWIRE	Atlanta, GA	A digital sports photography business
	MMA Junkie	St. Petersburg, FL	Independent sports information web site
2012	Fantasy Sports Ventures/Big Lead Sports	New York, NY	Independent digital sports property
	Quickish	Bethesda, MD	Aggregator that offers a summary and a link for sports stories
2013	10Best, Inc.	Greenville, SC	Travel advice services for travelers in the U.S. and internationally
	Tripology	McLean, VA	Offers an interactive travel referral service
2015	Texas-New Mexico Newspapers Partnership	Texas, New Mexico, Pennsylvania	Media company publishing daily and weekly newspapers
	Romanes Media Group	Scotland, Berkshire, Northern Ireland	Media company publishing daily and weekly newspapers

Dispositions 2011-2015

Year	Name	Location	Publication times or business
2014	Schedule Star	Wheeling, WY	High school athletic management and scheduling software

QUARTERLY STATEMENTS OF INCOME (Unaudited)

In thousands of dollars, except per share amounts
Fiscal year ended Dec. 27, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$717,360	$727,072	$701,236	$739,344	$2,885,012
Operating income	$29,811	$48,994	$52,113	$38,513	$169,431
Net income	$33,247	$53,327	$39,166	$20,351	$146,091
Per share computations
Net income per share—basic	$0.29	$0.46	$0.34	$0.18	1.27
Net income per share—diluted	$0.29	$0.46	$0.33	$0.17	1.25
Dividends per share	$—	$—	$0.16	$0.16	$0.32
Weighted average number of shares outstanding
basic	114,959	114,959	115,186	115,555	115,165
diluted	114,959	114,959	118,168	118,694	116,695

Fiscal year ended Dec. 28, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$789,133	$796,522	$767,291	$818,932	$3,171,878
Operating income	$48,805	$67,318	$66,195	$80,013	$262,331
Net income	$41,179	$52,109	$50,557	$66,860	$210,705
Per share computations
Net income per share—basic	$0.36	$0.45	$0.44	$0.58	$1.83
Net income per share—diluted	$0.36	$0.45	$0.44	$0.58	$1.83
Dividends per share	$—	$—	$—	$—	$—
Weighted average number of shares outstanding
basic	114,959	114,959	114,959	114,959	114,959
diluted	114,959	114,959	114,959	114,959	114,959

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of Dec. 27, 2015.
Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of RMG and TNP, which are included in the 2015 consolidated financial statements of Gannett Co., Inc. On May 26, 2015 and June 1, 2015, we completed our acquisitions of RMG and TNP, respectively. In connection with these, we began consolidating results of RMG and TNP, which represented approximately 1% of our total assets at Dec. 27, 2015, and 2% of total revenue for the year ended Dec. 27, 2015. Due to the timing of these acquisitions and as permitted by SEC guidance, management excluded RMG and TNP from its Dec. 27, 2015 assessment of internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of Dec. 27, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended Dec. 27, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gannett Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Texas-New Mexico Partnership and Romanes Media Group, which are included in the 2015 consolidated and combined financial statements of Gannett Co., Inc. and constituted 1% of total assets as of December 27, 2015 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of Gannett Co., Inc. also did not include an evaluation of the internal control over financial reporting of Texas-New Mexico Partnership and Romanes Media Group.

In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined balance sheets of Gannett Co., Inc. as of December 27, 2015 and December 28, 2014, and the related consolidated and combined statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 27, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2016

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information captioned “The Nominees,” “Audit Committee,” and “Nominating and Public Responsibility Committee” under the heading “PROPOSAL 1 –ELECTION OF DIRECTORS” and the information under the headings “ETHICS POLICY” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our 2016 proxy statement is incorporated herein by reference.

The following sets forth information regarding our executive officers as of the date of this Form 10-K.

Daniel Bernard
Senior Vice President and Chief Product Officer (December 2015-present). Formerly: Head of Product of Time, Inc. (2013-2015); Chief Product Officer of The Wall Street Journal Digital Network (2008-2013). Age 47.

Robert J. Dickey
President and Chief Executive Officer (June 2015-present). Formerly, prior to the separation: President, U.S. Community Publishing (February 2008-2015); Senior Group President, Gannett’s Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008). Age 58

Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer (June 2015-present). Formerly: Senior Vice President, Chief Financial Officer and Treasurer of A.H. Belo Corporation (2008-2014). Age 45.

David Harmon
Chief People Officer (July 2015-present). Formerly: Deputy Director and Chief Human Capital Officer of Federal Reserve Board (2012-2015); and Executive Vice President, Human Resources of AOL Inc. (2007-2011). Age 48.

Jamshid Khazenie
Chief Technology Officer (July 2015-present). Formerly, prior to the separation: Vice President, Digital Technology and Operations (2014-2015); Vice President, Digital Media Technologies of Turner Broadcasting Systems (2011-2014). Age 53.

Joanne Lipman
Senior Vice President and Chief Content Officer (December 2015-present). Formerly: Principal of Surrey Lane Media (2010-2015); Founding Editor-in-Chief of Conde Nast Portfolio Magazine (2005-2009). Age 54.

Maribel Perez Wadsworth
Senior Vice President and Chief Strategy Officer (June 2015-present). Formerly, prior to the separation: Vice President, Strategic Initiatives, U.S. Community Publishing (2014-2015); Vice President, Audience Development and Engagement, U.S. Community Publishing (2012-2014). Age 43.

Henry Faure Walker
Chief Executive Officer of Newsquest Media Group (April 2014-present). Formerly: Digital Director of Johnston Press plc (2010-2014); General Manager of Scotsman Publications Ltd. (2006-2010). Age 43.

Barbara Wall
Senior Vice President and Chief Legal Officer (June 2015-present). Formerly, prior to the separation: Vice President, Senior Associate General Counsel and Chief Ethics Officer (2009-2015). Age 61.

Andy Yost
Chief Marketing Officer (June 2015-present). Formerly, prior to the separation: Senior Vice President, Consumer Marketing (2014-2015); Senior Vice President, Marketing and Customer Relationship Management of Viacom Media Networks (2010-2014). Age 50.

John Zidich
President of Domestic Publishing (June 2015-present). Formerly, prior to the separation: Chief Executive of Republic Media and Publisher of The Arizona Republic (2010-2015); President and Publisher of Reno (Nev.) Gazette-Journal (2000-2001). Age 61.

ITEM 11. EXECUTIVE COMPENSATION
The information under the headings “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END” AND “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; RELATED TRANSACTIONS” in our 2016 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information captioned “EQUITY COMPENSATION PLAN INFORMATION” and “SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS” in our 2016 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information captioned “Director Independence” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS” and the information under the headings “SEPARATION OF THE COMPANY FROM TEGNA INC.” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; RELATED TRANSACTIONS” in our 2016 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading “REPORT OF THE AUDIT COMMITTEE” in our 2016 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 34.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated and combined financial statements or related notes.
(3)Exhibits.
See Exhibit Index on pages 70-72 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 25, 2016	GANNETT CO., INC. (Registrant)

	By:	/s/ Alison K. Engel
Alison K. Engel,
Senior Vice President, Chief
Financial Officer and Treasurer(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 25, 2016	/s/ Robert J. Dickey
Robert J. Dickey
President and Chief Executive
Officer (principal executive officer)
Dated: February 25, 2016	/s/ Alison K. Engel
Alison K. Engel,
Senior Vice President, Chief
Financial Officer and Treasurer(principal financial officer)
Dated: February 25, 2016	/s/ Lori C. Locke
Lori C. Locke
Controller
(principal accounting officer)

Dated: February 25, 2016	/s/ John E. Cody
John E. Cody, Director
Dated: February 25, 2016	/s/ Stephen W. Coll
Stephen W. Coll, Director
Dated: February 25, 2016	/s/ Robert J. Dickey
Robert J. Dickey, Director
Dated: February 25, 2016	/s/ Donald E. Felsinger
Donald E. Felsinger, Director
Dated: February 25, 2016	/s/ Lila Ibrahim
Lila Ibrahim, Director
Dated: February 25, 2016	/s/ Lawrence S. Kramer
Lawrence S. Kramer, Director
Dated: February 25, 2016	/s/ John Jeffry Louis
John Jeffry Louis
Director, Chairman
Dated: February 25, 2016	/s/ Tony A. Prophet
Tony A. Prophet, Director
Dated: February 25, 2016	/s/ Debra A. Sandler
Debra A. Sandler, Director
Dated: February 25, 2016	/s/ Chloe R. Sladden
Chloe R. Sladden, Director

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Separation and Distribution Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.

2-2	Agreement and Plan of Merger among Gannett Co., Inc., Jupiter Merger Sub, Inc. and Journal Media Group, Inc. dated as of October 7, 2015.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on October 8, 2015.

3-1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.

3-2	Amended and Restated Bylaws of the Company, effective February 23, 2016.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on February 24, 2016.

10-1	Transition Services Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-2	Tax Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-3	Employee Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company.*	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.

10-4
Credit Agreement among the Company, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Bank, N.A. and U.S. Bank, National Association, as Co-Syndication Agents, dated as of June 29, 2015.
Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-5	Security Agreement, made by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015.	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-6	Trademark Security Agreement, dated as of June 29, 2015, by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-7	Guarantee Agreement made by the Subsidiary Guarantors listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015.	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-8	2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-9	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-10	2015 Supplemental Retirement Plan.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-11	Supplemental Executive Medical Plan.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-12	Supplemental Executive Medical Plan for Retired Executives.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-13	2015 Key Executive Life Insurance Plan.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-14	2015 Key Executive Life Insurance Plan Participation Agreement.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-15	2015 Transitional Compensation Plan.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-16	Gannett Leadership Team Transition Severance Plan.*	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-17	2015 Omnibus Incentive Compensation Plan.*	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.

10-18	Letter Agreement with Robert J. Dickey.*	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.

10-19	Letter Agreement with Alison K. Engel.*	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.

10-20	Letter Agreement with John M. Zidich.*	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.

10-21	Employment and Separation Agreement with David A. Payne.*	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.

10-22	Termination Benefits Agreement with Lawrence S. Kramer.*	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.

10-23	Agreement and Release with Lawrence S. Kramer.*	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.

10-24	Form of Mortgage.	Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.

10-25	Form of Deed of Trust.	Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.

10-26	Schedule of Mortgages or Deeds of Trust Granted by Gannett Subsidiaries.	Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.

10-27	First Amendment to the Credit Agreement.	Attached.

10-28	Form of Director RSU Award Agreement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.

10-29	Form of Executive Officer RSU Award Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.

10-30	2015 Change in Control Severance Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.

10-31	Executive Severance Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.

10-32	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.

10-33	Gannett Co., Inc. Clawback Policy, effective December 9, 2015.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.

10-34	Form of Executive Officer Restricted Stock Unit Award Agreement.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.

10-35	Form of Executive Officer Performance Share Unit Award Agreement.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.

10-36	Employment Contract between Newsquest Media Group Limited and Henry Faure Walker.*	Attached.

10-37	Summary of Non-employee Director Compensation.*	Attached.

10-38	Form of RSU Award Agreement for U.K. Employees.	Attached.

10-39	Notification of the Termination of the TCP Effective December 2016.	Attached.

21.1	List of subsidiaries.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31-1	Rule 13a-14(a) Certification of CEO.	Attached.

31-2	Rule 13a-14(a) Certification of CFO.	Attached.

32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.

101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 27, 2015, formatted in XBRL includes: (i) Consolidated and Combined Balance Sheets at December 27, 2015 and December 28, 2014, (ii) Consolidated and Combined Statements of Income for the 2015, 2014 and 2013 fiscal years, (iii) Consolidated and Combined Statements of Comprehensive Income for the 2015, 2014 and 2013 fiscal years, (iv) Consolidated and Combined Cash Flow Statements for the 2015, 2014 and 2013 fiscal years; (v) Consolidated and Combined Statements of Equity for the 2015, 2014 and 2013 fiscal years; and (vi) the
Notes to Consolidated and Combined Financial Statements.
Attached.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of our total consolidated assets.

*	Asterisks identify management contracts and compensatory plans or arrangements.