Form 10-Q
period 2016-03-27
Gannett Co., Inc.
filed 2016-05-04
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 29, 2016, the total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 116,528,096.

INDEX TO GANNETT CO., INC.
Q1 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands

	Mar. 27, 2016	Dec. 27, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$190,872	$196,696
Accounts receivable, less allowance for doubtful accounts of $8,615 and $8,836, respectively	285,102	330,473
Other receivables	27,350	36,114
Inventories	28,619	25,777
Assets held for sale	9,741	12,288
Prepaid expenses and other current assets	35,257	28,188
Total current assets	576,941	629,536
Property, plant and equipment, at cost less accumulated depreciation of $1,629,024 and $1,645,984, respectively	878,863	896,585
Goodwill	567,550	575,685
Intangible assets, net	56,996	59,713
Deferred income taxes	191,339	201,991
Investments and other assets	60,969	64,289
Total assets	$2,332,658	$2,427,799

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$327,965	$393,026
Dividends payable	18,639	18,501
Deferred income	89,062	78,967
Total current liabilities	435,666	490,494
Income taxes	21,015	22,221
Postretirement medical and life insurance liabilities	86,307	87,594
Pension liabilities	549,781	612,443
Other noncurrent liabilities	157,595	156,471
Total liabilities	1,250,364	1,369,223
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 116,492,424 and 115,668,957 shares issued and outstanding, respectively	1,165	1,156
Additional paid-in capital	1,715,172	1,708,291
Retained earnings	35,207	22,553
Accumulated other comprehensive loss	(669,250)	(673,424)
Total equity	1,082,294	1,058,576
Total liabilities and equity	$2,332,658	$2,427,799
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Three months ended
	Mar. 27, 2016	Mar. 29, 2015

Operating revenues:
Advertising	$351,221	$397,266
Circulation	262,703	271,258
Other	45,444	48,836
Total operating revenues	659,368	717,360

Operating Expenses:
Cost of sales and operating expenses	419,763	479,844
Selling, general and administrative expenses	166,325	178,329
Depreciation	23,959	24,428
Amortization	1,318	3,399
Facility consolidation and asset impairment charges	544	1,549
Total operating expenses	611,909	687,549
Operating income	47,459	29,811

Non-operating income:
Equity income in unconsolidated investees, net	1,141	6,307
Other non-operating items, net	(4,223)	(1,458)
Total non-operating income (expense)	(3,082)	4,849

Income before income taxes	44,377	34,660
Provision for income taxes	13,085	1,413
Net income	$31,292	$33,247

Earnings per share – basic	$0.27	$0.29
Earnings per share – diluted	$0.26	$0.29
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Three months ended
	Mar. 27, 2016	Mar. 29, 2015

Net income	$31,292	$33,247
Other comprehensive income, before tax:
Foreign currency translation adjustments	(23,049)	(20,493)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	394	(723)
Amortization of actuarial loss	15,412	14,220
Other	21,308	18,539
Pension and other postretirement benefit items	37,114	32,036
Other comprehensive income, before tax	14,065	11,543
Income tax effect related to components of other comprehensive income	(9,891)	(8,524)
Other comprehensive income, net of tax	4,174	3,019
Comprehensive income	$35,466	$36,266
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Three months ended
	Mar. 27, 2016	Mar. 29, 2015

Cash flows from operating activities:
Net income	$31,292	$33,247
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	25,277	27,827
Facility consolidation and asset impairment charges	544	1,549
Pension and other postretirement expenses, net of contributions	(35,953)	(7,682)
Equity income in unconsolidated investees, net	(1,141)	(6,307)
Stock-based compensation	5,145	4,644
Change in accounts receivable	42,513	54,508
Change in accounts payable and accrued liabilities	(66,247)	(24,966)
Change in other assets and liabilities, net	12,606	(5,067)
Net cash flow from operating activities	14,036	77,753
Cash flows from investing activities:
Capital expenditures	(10,153)	(6,658)
Payments for investments	(3,111)	(2,000)
Proceeds from investments	—	7,883
Proceeds from sale of certain assets	3,616	5,655
Net cash flow from (used for) investing activities	(9,648)	4,880
Cash flows from financing activities:
Dividends paid	(18,501)	—
Deferred payments for acquisitions	—	(1,218)
Proceeds from issuance of common stock upon settlement of stock awards	8,943	—
Transactions with former parent, net	—	(79,429)
Net cash flow used for financing activities	(9,558)	(80,647)
Effect of currency exchange rate change on cash	(654)	(393)
Increase (decrease) in cash and cash equivalents	(5,824)	1,593
Balance of cash and cash equivalents at beginning of period	196,696	71,947
Balance of cash and cash equivalents at end of period	$190,872	$73,540

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$3,873	$—
Cash paid for interest	$1,551	$—
Non-cash investing and financing activities:
Accrued capital expenditures	$2,714	$2,018
Dividends payable	$18,639	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1 — Basis of presentation and summary of significant accounting policies
Description of business: Gannett Co., Inc. (“Gannett,” “our,” “us” and “we”) is a leading international, multi-platform news and information company that delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. As of March 27, 2016, our operations comprise 112 daily publications and related digital platforms in the U.S. and the U.K., more than 400 non-daily local publications in the U.S. and more than 150 such titles in the U.K. Our 93 U.S. daily publications include USA TODAY.

Separation from former parent: On June 29, 2015, the separation of Gannett from our former parent, TEGNA, Inc., was completed pursuant to a Separation and Distribution Agreement (the “Separation Agreement”) dated June 26, 2015. On the distribution date of June 29, 2015, our former parent completed the pro rata distribution to its stockholders of 98.5% of the outstanding shares of Gannett common stock (also referred to herein as the “spin-off” or “separation”), and Gannett common stock began trading “regular way” on the New York Stock Exchange. Each holder of our former parent’s common stock received one share of Gannett common stock for every two shares of our former parent’s common stock held on June 22, 2015, the record date for the distribution. Following the distribution, our former parent owns 1.5% of Gannett’s outstanding common stock and our former parent will continue to own our shares for a period of time not to exceed five years after the distribution. Our former parent structured the distribution to be tax free to its U.S. stockholders for U.S. federal income tax purposes.

Basis of presentation: Our accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions for Form 10-Q and, therefore, do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the combined financial statements and combined notes thereto included in our annual report on Form 10-K for fiscal year 2015 (“2015 Annual Report on Form 10-K”). In our opinion, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All intercompany accounts have been eliminated in consolidation.

Prior to the spin-off, we did not prepare separate financial statements. The accompanying unaudited condensed consolidated and combined financial statements for periods prior to the spin-off were derived from the condensed consolidated financial statements and accounting records of our former parent and present our combined financial position, results of operations and cash flows as of and for the periods presented as if we were a separate entity.

Through the date of the spin-off, in preparing these unaudited condensed consolidated and combined financial statements, management has made certain assumptions or implemented methodologies to allocate various expenses from our former parent to us and from us back to our former parent in the form of cost recoveries. These allocations represent services provided between the two entities and are more fully detailed in Note 13 — Relationship with our former parent. All such costs and expenses are assumed to be settled with our former parent through “Former parent’s investment, net” in the period in which the costs were incurred. Current income taxes are also assumed to be settled with our former parent through “Former parent’s investment, net” and settlement is deemed to occur in the year following recognition in the current income tax provision. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone entity during the periods presented.

Subsequent to the spin-off, our financial statements are presented on a consolidated basis as we became a separate consolidated entity.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated and combined financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of such financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

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

Critical estimates in valuing certain identifiable assets include but are not limited to expected long-term revenues, future expected operating expenses, cost of capital and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Revenue recognition: Our revenues include amounts charged to customers for space purchased in our newspapers, digital ads placed on our digital platforms, advertising and marketing service fees, online subscription, advertising products and commercial printing.

•
Revenues also include circulation revenues for newspapers, both print and digital, purchased by readers or distributors, reduced by the amount of any discounts taken. Circulation revenues, including online subscriptions, are recognized when purchased newspapers are distributed or made available on our digital platforms.

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

Recent accounting standards: In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015. We have adopted the provisions of ASU 2015-05 and the impact was not material to our consolidated financial results.

In July 2015, the FASB delayed the effective date for ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. We are required to adopt the standard in the first quarter of 2018 and retroactively apply it to our 2016 and 2017 financial results at the time of adoption. Under the new rules, we are permitted to adopt the new standard in 2017. We can also choose to apply the standard using either the full retrospective approach or a modified retrospective approach, which recognizes a cumulative catch up adjustment to the opening balance of retained earnings. We have not yet selected a transition method and we are currently evaluating the effect that the updated guidance will have on our consolidated financial results and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (“Topic 330”): “Simplifying the Measurement of Inventory,” which requires entities using the first-in, first-out (“FIFO”) inventory costing method to subsequently value inventory at the lower of cost and net realizable value. Topic 330 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Topic 330 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of Topic 330 and assessing the impact on our consolidated financial results.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (“Topic 805”): “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under Topic 805, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We have adopted the provisions of Topic 805 and the impact was not material to our consolidated financial results.

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the provisions of Topic 842 and assessing the impact on our consolidated financial results.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2016-09 and assessing the impact on our consolidated financial results.
NOTE 2 — Acquisitions and dispositions
Texas-New Mexico Partnership: On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the Texas-New Mexico Partnership (“TNP”) that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”), valued at $34.4 million, additional cash consideration, net of cash acquired, of $5.2 million, and $1.9 million in deferred consideration. As a result, we own 100% of TNP and no longer have any ownership interest or continuing involvement in CNP. Through the transaction, we acquired news organizations in Texas (El Paso Times), New Mexico (Alamogordo Daily News; Carlsbad Current-Argus; The Daily Times in Farmington; Deming Headlight; Las Cruces Sun-News; and Silver City Sun-News) and Pennsylvania (Chambersburg Public Opinion; Hanover Evening Sun; Lebanon Daily News; and The York Daily Record).

The purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. The allocation of the purchase price is based upon management’s preliminary estimates as the pre-acquisition partnership tax returns have not been finalized. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Current assets	$12,310
Property, plant and equipment	20,792
Intangible assets	28,440
Goodwill	30,118
Total assets acquired	91,660
Current liabilities	10,860
Noncurrent liabilities	13,746
Total liabilities assumed	24,606
Net assets acquired	$67,054

On the acquisition date, the fair value of our 40.6% interest in TNP was $26.6 million and the fair value of our 19.5% interest in the California Newspapers Partnership (“CNP”) was $34.4 million. The pre-acquisition carrying value of TNP and CNP was $39.2 million. We recognized a $21.8 million pre-tax non-cash gain on the transaction in the second quarter of 2015.

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

In second quarter of 2015, we had an Early Retirement Opportunity Program (“EROP”) for our USA TODAY employees. Since its announcement, we have recorded severance-related expenses of $7.8 million in accordance with Accounting Standards Codification (“ASC”) Topic 712. Related to this action, there was no expense recorded in 2016 and there was no expense recorded for the three months ended March 29, 2015.

In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. Since its announcement, we have recorded severance-related expenses of $35.4 million in accordance with ASC Topic 712. Related to this action, there was $1.1 million of additional expense recorded in 2016 and there was no expense recorded for the three months ended March 29, 2015.

We also had other employee termination actions associated with our facility consolidation and other cost efficiency efforts, including various one-time termination actions and terminations related to an ongoing severance plan. We recorded severance-related expenses of $2.6 million and $11.9 million for the three months ended March 27, 2016 and March 29, 2015, respectively, related to these actions.

We recorded $3.0 million in costs of sales and operating expenses and $0.7 million in selling, general and administrative expenses during the three months ended March 27, 2016 related to our employee termination actions. We recorded $9.6 million in costs of sales and operating expenses and $2.3 million in selling, general and administrative expenses during the three months ended March 29, 2015, respectively, related to such actions.

A summary of our liabilities related to employee termination actions is as follows:

In thousands	USA Today 2015 EROP	August 2015 EROP	Various One-Time Actions	Ongoing Severance Plan
Balance at Dec. 27, 2015	$3,337	$28,393	$9,818	$4,035
Expense	—	1,079	2,430	188
Payments	(1,496)	(10,881)	(4,397)	(693)
Adjustments	(692)	622	(1,798)	—
Balance at Mar. 27, 2016	$1,149	$19,213	$6,053	$3,530

Facility consolidation and impairment charges: We evaluated and revised the carrying values and useful lives of property, plant and equipment at certain sites to reflect the use of those assets over a shortened period because of facility consolidation efforts. Certain assets classified as held-for-sale according to ASC Topic 360 resulted in us recognizing non-cash charges in both 2016 and 2015 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets. We recorded pre-tax charges for facility consolidations and asset impairments of $0.5 million and $1.5 million for the three months ended March 27, 2016 and March 29, 2015, respectively.

NOTE 4 — Goodwill and other intangible assets

The following table displays information on our goodwill, indefinite-lived intangible assets and amortizable intangible assets:

In thousands	Mar. 27, 2016		Dec. 27, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$567,550	$—	$575,685	$—
Indefinite-lived intangibles:
Mastheads and trade names	30,716	—	31,521	—
Amortizable intangible assets:
Customer relationships	68,011	(41,731)	68,005	(39,813)
Other	11,982	(11,982)	11,478	(11,478)

Customer relationships include subscriber lists and advertiser relationships and are amortized on a straight-line basis over their useful lives. Other intangibles are primarily amortizable trade names and are amortized on a straight-line basis over their useful lives.

The following table summarizes the changes in our net goodwill balance through March 27, 2016:

In thousands
Balance at Dec. 27, 2015:
Goodwill	$7,297,752
Accumulated impairment losses	(6,722,067)
Net balance at Dec. 27, 2015	575,685
Activity during the period:
Acquisitions and adjustments (see Note 2)	1,868
Foreign currency exchange rate changes	(10,003)
Total	(8,135)
Balance at Mar. 27, 2016:
Goodwill	7,176,814
Accumulated impairment losses	(6,609,264)
Net balance at Mar. 27, 2016	$567,550

NOTE 5 — Revolving credit facility
On June 29, 2015, we entered into a new five-year secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500 million (“Credit Facility”). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (“LIBOR loan”) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (“ABR loan”). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%.
Customary fees are payable related to the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, payable quarterly in arrears, based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property and pledges of the capital stock of each subsidiary guarantor.
Under the Credit Facility, we are obligated to not permit our consolidated interest coverage ratio to be less than 3.00:1.00 and our total leverage ratio to exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four fiscal quarters. We were in compliance with these financial covenants as of March 27, 2016.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions described in the Credit Facility, to: (i) permit certain liens on current or future assets; (ii) enter into certain corporate transactions; (iii) incur additional indebtedness; (iv) make certain payments or declare certain dividends or distributions; (v) dispose of certain property; (vi) make certain investments; (vii) prepay or amend the terms of other indebtedness; or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of March 27, 2016.
As of March 27, 2016, we had no outstanding borrowings under the Credit Facility. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. As of March 27, 2016, we had $15.4 million of letters of credit outstanding and $484.6 million of availability remaining.
NOTE 6 — Retirement plans
Defined benefit retirement plans: We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our principal retirement plan is the Gannett Retirement Plan (“GRP”). The tables below disclose the assets and obligations of the GRP, the Gannett 2015 Supplemental Retirement Plan (“SERP”), the Newsquest Pension Scheme in the U.K. (“Newsquest Plan”) and the Newspaper Guild of Detroit Pension Plan. We use a December 31 measurement date convention for our retirement plans.

The funded status (on a projected benefit obligation basis) of our plans and our allocated portions of former parent-sponsored retirement plans at December 27, 2015 is as follows:

In thousands
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$1,755,432	$2,015,000	$(259,568)
SERP (a)	—	123,624	(123,624)
Newsquest Plan	714,010	946,329	(232,319)
Newspaper Guild of Detroit Pension Plan	89,185	99,842	(10,657)
Total	$2,558,627	$3,184,795	$(626,168)
(a) The SERP is an unfunded, unsecured liability.

Our retirement plan costs include costs for all of our qualified plans and our allocated portions of former parent-sponsored qualified and non-qualified plans and are presented in the following table:

In thousands	Three months ended
	Mar. 27, 2016	Mar. 29, 2015(a)
Service cost-benefits earned during the period	$901	$1,101
Interest cost on benefit obligation	32,431	32,675
Expected return on plan assets	(46,480)	(48,572)
Amortization of prior service cost	1,644	1,734
Amortization of actuarial loss	15,162	13,827
Expense (credit) for retirement plans	$3,658	$765
(a) A portion of our current and former employees also participated in pension plans sponsored by our former parent. Retirement benefits obligations and assets pursuant to the former parent-sponsored retirement plans related to our current and former employees were transferred to us at the separation date and, accordingly, were allocated to us in our unaudited condensed combined financial statements for all periods prior to the spin-off. This allocation was done by determining the projected benefit obligation of participants for which the liability was transferred. Subsequent to the spin-off, no further costs were allocated to us.

Beginning in 2016, in addition to any other contributions that may be required, we will make contributions of $25 million in each of the next five fiscal years ending in 2020 and $15 million in 2021 for the GRP. In March 2016, we made our 2016 $25 million contribution to the GRP.

During the three months ended March 27, 2016, we contributed $8.4 million (£5.9 million) to the Newsquest Plan. We expect to contribute approximately £5.7 million to the Newsquest Plan throughout the remainder of 2016.

Defined contribution plans: Our U.S. employees participate in Gannett qualified 401(k) savings plans, permitting eligible employees to make voluntary contributions on a pre-tax basis up to 50% of compensation subject to certain limits. Substantially all of our employees (other than those covered by certain collective bargaining agreements) scheduled to work at least 1,000 hours during each year of employment are eligible to participate. The plans allow participants to invest their savings in various investments. For most participants, the plan’s matching formula is 100% of the first 5% of employee contributions. The employer match obligation is settled by buying our stock in the open market and depositing it in the participants’ accounts.

Amounts charged to expense for employer contributions to the 401(k) savings plans totaled $7.4 million and $7.8 million in the three months ended March 27, 2016 and March 29, 2015, respectively. These amounts are recorded in “Cost of sales and operating expenses” and “Selling, general and administrative expenses,” as appropriate, in the Unaudited Condensed Consolidated and Combined Statements of Income.
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

Our postretirement benefit costs and our allocated portions of former parent-sponsored postretirement plans for health care and life insurance are presented in the following table:

In thousands	Three months ended
	Mar. 27, 2016	Mar. 29, 2015
Service cost-benefits earned during the period	$63	$98
Interest cost on net benefit obligation	987	983
Amortization of prior service credit	(1,250)	(2,457)
Amortization of actuarial loss	250	393
Net periodic postretirement benefit credit	$50	$(983)

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
NOTE 8 — Income taxes
Our reported effective income tax rate on pre-tax income was 29.5% for the three months ended March 27, 2016, compared to 4.1% for the three months ended March 29, 2015. The tax rate for the three months ended March 27, 2016 was higher than the comparable rate in 2015 due to a one-time tax benefit from a change in accounting method filed with the IRS to amortize previously non-deductible intangible assets during 2015 and interest expense disallowance in the U.K. in 2016.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $10.5 million as of March 27, 2016 and $11.3 million at December 27, 2015. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $3.4 million as of both March 27, 2016 and December 27, 2015.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $1.7 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

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
NOTE 9 — Supplemental equity information
The following table summarizes equity account activity for the three months ended March 27, 2016 and March 29, 2015:

In thousands
Balance at Dec. 27, 2015	$1,058,576
Comprehensive income:
Net income	31,292
Other comprehensive income	4,174
Total comprehensive income	35,466
Dividends declared	(18,639)
Stock-based compensation	5,145
Other activity	1,746
Balance at Mar. 27, 2016	$1,082,294

Balance at Dec. 28, 2014	$937,472
Comprehensive income:
Net income	33,247
Other comprehensive income	3,019
Total comprehensive income	36,266
Transactions with our former parent, net	(74,783)
Balance at Mar. 29, 2015	$898,955
The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at Dec. 27, 2015	$(1,058,234)	$384,810	$(673,424)
Other comprehensive income (loss) before reclassifications	17,047	(23,049)	(6,002)
Amounts reclassified from accumulated other comprehensive loss	10,176	—	10,176
Other comprehensive income (loss)	27,223	(23,049)	4,174
Balance at Mar. 27, 2016	$(1,031,011)	$361,761	$(669,250)

Balance at Dec. 28, 2014	$(1,082,312)	$404,200	$(678,112)
Other comprehensive income (loss) before reclassifications	14,831	(20,493)	(5,662)
Amounts reclassified from accumulated other comprehensive loss	8,681	—	8,681
Other comprehensive income (loss)	23,512	(20,493)	3,019
Balance at Mar. 29, 2015	$(1,058,800)	$383,707	$(675,093)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs (for more detail, see Note 6 — Retirement plans and Note 7 — Postretirement benefits other than pension). Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended
	Mar. 27, 2016	Mar. 29, 2015
Amortization of prior service credit, net	$394	$(723)
Amortization of actuarial loss	15,412	14,220
Total reclassifications, before tax	15,806	13,497
Income tax effect	(5,630)	(4,816)
Total reclassifications, net of tax	$10,176	$8,681
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

As of March 27, 2016 and December 27, 2015, assets held at fair value measured on a recurring basis primarily consist of pension plan assets.

We also have certain assets that require fair value measurement on a non-recurring basis. Our assets that are measured on a nonrecurring basis are assets held for sale, which are classified as Level 3 assets, that are evaluated by using executed purchase agreements or third party valuation experts when certain circumstances arise. Assets held for sale total $9.7 million as of March 27, 2016 and $12.3 million as of December 27, 2015.
NOTE 11 — Commitments, contingencies and other matters
Telephone Consumer Protection Act (“TCPA”) litigation: On January 2, 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the TCPA arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs seek to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settlements in principle with each of the named plaintiffs. The settlements are reflected net of insurance recoveries in our financial statements as of March 27, 2016 and were not material to our results of operations, financial position and cash flows.

Environmental contingency: In March 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. EPA that it had been identified as a potentially responsible party (“PRP”) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. The U.S. EPA has approved the work plan for the investigation and remediation, and has transferred responsibility for oversight of this work to the Alabama Department of Environmental Management. The investigation and remediation are underway. In the third quarter of 2015, the Advertiser and other members of the Downtown Environmental Alliance also reached a settlement with the U.S. EPA regarding the costs that the U.S. EPA spent to investigate the site. The Advertiser’s final costs cannot be determined until the cleanup work is completed and contributions from other PRPs are finalized.

Other litigation: We are defendants in judicial and administrative proceedings involving matters incidental to our business. While the ultimate results of these proceedings cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on our consolidated results of operations, financial position or cash flows.

NOTE 12 — Earnings per share
Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of shares under equity-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.

On June 29, 2015, our former parent distributed 98.5% of our total shares outstanding and retained the remaining 1.5%. The total number of shares outstanding at that date, which was approximately 115 million, was used for the calculation of both basic and diluted earnings per share for the three months ended March 29, 2015.

Our board of directors previously announced a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on a number of factors, including share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. As of March 27, 2016, no shares have been repurchased under this program.

For the three months ended March 27, 2016 and March 29, 2015, basic and diluted earnings per share were as follows:

In thousands, except per share data	Three months ended
	Mar. 27, 2016	Mar. 29, 2015
Net income	$31,292	$33,247

Weighted average number of shares outstanding - basic	116,311	114,959
Effect of dilutive securities
Restricted stock units	1,224	—
Performance share units	860	—
Stock options	261	—
Weighted average number of shares outstanding - diluted	118,656	114,959

Earnings per share - basic	$0.27	$0.29
Earnings per share - diluted	$0.26	$0.29

The impact of antidilutive equity awards that were excluded from the computation of diluted earnings per share for the three months ended March 27, 2016 was not material.

On February 23, 2016, we declared a dividend of $0.16 per share that was paid on April 1, 2016 to shareholders of record as of the close of business on March 11, 2016.

NOTE 13 — Relationship with our former parent
Subsequent to the spin-off

Transition services agreement: In connection with the spin-off, we entered into a transition services agreement with our former parent, pursuant to which we and our former parent will provide to each other certain specified services on a transitional basis, including various information technology, financial and administrative services. The charges for the transition services generally are expected to allow the providing entity to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service plus, in some cases, the allocated indirect costs of providing the services, generally without profit. Subsequent to separation, we provided certain IT, payroll and other services to our former parent in the amount of $2.7 million for the three months ended March 27, 2016. Our former parent provided certain services to us in the amount of $1.8 million for the three months ended March 27, 2016.

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

Employee matters agreement: In connection with the spin-off, we entered into an employee matters agreement with our former parent prior to the separation to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company. For more detail, see Note 6 — Retirement plans and Note 7 — Postretirement benefits other than pension.

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

Intercompany Transactions: All significant intercompany transactions between either (i) us and our former parent or (ii) us and our former parent’s affiliates have been included within the unaudited condensed combined financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded.

Centralized cash management: Prior to the spin-off, our former parent utilized a centralized approach to cash management and the financing of its operations, providing funds to its entities as needed. These transactions were recorded in “Former parent’s investment, net” when advanced and were reflected in the Unaudited Condensed Combined Statement of Cash Flows as financing activities. Accordingly, none of our former parent’s cash and cash equivalents were assigned to us in the unaudited condensed combined financial statements. “Cash and cash equivalents” prior to the spin-off represent cash held by us.

Support services provided and other amounts with our former parent and former parent’s affiliates: Prior to the spin-off, we received allocated charges from our former parent and its affiliates for certain corporate support services, which are recorded within “Selling, general and administrative expense” in our Unaudited Condensed Combined Statement of Income, net of cost recoveries reflecting services provided by us and allocated to our former parent. Management believes that the bases used for the allocations are reasonable and reflect the portion of such costs, net of cost recoveries, attributable to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company.

These allocated costs, net of cost recoveries, are summarized in the following table:

Three months ended
In thousands	Mar. 29, 2015
Corporate allocations (a)	$12,633
Occupancy (b)	1,415
Depreciation (c)	1,859
Other support costs (d)	3,658
Cost recoveries (e)	(2,651)
Total	$16,914

(a) The corporate allocations related to support we received from our former parent and its affiliates for certain corporate activities include: (i) corporate general and administrative expenses, (ii) marketing services, (iii) investor relations, (iv) legal, (v) human resources, (vi) internal audit, (vii) financial reporting, (viii) tax, (ix) treasury, (x) information technology, (xi) production services, (xii) travel services and (xiii) other former parent corporate and infrastructure costs. For these services, we recorded an allocation of a management fee based on actual costs incurred by our former parent and its affiliates. This was allocated to us based upon our revenue as a percentage of total former parent revenue in each fiscal period.

(b) Occupancy costs relate to certain facilities owned and/or leased by our former parent and its affiliates that were utilized by our employees and principally relate to shared corporate office space. These costs were charged to us primarily based on actual square footage utilized or our revenue as a percentage of total former parent revenue in each fiscal period. Occupancy costs include facility rent, repairs and maintenance, security and other occupancy-related costs incurred to manage the properties.

(c) Depreciation expense was allocated by our former parent and its affiliates for certain assets. These assets primarily relate to facilities and IT equipment that are utilized by our former parent and us to operate our businesses. These assets have not been included in our Unaudited Condensed Combined Balance Sheets. Depreciation expense was allocated primarily based on our revenue as a percentage of total former parent revenue or our utilization of these assets.

(d) Other support costs related to charges to us from our former parent and its affiliates include certain insurance costs and our allocated portions of share-based compensation costs and net periodic pension costs relating to the SERP for employees of our former parent. Such costs were allocated based on actual costs incurred or our revenue as a percentage of total former parent revenue.

(e) Cost recoveries reflect costs recovered from our former parent and its affiliates for functions provided by us, such as functions that serve our former parent’s digital and broadcasting platforms for content optimization and financial transaction processing at shared service centers. Such costs were primarily allocated based on our revenue as a percentage of total former parent revenue or based upon transactional volume in each fiscal year.

NOTE 14 — Subsequent events
Journal Media Group Acquisition: On April 8, 2016, we completed the acquisition of Journal Media Group, Inc. (“JMG”) for approximately $260 million, net of cash acquired. We financed the transaction by borrowing $250 million under our $500 million Credit Facility as well as with available cash.

JMG is a media company with print and digital publishing operations serving 15 U.S. markets in 9 states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis. The acquisition also enables the combined company to realize significant operating efficiencies.

It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the respective acquisition date and the issuance of this report.

Tribune Publishing Company Offer: On April 25, 2016, we publicly announced that we made an offer to acquire all of the outstanding shares of common stock of Tribune Publishing Company (“Tribune”) for $12.25 in cash per Tribune share in a transaction valued at approximately $815 million, including assumed debt. At the present time, we are not able to determine if or when this proposed acquisition will be consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated and combined financial statements and related notes. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q includes carve-out financial information for periods prior to the spin-off date. This carve-out information may not necessarily reflect what our financial condition, results of operations and cash flows would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described under Cautionary Statement Regarding Forward-Looking Statements and throughout this Quarterly Report, as well as the factors described in our 2015 Annual Report on Form 10-K, particularly under “Risk Factors.”
Overview

Gannett is a leading international, multi-platform news and information company that delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. We united our local and national media brands under the USA TODAY NETWORK, serving as the largest local to national media network in the U.S. As of March 27, 2016, the network is powered by an integrated and award-winning news organization with deep roots in 92 local communities, plus USA TODAY, more than 3,000 journalists and a combined reach of more than 100 million people monthly. There have been more than 22 million downloads of USA TODAY’s award-winning app on mobile devices and 3.7 million downloads of apps associated with our local publications. In addition, Newsquest is a digital leader in the U.K. where its network of web sites attracts nearly 24 million unique visitors monthly. With more than 100 markets in the U.S. and the U.K. as of March 27, 2016, Gannett is known for Pulitzer Prize-winning newsrooms, powerhouse brands such as USA TODAY and specialized media properties.
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
Certain Matters Affecting Current and Future Operating Results

The following items affect period-over-period comparisons from 2015 and will continue to affect period-over-period comparisons for future results:

•	Acquisition of Texas-New Mexico Newspaper Partnership (“TNP”) and Romanes Media Group (“RMG”) -

On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”) and additional cash consideration. As a result, we own 100% of TNP and no longer have any ownership interest in CNP. Our results reflect an increase in total revenues of $18.1 million in the first quarter of 2016 as a result of consolidating TNP and a decrease in “Equity income in unconsolidated investees, net” of $5.5 million.

On May 26, 2015, Newsquest acquired RMG, one of the leading regional media groups in the U.K. RMG publishes local newspapers in Scotland, Berkshire and Northern Ireland and its portfolio comprises one daily newspaper and 28 weekly newspapers and their associated websites. Our results reflect an increase in total revenues of $5.7 million in the first quarter of 2016 as a result of the acquisition.

•
Facility Consolidation and Asset Impairment Charges - We evaluated the carrying values of property, plant and equipment at certain sites because of facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. We recorded pre-tax charges for facility consolidations and asset impairments of $0.5 million and $1.5 million in the first quarter of 2016 and 2015, respectively.

•	Severance-related Expenses – We initiated various cost reducing actions that are severance-related.

In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. We recorded severance-related expenses of $1.1 million in the first quarter of 2016.

We also had other employee termination actions associated with our facility consolidation and other cost reduction efforts. We recorded severance-related expenses of $2.6 million and $11.9 million for the first quarter of 2016 and 2015, respectively.

•
New Digital Agreements – Beginning in the third quarter of 2015 and in conjunction with the execution of new agreements with businesses owned by our former parent following the separation (principally Cars.com and CareerBuilder), we began reporting wholesale fees associated with sales of certain third party digital advertising products and services on a net basis, as a reduction of the associated digital advertising revenues, rather than in operating expenses, in our Consolidated and Combined Statements of Income. There is no impact on operating income, operating cash flows, net income or earnings per share. For the first quarter of 2016, revenue comparisons to the same period in the prior year were negatively impacted by $14.6 million.

•
Foreign Currency – Our U.K. publishing operations are conducted through our Newsquest subsidiary. Our U.K. earnings are translated at the average British pound-to-U.S. dollar exchange rate. Therefore, a strengthening in that exchange rate will improve our U.K. revenue and earnings contributions to consolidated results. A weakening of that exchange rate (i.e., a stronger U.S. dollar) will have a negative impact. Results for the first quarter of 2016 were translated from the British pound to U.S. dollars at an average rate of 1.43 compared to 1.52 for the comparable period last year. This 6% decline in the exchange rate unfavorably impacted 2016 revenue comparisons by approximately $5.4 million.

Outlook for the remainder of 2016: We intend to continue to drive growth opportunities by capitalizing on our national brand equity to increase the integration of local and national content, enhance our position as a trusted provider of local news and information through expanded digital offerings and leverage our expertise to provide integrated solutions to advertisers. While we expect traditional advertising and circulation revenues to remain challenged due to market pressures, some of that decline will be offset by growth in digital marketing services and other digital revenues. We will continue to focus on operational excellence by maximizing the efficiency of our print, sales, administrative and distribution functions to reduce costs and increase profitability.

Selective acquisitions or dispositions, leveraging our revenue opportunities, digital innovations and expense discipline, will supplement our organic growth and leverage our economies of scale to drive strong operating results.

Subsequent to first quarter of 2016, on April 8, 2016 we completed the acquisition of Journal Media Group, Inc. (“JMG”) for approximately $260 million, net of cash acquired. JMG is a media company with print and digital publishing operations serving 15 U.S. markets in 9 states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis.

On April 25, 2016, we publicly announced that we made an offer to acquire all of the outstanding shares of common stock of Tribune Publishing Company (“Tribune”) for $12.25 in cash per Tribune share in a transaction valued at approximately $815 million, including assumed debt. At the present time, we are not able to determine if or when this proposed acquisition will be consummated.

Results of Operations
A summary of our results is presented below:

In thousands	Year-to-Date
	2016	2015	Change
Operating revenues:
Advertising	$351,221	$397,266	(12%)
Circulation	262,703	271,258	(3%)
Other	45,444	48,836	(7%)
Total operating revenues	659,368	717,360	(8%)
Operating expenses:
Operating expenses	586,088	658,173	(11%)
Depreciation	23,959	24,428	(2%)
Amortization	1,318	3,399	(61%)
Facility consolidation and asset impairment charges	544	1,549	(65%)
Total operating expenses	611,909	687,549	(11%)
Operating income	47,459	29,811	59%
Non-operating (expense) income, net	(3,082)	4,849	***
Provision for income taxes	13,085	1,413	***
Net income	$31,292	$33,247	(6%)
*** Indicates an absolute value percentage change greater than 100.
Operating revenues: We generate revenue through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified and national advertising across multiple platforms including print, online, mobile and tablet as well as niche publications. Circulation revenues are derived principally from distributing our publications on our digital platforms and from home delivery and single copy sales of our publications. Other revenues are derived mainly from commercial printing and distribution arrangements. In addition, we generate revenue by providing digital marketing products and services, ranging from search optimization to social media to website development.

Our operating revenues were $659.4 million in the first quarter of 2016, a decrease of 8% from $717.4 million in the same period last year, primarily driven by the continued softness in advertising revenues and declining trends in circulation revenue. Partially offsetting these declines were revenues associated with businesses acquired in the second quarter of 2015, TNP and RMG, of $23.8 million. Our revenues were generated principally from advertising and circulation sales. Advertising sales accounted for 53% of our total revenues for the first quarter of 2016. Circulation sales accounted for 40% of our total revenues for the first quarter of 2016.

Our results in our U.K. operations are translated from the British pound to U.S. dollar at the average exchange rate. This average rate declined 5% in the first quarter of 2016 compared to the same quarter last year and unfavorably impacted first quarter 2016 revenues by approximately $5.4 million.

Digital revenues, which are a component of advertising, circulation and other revenue, were $152.6 million in the first quarter of 2016 and $174.0 million in the same period in 2015. This decrease consists of $14.6 million related to the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis (as described in above) and $9.2 million related to the impact of the unfavorable affiliate agreement change with CareerBuilder, partially offset by the general trend of increasing digital revenue.

Advertising revenues: Advertising revenues for the first quarter of 2016 decreased $46.0 million or 12% compared to the first quarter of 2015, primarily due to lower advertising demand resulting from general trends in the publishing industry. Foreign currency rate fluctuations negatively affected advertising revenues by $3.6 million. The decrease is partially offset by the advertising revenues associated with the acquisitions of TNP and RMG of $15.5 million. Digital advertising revenues, which comprise retail, national and classified advertising, were $87.3 million in the first quarter of 2016 and $105.2 million in the first quarter of 2015, a 17% decrease year over year. The decrease consisted of $14.6 million related to the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis and $9.2 million related to the impact of the unfavorable affiliate agreement change with CareerBuilder, partially offset by the general trend of increasing digital revenues. Without the impact of these changes, digital advertising revenue would have increased 6% year over year.

Retail advertising revenues decreased by $12.4 million or 7% in the first quarter of 2016 compared to the first quarter of 2015. In the U.S., retail advertising revenues declined 7%, primarily due to lower advertising demand. In the U.K., retail advertising revenues remained relatively consistent in local currency but were adversely impacted by foreign currency rates resulting in a 6% decline.

Domestic national advertising revenues decreased by $0.9 million or 2% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower advertising sales in all markets.

Classified advertising revenues declined 23% in the U.S. and 11% in the U.K. in local currency in the first quarter of 2016 compared to the first quarter of 2015. Domestically, automotive advertising revenues decreased $13.1 million, of which $12.4 million is attributable to the reporting of the Cars.com agreement. Employment advertising revenues declined $12.6 million, of which $9.2 million is attributable to changes in the CareerBuilder agreement, and real estate advertising revenues declined $1.5 million. In the U.K., automotive, employment and real estate advertising revenues were lower as a result of general trends in the newspaper industry.

Circulation revenues: Total circulation revenues decreased 3% to $262.7 million in the first quarter of 2016 compared to the first quarter of 2015. This change was primarily driven by a reduction in volume that was consistent with general industry trends. Foreign currency rate fluctuations negatively affected circulation revenues by $1.4 million. Digital circulation revenues were $60.3 million in the first quarter of 2016 and $65.1 million in the first quarter of 2015, a 7% decrease year over year.

Other revenues: Commercial printing and other revenues declined slightly compared to the first quarter of 2015 and totaled $45.4 million. Other revenues accounted for approximately 7% of total revenues for the quarter.

Operating expenses: Payroll and benefits are the largest component of our operating expenses. Other significant operating expenses include production and distribution costs.

Operating expenses decreased 11% during the quarter to $611.9 million compared to $687.5 million in the first quarter of 2015. This decrease was primarily due to continued company-wide cost efficiency efforts as well as lower newsprint expense. The decrease was also driven by the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis as described above.

Overall cost of sales for the first quarter of 2016 decreased $60.1 million, or 13%, from the first quarter of 2015. Included in cost of sales in the first quarter of 2016 were payroll and employee benefits expenses of approximately $162.1 million, compared with approximately $174.9 million of similar expenses in the first quarter of 2015, a 7% decrease year over year. Resource optimization efforts to improve our overall cost structure while generating greater efficiencies drove the decrease from 2015. Also included in cost of sales in the first quarter of 2016 were newsprint costs of approximately $33.1 million compared with approximately $47.2 million in the first quarter of 2015, a 30% decrease year over year. The decrease represents lower prices and lower volume for newsprint. The remaining decrease in cost of sales reflects the overall decline in circulation volumes and other revenues.

Total selling, general and administrative expenses for the first quarter of 2016 decreased by $12.0 million, or 7%, from the first quarter of 2015. Included in selling, general and administrative expenses were payroll and employee benefit costs of approximately $113.4 million compared with approximately $126.0 million in the first quarter of 2015, a 10% decrease year over year.

Depreciation expense was 2% lower compared to the first quarter of 2015. Amortization expense decreased by 61% as a result of the impairment charges that occurred in the fourth quarter of 2015 as well as older intangible assets that became fully amortized during the quarter, partially offset by the effect of 2015 acquisitions.

Our space consolidation initiative continued in the first quarter of 2016, resulting in disposing of older, underutilized buildings; relocating to more efficient, flexible, digitally-oriented office space; reconfiguring spaces to take advantage of leasing and subleasing opportunities and combining operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities to the unaudited condensed consolidated and combined financial statements.

Non-operating income, net: Our non-operating expense, net, and non-operating income, net, is driven by certain items that fall outside of our normal business operations. Non-operating expense, net, for the first quarter of 2016 was $3.1 million compared to income of $4.8 million in the same period in 2015.

Income tax expense: Our reported effective income tax rate on pre-tax income was 29.5% for the first quarter of 2016, compared to 4.1% for the first quarter of 2015. The tax rate for the first quarter of 2016 was higher than the comparable rate in 2015 due to a one-time tax benefit from a change in accounting method filed with the IRS to amortize previously non-deductible intangible assets during 2015 and interest expense disallowance in the U.K. in 2016.
Liquidity and Capital Resources
Our operations, which have historically generated strong positive cash flow, along with our new credit facility described below, are expected to provide sufficient liquidity to meet our requirements, including those for investments, expected dividends and expected share repurchases. For strategic acquisitions, we will consider financing options as applicable.
Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2016	2015
Net cash flow from operating activities	$14,036	$77,753
Net cash flow from (used for) investing activities	(9,648)	4,880
Net cash flow used for financing activities	(9,558)	(80,647)
Effect of currency exchange rate change	(654)	(393)
Net increase (decrease) in cash	$(5,824)	$1,593

Our net cash flow from operating activities was $14.0 million for the first quarter of 2016, compared to $77.8 million of net cash flow from operating activities for the first quarter of 2015. The decrease in net cash flow from operating activities was primarily the result of a $25.0 million contribution to the GRP in the first quarter of 2016, payments on severance-related activities of $17.5 million and declining revenues.

Cash flows used for investing activities totaled $9.6 million for the first quarter of 2016, primarily driven by capital expenditures of $10.2 million. Cash flows from investing activities totaled $4.9 million for the first quarter of 2015, primarily due to proceeds from investments of $7.9 million and proceeds from sales of certain assets of $5.7 million, partially offset by $6.7 million of capital expenditures.

Cash flows used for financing activities totaled $9.6 million for the first quarter of 2016, primarily due to the payment of dividends to our shareholders of $18.5 million, partially offset by the proceeds from issuance of common stock upon settlement of stock awards of $8.9 million.

Cash flows used for financing activities totaled $80.6 million for the first quarter of 2015. Prior to the separation, cash used for financing activities was primarily related to transactions with our former parent with nominal impact from cash outflows relating to contingent consideration arrangements. Our former parent historically utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to our former parent and vice versa. Accordingly, the net cash flow between us and our former parent is presented as a financing activity.

Revolving credit facility

On June 29, 2015, we entered into a new five-year secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500 million (“Credit Facility”). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (“LIBOR loan”) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the one month LIBOR rate plus 1.00% (“ABR loan”). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%.
Customary fees are payable related to the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, payable quarterly in arrears, based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property and pledges of the capital stock of each subsidiary guarantor.
Under the Credit Facility, we are obligated to not permit our consolidated interest coverage ratio to be less than 3.00:1.00 and our total leverage ratio to exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters. We were in compliance with these financial covenants as of March 27, 2016.
The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions described in the Credit Facility, to: (i) permit certain liens on current or future assets; (ii) enter into certain corporate transactions; (iii) incur additional indebtedness; (iv) make certain payments or declare certain dividends or distributions; (v) dispose of certain property; (vi) make certain investments; (vii) prepay or amend the terms of other indebtedness; or (viii) enter into certain transactions with our affiliates.
As of March 27, 2016, we had no outstanding borrowings under the Credit Facility. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. As of March 27, 2016, we had $15.4 million of letters of credit outstanding and $484.6 million of availability remaining. During April 2016, we borrowed $250 million under the Credit Facility to finance the acquisition of JMG, which is described in Note 14 — Subsequent events to the unaudited condensed consolidated and combined financial statements.

Additional Information

On February 23, 2016, we declared a quarterly cash dividend of $0.16 per share of common stock. The dividend was paid on April 1, 2016 to shareholders of record on March 11, 2016.

Our board of directors has approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on a number of factors, including share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. No shares were repurchased in the first quarter of 2016.

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
In this report, we present adjusted EBITDA and adjusted diluted earnings per share (“EPS”), which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting of workforce restructuring charges, transformation costs and non-cash asset impairment charges. We believe that such expenses, charges and gains are not indicative of normal, ongoing operations and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying that the items are non-recurring, infrequent or unusual.
Adjusted EBITDA is a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our business. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges (including early retirement programs), (6) facility consolidation costs, (7) asset impairment charges, (8) depreciation and (9) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.
Adjusted EPS is a non-GAAP financial performance measure that we believe offers a useful view of the overall operation of our business. We define adjusted EPS, which may not be comparable to a similarly titled measure reported by other companies, as EPS before tax-affected (1) severance-related charges (including early retirement programs), (2) other transformation items, (3) asset impairment charges and (4) acquisition-related expenses (gains). The tax impact on these non-

GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 20.0% and the U.S. of 38.7%. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.
Free cash flow is a non-GAAP liquidity measure that adjusts our reported GAAP results for items that we believe are critical to the ongoing success of our business. We define free cash flow, which may not be comparable to a similarly titled measure reported by other companies, as cash flow from operating activities, less capital expenditures, which results in a figure representing free cash flow available for use in operations, additional investments and returns to shareholders. The most directly comparable GAAP financial measure is net cash from operating activities.
We use non-GAAP financial measures for purposes of evaluating our performance and liquidity. Therefore, we believe that each of the non-GAAP measures presented provides useful information to investors by allowing them to view our businesses through the eyes of our management and board of directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of our business. Many of our peer group companies present similar non-GAAP measures to better facilitate industry comparisons.
Discussion of Non-GAAP financial results
Summary of non-GAAP items: We recorded severance related charges, including the early retirement programs, totaling $3.7 million in the first quarter of 2016 and $11.9 million in the first quarter of 2015. These charges were recorded in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change our cost structure.
We recorded acquisition-related expenses of $1.9 million in the first quarter of 2016.
Company-wide transformation plans led us to recognize charges associated with revising the useful lives of certain assets over a shortened period, shutdown costs, charges to reduce the carrying value of assets held for sale to fair value less costs to sell as well as other transformation charges. Total benefit for these matters was $0.7 million in the first quarter of 2016. Total charges for these matters were $1.5 million in the first quarter of 2015.
Discussion of non-GAAP measures: The following discussion reflects all as-adjusted (non-GAAP basis) measures as non-GAAP or “adjusted.”
Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our Unaudited Condensed Consolidated and Combined Statements of Income are presented below:

In thousands	Year-to-Date
	2016	2015	Change
Net income (GAAP basis)	$31,292	$33,247	(6%)
Provision for income taxes	13,085	1,413	***
Equity income in unconsolidated investees, net	(1,141)	(6,307)	(82%)
Other non-operating items, net	4,223	1,458	***
Operating income (GAAP basis)	47,459	29,811	59%
Early retirement program	1,079	—	***
Severance related charges	2,617	11,945	(78%)
Acquisition related expenses	1,851	—	***
Other transformation items	(656)	1,549	***
Adjusted operating income (non-GAAP basis)	52,350	43,305	21%
Depreciation	23,959	24,428	(2%)
Amortization	1,318	3,399	(61%)
Adjusted EBITDA (non-GAAP basis)	$77,627	$71,132	9%

*** Indicates an absolute value percentage change greater than 100.
Adjusted EBITDA was $77.6 million in the first quarter of 2016 compared to $71.1 million in the first quarter of 2015, an increase of $6.5 million or 9%. The increase in the first quarter adjusted EBITDA was primarily due to ongoing cost reductions and efficiency gains in operating expenses, as well as increases in operating results from businesses acquired during the second quarter of 2015. The increases were partially offset by reduced contributions resulting from the new Cars.com and

CareerBuilder affiliate agreements, unfavorable foreign exchange rate changes as well as ongoing reductions in print advertising revenues.
Reconciliations of adjusted diluted earnings per share from net income presented accordance with GAAP on our Unaudited Condensed Consolidated and Combined Statements of Income are presented below:

In thousands, except per share data	Year-to-Date
	2016	2015	Change
Early retirement program	$1,079	$—	***
Severance-related charges	2,617	11,945	(78%)
Acquisition related expenses	1,851	—	***
Other transformation items	(593)	1,549	***
Pre-tax impact	4,954	13,494	(63%)
Income tax impact of above items	(1,793)	(4,739)	(62%)
Impact of items affecting comparability on net income	$3,161	$8,755	(64%)

Net income (GAAP basis)	$31,292	$33,247	(6%)
Impact of items affecting comparability on net income	3,161	8,755	(64%)
Adjusted net income (non-GAAP basis)	$34,453	$42,002	(18%)

Earnings per share - diluted (GAAP basis)	$0.26	$0.29	(10%)
Impact of items affecting comparability on net income	0.03	0.08	(63%)
Adjusted earnings per share - diluted (non-GAAP basis)	$0.29	$0.37	(22%)
Diluted weighted average number of common shares outstanding	118,656	114,959	3%

*** Indicates an absolute value percentage change greater than 100.
Adjusted earnings per share on a fully diluted basis were $0.29 for the first quarter of 2016 compared to $0.37 in the same period in 2015. The decline was primarily attributed to the increase in our effective income tax rate on pre-tax income, which was 29.5% for the first quarter of 2016, compared to 4.1% for the first quarter of 2015. The tax rate for the first quarter of 2016 was higher than the comparable rate in 2015 due to a one-time tax benefit from a change in accounting method filed with the IRS to amortize previously non-deductible intangible assets during 2015 and interest expense disallowance in the U.K. in 2016. Also, fully diluted earnings per share reflect a diluted share count of 118.7 million shares, approximately 3.7 million higher than at the end of the first quarter of 2015 due to the addition of the dilutive effect of stock awards, principally resulting from compensatory awards made by our former parent that were converted into Gannett awards as a result of the spin-off. Partially offsetting these decreases to adjusted diluted earnings per share were increases in adjusted EBITDA (as discussed above).
Reconciliations of free cash flow from net cash flow from operating activities presented in accordance with GAAP on our Unaudited Condensed Consolidated and Combined Statements of Cash Flow are presented below:

In thousands	Year-to-Date
	2016	2015	Change
Net cash flow from operating activities (GAAP basis)	$14,036	$77,753	(82%)
Capital expenditures	(10,153)	(6,658)	52%
Free cash flow (non-GAAP basis)	$3,883	$71,095	(95%)
The net decrease to free cash flow was $67.2 million from the first quarter of 2015 compared with the first quarter of 2016. This decrease was attributed to net cash flow from operating activities of $14.0 million in the first quarter of 2016, down $63.7 million compared to the prior year primarily due to a $25.0 million contribution to the GRP in the first quarter of 2016, payments on severance-related activities of $17.5 million and declining revenues. Further contributing to the decrease in free cash flow is an increase of $3.5 million in cash outflows for capital expenditures during the first quarter of 2016 compared to the prior year.

During 2015, we invested significantly in digital development and platform expansion as well as real estate optimization efforts. While we continue to invest in our digital assets, we slowed our optimization efforts in real estate during 2016 compared with 2015.
Off-Balance Sheet Arrangements
As of March 27, 2016 we had no material off-balance sheet arrangements as defined in SEC rules.
Seasonality
Our revenues are subject to moderate seasonality due to fluctuation in advertising volumes. Our advertising revenues are typically highest in the fourth quarter due to holiday and seasonal advertising. The volume of advertising sales in any period is also impacted by other external factors such as competitors’ pricing, advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions.
Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. Forward-looking statements include all statements that are not historical facts. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to a number of risks, trends, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this report. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations, the statements made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2015 Annual Report on Form 10-K, and the following other factors, risks, trends and uncertainties:

•	competitive pressures in the markets in which we operate;

•	increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising;

•	macroeconomic trends and conditions;

•	economic downturns leading to a continuing or accelerated decrease in circulation or local, national or classified advertising;

•	potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks;

•	an accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors;

•	our inability to adapt to technological changes or grow our online business;

•	an increase in newsprint costs over the levels anticipated;

•	labor relations, including, but not limited to, labor disputes which may cause revenue declines or increased labor costs;

•	risks and uncertainties related to our ability to successfully integrate JMG’s operations and employees with our existing business;

•
our ability to identify and complete future acquisitions on favorable terms and to realize benefits or synergies from acquisitions of new businesses or dispositions of existing businesses or to operate businesses effectively following acquisitions or divestitures;

•	our ability to attract and retain key employees;

•	rapid technological changes and frequent new product introductions prevalent in electronic publishing and online business;

•	an increase in interest rates;

•	a weakening in the British pound to U.S. dollar exchange rate;

•
volatility in financial and credit markets, which could affect our ability to raise funds through debt or equity issuances and otherwise affect our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	changes in the regulatory environment, which could encumber or impede our efforts to improve operating results or the value of assets;

•	unfavorable credit rating actions, which could affect the availability and cost of future financing;

•	adverse outcomes in proceedings with governmental authorities or administrative agencies;

•	an other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment or property, plant and equipment impairment charges;

•	our dependence on our former parent and other third parties to perform important services for us following the separation;

•	our inability to engage in certain actions that could cause the separation from our former parent to fail to qualify as a tax free reorganization;

•	any failure to realize expected benefits from, or the possibility that we may be required to incur unexpected costs as a result of, the separation; and

•	other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that our market risk from financial instruments, such as accounts receivable and accounts payable, is not material. We are exposed to foreign exchange rate risk on a limited basis due to our operations in the U.K., for which the British pound is the functional currency. Translation gains or losses affecting the Condensed Consolidated and Combined Statements of Income have not been significant in the past. If the price of the British pound against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 4% for the three months ended March 27, 2016.

Because we did not have any long-term debt outstanding during any period presented and the interest income or interest expense on interest-bearing assets and liabilities on which we recognize imputed interest, respectively, is not material, we were not, nor would we have been, significantly impacted by changes in interest rates.
Item 4. Controls and Procedures
Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, as of March 27, 2016, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On January 2, 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the TCPA arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs seek to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settlements in principle with each of the named plaintiffs. The settlements are reflected net of insurance recoveries in our financial statements as of March 27, 2016 and were not material to our results of operations, financial position and cash flows.
There have been no other material developments with respect to our potential liability for legal and environmental matters previously reported in our 2015 Annual Report on Form 10-K.
Item 1A. Risk Factors

There have been no material changes from the risk factors described in the “Risk Factors” section of our 2015 Annual Report on Form 10-K other than as described below.

JMG remains subject to restrictions on its operations and remains obligated to indemnify Journal Communications, Inc. and its stockholders and The E.W. Scripps Company and its stockholders in certain circumstances, which could affect our ability to maximize the value of the JMG acquisition.
JMG was formed through a series of transactions involving (1) the separation of the newspaper business of Journal Communications, Inc. (“Journal”) pursuant to a spin-off to its stockholders, (2) the separation of the newspaper business of The E.W. Scripps Company (“Scripps”) pursuant to a spin-off to its stockholders, and (3) a combination of the two spun-off newspaper businesses via mergers effective on April 1, 2015, which resulted in each business becoming a wholly-owned subsidiary of JMG.
In connection with these transactions, JMG entered into a tax matters agreement with Scripps and Journal, pursuant to which JMG generally is: (1) required to maintain the current newspaper business of Scripps and Journal as an active business for a period of two years following the completion of the mergers; (2) restricted, for a period of two years following the mergers, from effecting specified corporate transactions or taking other actions that could jeopardize the tax-free status of the spin-offs; and (3) required under specified circumstances to indemnify Scripps and Journal for taxes and related losses incurred as a result of the failure of the spin-offs to qualify as tax-free transactions (subject to certain exceptions). These provisions, which remain in effect following our acquisition of JMG, could affect our ability to integrate JMG’s business with ours or operate the assets we acquired from JMG as intended, which could reduce the potential benefits to us of our acquisition of JMG. In addition, any indemnity obligations to Scripps or Journal under the tax matters agreement could adversely affect our financial position or liquidity.
JMG also entered into a master transaction agreement with Scripps, Journal and certain other parties in connection with the above transactions, which provided, among other matters, for JMG to indemnify Scripps and for Scripps to indemnify JMG, for various damages, liabilities and expenses specified in the agreement, including those (1) resulting from a breach by the applicable party of certain covenants contained in the agreement that continue in effect after the effective date of the mergers; (2) attributable to the entities, assets and liabilities retained by the applicable party in the transactions; or (3) resulting from a breach of the representations, warranties or covenants contained in the tax matters agreements. In addition, each party agreed to indemnify the other for tax-related damages, liabilities and expenses in specified circumstances. These provisions remain in effect following our acquisition of JMG. Any such indemnification obligations could adversely affect our financial position or liquidity.

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

Date: May 4, 2016	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

3-1	Amended and Restated Bylaws of the Company	Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed by the Company with the SEC on February 24, 2016.

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 27, 2016, formatted in XBRL includes: (i) Unaudited Condensed Consolidated Balance Sheets at March 27, 2016 and December 27, 2015, (ii) Unaudited Condensed Consolidated and Combined Statements of Income for the fiscal quarters ended March 27, 2016 and March 29, 2015, (iii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income for the fiscal quarters ended March 27, 2016 and March 29, 2015, (iv) Unaudited Condensed Consolidated and Combined Cash Flow Statements for the fiscal quarters ended March 27, 2016 and March 29, 2015, and (v) Unaudited Notes to Condensed Consolidated and Combined Financial Statements
Attached.