Form 10-Q
period 2016-06-26
Gannett Co., Inc.
filed 2016-08-03
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 29, 2016, the total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding was 116,539,796.

INDEX TO GANNETT CO., INC.
Q2 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
In thousands

	Jun. 26, 2016	Dec. 27, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$144,126	$196,696
Accounts receivable, less allowance for doubtful accounts of $9,111 and $8,836, respectively	302,492	330,473
Other receivables	20,417	36,114
Inventories	34,314	25,777
Assets held for sale	7,535	12,288
Prepaid expenses and other current assets	47,633	28,188
Total current assets	556,517	629,536
Property, plant and equipment, at cost less accumulated depreciation of $1,620,944 and $1,645,984, respectively	1,124,819	896,585
Goodwill	583,595	575,685
Intangible assets, net	97,422	59,713
Deferred income taxes (see Note 1)	135,188	201,991
Investments and other assets	70,693	64,289
Total assets	$2,568,234	$2,427,799

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$377,819	$393,026
Dividends payable	—	18,501
Deferred income	115,972	78,967
Total current liabilities	493,791	490,494
Income taxes	21,347	22,221
Postretirement medical and life insurance liabilities (see Note 1)	88,573	87,594
Pension liabilities (see Note 1)	508,515	612,443
Long-term portion of revolving credit facility	200,000	—
Other noncurrent liabilities	158,980	156,471
Total liabilities	1,471,206	1,369,223
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 116,535,299 and 115,668,957 shares issued and outstanding, respectively	1,165	1,156
Additional paid-in capital (see Note 1)	1,733,717	1,708,291
Retained earnings	28,836	22,553
Accumulated other comprehensive loss (see Note 1)	(666,690)	(673,424)
Total equity	1,097,028	1,058,576
Total liabilities and equity	$2,568,234	$2,427,799
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands, except share data

	Three months ended		Six months ended
	Jun. 26, 2016	Jun. 28, 2015	Jun. 26, 2016	Jun. 28, 2015

Operating revenues:
Advertising	$409,834	$410,487	$761,055	$807,753
Circulation	287,586	265,904	550,289	537,162
Other	51,371	50,681	96,815	99,517
Total operating revenues	748,791	727,072	1,408,159	1,444,432

Operating Expenses:
Cost of sales and operating expenses	486,647	468,531	906,410	948,375
Selling, general and administrative expenses	203,236	176,884	369,561	355,213
Depreciation	29,292	23,958	53,251	48,386
Amortization	1,640	3,608	2,958	7,007
Facility consolidation and asset impairment charges	3,943	5,097	4,487	6,646
Total operating expenses	724,758	678,078	1,336,667	1,365,627
Operating income	24,033	48,994	71,492	78,805

Non-operating income:
Equity income in unconsolidated investees, net	469	4,495	1,610	10,802
Interest expense	(3,001)	(89)	(4,857)	(178)
Other non-operating items, net	(421)	22,984	(2,788)	21,615
Total non-operating income (expense)	(2,953)	27,390	(6,035)	32,239

Income before income taxes	21,080	76,384	65,457	111,044
Provision for income taxes	8,806	23,057	21,891	24,470
Net income	$12,274	$53,327	$43,566	$86,574

Earnings per share – basic	$0.11	$0.46	$0.37	$0.75
Earnings per share – diluted	$0.10	$0.46	$0.37	$0.75
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Three months ended		Six months ended
	Jun. 26, 2016	Jun. 28, 2015	Jun. 26, 2016	Jun. 28, 2015

Net income	$12,274	$53,327	$43,566	$86,574
Other comprehensive income, before tax:
Foreign currency translation adjustments	(16,024)	25,568	(39,073)	5,075
Pension and other postretirement benefit items:
Amortization of prior service credit, net	675	(731)	1,069	(1,454)
Amortization of actuarial loss	15,775	14,240	31,187	28,460
Other	9,215	(22,935)	30,523	(4,396)
Pension and other postretirement benefit items	25,665	(9,426)	62,779	22,610
Other comprehensive income, before tax	9,641	16,142	23,706	27,685
Income tax effect related to components of other comprehensive income	(7,081)	(229)	(16,972)	(8,753)
Other comprehensive income, net of tax	2,560	15,913	6,734	18,932
Comprehensive income	$14,834	$69,240	$50,300	$105,506
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited, in thousands

	Six months ended
	Jun. 26, 2016	Jun. 28, 2015

Cash flows from operating activities:
Net income	$43,566	$86,574
Adjustments to reconcile net income to net cash flow from operating activities:
Gain on acquisition	—	(21,799)
Depreciation and amortization	56,209	55,393
Facility consolidation and asset impairment charges	4,487	6,646
Pension and other postretirement expenses, net of contributions	(40,548)	(119,502)
Equity income in unconsolidated investees, net	(1,610)	(10,802)
Stock-based compensation	10,071	6,516
Change in accounts receivable	68,071	55,975
Change in accounts payable and accrued liabilities	(58,372)	(13,609)
Change in other assets and liabilities, net	(727)	(18,697)
Net cash flow from operating activities	81,147	26,695
Cash flows from investing activities:
Capital expenditures	(26,136)	(20,617)
Payments for acquisitions, net of cash acquired	(260,529)	(28,668)
Payments for investments	(8,652)	(2,000)
Proceeds from investments	—	12,402
Proceeds from sale of certain assets	10,418	11,841
Net cash flow used for investing activities	(284,899)	(27,042)
Cash flows from financing activities:
Dividends paid	(55,784)	—
Deferred payments for acquisitions	—	(1,218)
Proceeds from issuance of common stock upon settlement of stock awards	9,270	—
Proceeds from borrowings under revolving credit agreement	250,000	—
Repayments of borrowings under revolving credit agreement	(50,000)	—
Transactions with former parent, net	—	(8,156)
Net cash flow from (used for) financing activities	153,486	(9,374)
Effect of currency exchange rate change on cash	(2,304)	66
Decrease in cash and cash equivalents	(52,570)	(9,655)
Balance of cash and cash equivalents at beginning of period	196,696	71,947
Balance of cash and cash equivalents at end of period	$144,126	$62,292

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$22,809	$—
Cash paid for interest	$4,242	$178
Non-cash investing and financing activities:
Accrued capital expenditures	$7,141	$513

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies
Description of business: Gannett Co., Inc. (“Gannett,” “our,” “us” and “we”) is a leading international, multi-platform news and information company delivering high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. As of June 26, 2016, our operations are comprised of 127 daily publications and related digital platforms in the U.S. and the U.K., more than 600 non-daily local publications in the U.S., and more than 150 such titles in the U.K. Our 108 U.S. daily publications include USA TODAY.

Separation from former parent: On June 29, 2015, the separation of Gannett from our former parent, TEGNA Inc., was completed pursuant to a Separation and Distribution Agreement (the “Separation Agreement”) dated June 26, 2015. On June 29, 2015, our former parent completed the pro rata distribution of 98.5% of the outstanding shares of Gannett common stock to its stockholders (also referred to herein as the “spin-off” or “separation”), and Gannett common stock began trading “regular way” on the New York Stock Exchange. Each holder of our former parent’s common stock received one share of Gannett common stock for every two shares of our former parent’s common stock held on June 22, 2015, the record date for the distribution. Following the distribution, our former parent owns 1.5% of Gannett’s outstanding common stock, and our former parent will continue to own our shares for a period of time not to exceed five years after the distribution. Our former parent structured the distribution to be tax free to its U.S. stockholders for U.S. federal income tax purposes.

Basis of presentation: Our accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the instructions for Form 10-Q. Therefore, the accompanying statements do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our annual report on Form 10-K for fiscal year 2015 (“2015 Annual Report on Form 10-K”). In our opinion, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All intercompany accounts have been eliminated in consolidation.

Prior to the spin-off, we did not prepare separate financial statements. The accompanying unaudited condensed consolidated and combined financial statements for periods prior to the spin-off were derived from the condensed and consolidated financial statements and accounting records of our former parent and present our combined financial position, results of operations, and cash flows as of and for the periods presented as if we were a separate entity.

Through the date of the spin-off and in preparing these unaudited condensed consolidated and combined financial statements, management has made certain assumptions or implemented methodologies to allocate various expenses from our former parent to us and from us back to our former parent in the form of cost recoveries. These allocations represent services provided between the two entities and are more fully detailed in Note 13 — Relationship with our former parent. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our combined financial position, results of operations, and cash flows had we operated as a stand-alone entity during the periods presented.

For periods subsequent to the spin-off, our financial statements are presented on a consolidated basis as we became a separate consolidated entity.

In the second quarter of 2016, we identified an error relating to certain participant data that had resulted in an overstatement of the postretirement benefits liabilities transferred from our former parent at separation. Based on our assessments of qualitative and quantitative factors, the error and the related impacts were not considered material to the consolidated financial statements for the quarter ended June 26, 2016 or the prior periods. The error was corrected in the quarter ended June 26, 2016 by decreasing postretirement medical and life insurance liabilities by $2.8 million and pension liabilities by $20.1 million, increasing former parent investment, net, which is now reflected in additional paid-in capital, by $15.9 million, increasing accumulated other comprehensive loss, net by $2.1 million, decreasing deferred tax assets by $8.7 million, and decreasing net periodic postretirement cost by $0.4 million.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited condensed consolidated and combined financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of such financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters, and contingencies.

Segment presentation: In the second quarter of 2016, we determined, based on the way we manage our businesses and the nature of those businesses, our prior operating segments and goodwill reporting units of U.S. Community Publishing and the USA TODAY group will now be combined into a single operating segment and goodwill reporting unit, Domestic Publishing. Our operating segments and goodwill reporting units are now Domestic Publishing and the U.K. group. Our operating segments meet the criteria under the Financial Accounting Standards Board’s ("FASB") guidance in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to be aggregated into one reportable segment.

Business combinations: We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the value of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.

Revenue recognition: Our revenues include amounts charged to customers for space purchased in our newspapers, digital ads placed on our digital platforms, advertising and marketing service fees, advertising products, and commercial printing. Revenues also include circulation revenues for newspapers (both print and digital) purchased by readers or distributors, reduced by the amount of any discounts taken.

Circulation revenues, including online subscriptions, are recognized when purchased newspapers are distributed or made available on our digital platforms. Advertising revenues are recognized net of agency commissions in the period when advertising is printed or placed on digital platforms. Marketing services revenues are generally recognized when advertisements or services are delivered. Commercial printing revenues are recognized when the product is delivered to the customer.

We have various advertising agreements which have both print and digital deliverables. Revenue from sales agreements containing multiple deliverable elements is allocated to each element based on the relative best estimate of selling price. Elements are treated as separate units of accounting if there is standalone value upon delivery.

Amounts received from customers in advance of revenue recognition are deferred as liabilities.

Recent accounting standards updates adopted: We adopted various accounting standards updates in the first quarter of 2016, none of which had a material effect on our consolidated financial results.

Recent accounting standards issued but not yet adopted: In July 2015, the FASB delayed the effective date for ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required.

In April 2016, the FASB issued ASU 2016-10 to clarify and amend the identification of performance obligations and licensing implementation guidance contained within Topic 606. Further, the FASB issued ASU 2016-12 in May 2016 to clarify certain core principles of Topic 606 related to assessing the collectability criterion, presenting taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition. We are required to adopt the standard and its associated amendments in the first quarter of 2018 and retroactively apply it to our 2016 and 2017 financial results at the time of adoption. Under the new rules, we are permitted to adopt the new standard and amendments in 2017. We can also choose to apply the standard and amendments using either the full retrospective approach or a modified retrospective approach which recognizes a cumulative catch up adjustment to the opening balance of retained earnings. We have not yet selected a transition method, and we are currently evaluating the effect the updated guidance will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (“Topic 330”): “Simplifying the Measurement of Inventory,” which requires entities using the first-in, first-out inventory costing method to subsequently value inventory at the lower of cost or net realizable value. Topic 330 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Topic 330 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of Topic 330 and assessing the impact on our consolidated financial results.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2016-09 and assessing the impact on our consolidated financial results.

NOTE 2 — Acquisitions
Journal Media Group: On April 8, 2016, we completed the acquisition of 100% of the outstanding common stock of Journal Media Group, Inc. (“JMG”) for approximately $261 million in cash, net of cash acquired. Further, approximately $2 million of the purchase price paid was treated as post-acquisition expense for accounting purposes. We financed the transaction by borrowing $250 million under our credit facility as well as with available cash, and we have incurred $12.6 million in expenses related to the acquisition, $10.1 million of which have been incurred for the six months ended June 26, 2016.

JMG is a media company with print and digital publishing operations serving 15 U.S. markets in 9 states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis. The acquisition expanded our print and digital publishing operations domestically.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. The allocation of the preliminary purchase price is primarily pending the finalization of the fair value of acquired deferred income tax assets and liabilities and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Cash acquired	$36,825
Other current assets	54,571
Property, plant and equipment	265,641
Intangible assets	42,880
Goodwill	22,955
Other noncurrent assets	3,825
Total assets acquired	426,697
Current liabilities	76,709
Noncurrent liabilities	54,942
Total liabilities assumed	131,651
Net assets acquired	$295,046

Acquired property, plant, and equipment will be depreciated on a straight-line basis over the assets’ respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. We expect the purchase price allocated to goodwill and mastheads will not be deductible for tax purposes.

Since the acquisition date, revenues for JMG were $92.6 million and operating losses were $8.8 million.

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

The purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Current assets	$12,310
Property, plant and equipment	20,672
Intangible assets	28,440
Goodwill	30,703
Total assets acquired	92,125
Current liabilities	10,860
Noncurrent liabilities	14,211
Total liabilities assumed	25,071
Net assets acquired	$67,054

On the acquisition date, the fair value of our 40.6% interest in TNP was $26.6 million, and the fair value of our 19.5% interest in CNP was $34.4 million. The pre-acquisition carrying value of TNP and CNP was $39.2 million. We recognized a $21.8 million pre-tax non-cash gain on the transaction in the second quarter of 2015.

Acquired property, plant, and equipment will be depreciated on a straight-line basis over the assets’ respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. We expect the purchase price allocated to goodwill and mastheads will be deductible for tax purposes.

Romanes Media Group: On May 26, 2015, our U.K. subsidiary, Newsquest Media Group Ltd. ("Newsquest"), paid $23.4 million, net of cash acquired, to purchase 100% of the shares of Romanes Media Group (“RMG”). RMG publishes local newspapers in Scotland, Berkshire, and Northern Ireland, and its portfolio comprises one daily newspaper, 28 weekly newspapers, and their associated websites.

NOTE 3 — Restructuring activities

Severance-related expenses: We have initiated various cost reducing actions that are severance-related.

In the second quarter of 2015, we initiated an Early Retirement Opportunity Program (“EROP”) for our USA TODAY employees. Since its announcement, we have recorded severance-related expenses of $7.8 million for the three and six months ended June 28, 2015 in accordance with Accounting Standards Codification (“ASC”) Topic 712.

In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. Since its announcement, we have recorded severance-related expenses of $35.4 million in accordance with ASC Topic 712. Related to this action, there was $1.1 million of additional expense recorded in the first quarter of 2016 and no expense recorded for the three and six months ended June 28, 2015.

We also had other employee termination actions associated with our facility consolidation and other cost efficiency efforts, including various one-time termination actions and terminations related to an ongoing severance plan. We recorded severance-related expenses of $18.2 million and $20.9 million for the three and six months ended June 26, 2016, respectively, and $7.6 million and $19.5 million for the three and six months ended June 28, 2015, respectively, related to these other actions.

These charges are presented in our statements of income. We recorded $15.2 million and $18.2 million in costs of sales and operating expenses and $3.0 million and $3.7 million in selling, general, and administrative expenses during the three and six months ended June 26, 2016, respectively, related to our employee termination actions. We recorded $12.3 million and $21.9 million in costs of sales and operating expenses and $3.1 million and $5.4 million in selling, general, and administrative expenses during the three and six months ended June 28, 2015, respectively, related to such actions.

A summary of our liabilities related to employee termination actions for the six months ended June 26, 2016 is as follows:

In thousands	USA TODAY 2015 EROP	August 2015 EROP	Various One-Time Actions	Ongoing Severance Plan
Balance at Dec. 27, 2015	$3,337	$28,393	$9,818	$4,035
Expense	—	1,079	19,162	1,704
Payments	(2,401)	(19,864)	(10,804)	(1,585)
Adjustments	(936)	622	(1,663)	—
Balance at Jun. 26, 2016	$—	$10,230	$16,513	$4,154

Facility consolidation and impairment charges: We evaluated and revised the carrying values and useful lives of property, plant, and equipment at certain sites to reflect the use of those assets over a shortened period because of facility consolidation efforts. Certain assets classified as held-for-sale according to ASC Topic 360 resulted in us recognizing non-cash charges in both 2016 and 2015 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets. We recorded pre-tax charges for facility consolidations and asset impairments of $3.9 million and $5.1 million for the three months ended June 26, 2016 and June 28, 2015, respectively, and $4.5 million and $6.6 million for the six months ended June 26, 2016 and June 28, 2015, respectively.

NOTE 4 — Goodwill and other intangible assets

The following table displays information on our goodwill, indefinite-lived intangible assets and amortizable intangible assets:

In thousands	Jun. 26, 2016		Dec. 27, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$583,595	$—	$575,685	$—
Indefinite-lived intangibles:
Mastheads and trade names	60,671	—	31,521	—
Amortizable intangible assets:
Customer relationships	79,615	(42,864)	68,005	(39,813)
Other	11,982	(11,982)	11,478	(11,478)

Customer relationships include subscriber lists and advertiser relationships and are amortized on a straight-line basis over their useful lives. Other intangibles are primarily amortizable trade names and are amortized on a straight-line basis over their useful lives.

The following table summarizes the changes in our net goodwill balance through June 26, 2016:

In thousands
Balance at Dec. 27, 2015:
Goodwill	$7,297,752
Accumulated impairment losses	(6,722,067)
Net balance at Dec. 27, 2015	575,685
Activity during the period:
Acquisitions and adjustments (see Note 2)	23,928
Foreign currency exchange rate changes	(16,018)
Total	7,910
Balance at Jun. 26, 2016:
Goodwill	7,125,021
Accumulated impairment losses	(6,541,426)
Net balance at Jun. 26, 2016	$583,595

NOTE 5 — Revolving credit facility
On June 29, 2015, we entered into a new five-year secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (“Credit Facility”). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (“LIBOR loan”) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (“ABR loan”). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit.

Customary fees are payable related to the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, payable quarterly in arrears, based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property, and pledges of the capital stock of each subsidiary guarantor.

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00 as of the last day of the test period consisting of the last four fiscal quarters. We were in compliance with these financial covenants as of June 26, 2016.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of June 26, 2016.

On April 8, 2016, we borrowed $250 million under our Credit Facility to complete the acquisition of JMG, which is described in Note 2 — Acquisitions. As of June 26, 2016, we had $200.0 million in outstanding borrowings under the Credit Facility and $15.4 million of letters of credit outstanding, leaving $284.6 million of availability remaining.

NOTE 6 — Retirement plans
Defined benefit retirement plans: We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our principal retirement plan is the Gannett Retirement Plan (“GRP”). Our retirement plans also include the Gannett 2015 Supplemental Retirement Plan (“SERP”), the Newsquest Pension Scheme in the U.K. (“Newsquest Plan”), and the Newspaper Guild of Detroit Pension Plan. We use a December 31 measurement date convention for our retirement plans.

Our retirement plan costs include costs for all of our qualified plans and our allocated portions of former parent-sponsored qualified and non-qualified plans and are presented in the following table:

In thousands	Three months ended		Six months ended
	Jun. 26, 2016	Jun. 28, 2015(a)	Jun. 26, 2016	Jun. 28, 2015(a)
Service cost-benefits earned during the period	$727	$1,107	$1,628	$2,209
Interest cost on benefit obligation	31,287	32,810	63,718	65,486
Expected return on plan assets	(46,668)	(48,755)	(93,148)	(97,326)
Amortization of prior service cost	1,685	1,734	3,329	3,468
Amortization of actuarial loss	15,961	13,846	31,123	27,673
Expense (credit) for retirement plans	$2,992	$742	$6,650	$1,510
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

Beginning in 2016, in addition to any other contributions that may be required, we will make contributions of $25 million in each of the next five fiscal years through 2020 and $15 million in 2021 for the GRP. In March 2016, we made our 2016 $25 million contribution to the GRP.

During the six months ended June 26, 2016, we contributed $11.3 million (£7.9 million) to the Newsquest Plan. We expect to contribute approximately £28.8 million to the Newsquest Plan throughout the remainder of 2016.

Defined contribution plans: Our U.S. employees participate in qualified 401(k) savings plans, permitting eligible employees to make voluntary contributions on a pre-tax basis subject to certain limits. Substantially all of our employees (other than those covered by certain collective bargaining agreements) scheduled to work at least 1,000 hours during each year of employment are eligible to participate. The plans allow participants to invest their savings in various investments. For most participants, the matching formula is 100% of the first 5% of employee contributions, and the employer match obligation is settled by buying our stock in the open market and depositing it in the participants’ accounts.

In connection with our acquisition of JMG as discussed in Note 2 — Acquisitions, we assumed JMG's 401(k) savings plan, which continues to cover former JMG employees. For most participants in this plan, the matching formula is 50% of the first 7% of employee contributions, and the employer match obligation is settled in cash.

Amounts charged to expense for employer contributions to the 401(k) savings plans totaled $6.7 million and $6.8 million in the three months ended June 26, 2016 and June 28, 2015, respectively. Amounts charged to expense for employer contributions to the 401(k) savings plans totaled $14.1 million and $14.6 million in the six months ended June 26, 2016 and June 28, 2015, respectively. These amounts are recorded in “Cost of sales and operating expenses” and “Selling, general and administrative expenses,” as appropriate, in the unaudited condensed consolidated and combined statements of income.

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

Our postretirement benefit costs and our allocated portions of former parent-sponsored postretirement plans for health care and life insurance are presented in the following table:

In thousands	Three months ended		Six months ended
	Jun. 26, 2016	Jun. 28, 2015	Jun. 26, 2016	Jun. 28, 2015
Service cost-benefits earned during the period	$34	$99	$97	$197
Interest cost on net benefit obligation	887	986	1,874	1,972
Amortization of prior service credit	(1,010)	(2,465)	(2,260)	(4,922)
Amortization of actuarial loss	(186)	394	64	787
Net periodic postretirement benefit credit	$(275)	$(986)	$(225)	$(1,966)

Certain of our employees also participated in postretirement benefit plans sponsored by our former parent. Health care and life insurance benefit obligations pursuant to the former parent-sponsored postretirement plans and related to our current and former employees were transferred to us at the separation date and, accordingly, have been allocated to us in our unaudited condensed consolidated and combined financial statements for periods prior to the separation date by determining the projected benefit obligation of participants for which the liability was transferred. Subsequent to the separation, no further costs were allocated to us.

NOTE 8 — Income taxes
Our reported effective income tax rate on pre-tax income was 41.8% for the three months ended June 26, 2016, compared to 30.2% for the three months ended June 28, 2015. Our reported effective income tax rate on pre-tax income was 33.4% for the six months ended June 26, 2016, compared to 22.0% for the six months ended June 28, 2015. The tax rate for the three and six months ended June 26, 2016 was higher than the comparable rate in 2015 due to a one-time tax benefit in 2015 from a change in accounting method to amortize previously non-deductible intangible assets, interest expense disallowance in the U.K. in 2016, and non-deductible transaction costs in 2016.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $10.5 million as of June 26, 2016 and $11.3 million as of December 27, 2015. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $3.6 million as of June 26, 2016 and $3.4 million as of December 27, 2015.

It is reasonably possible the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $1.7 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

In connection with the spin-off, we entered into a tax matters agreement with our former parent which states each company’s rights and responsibilities with respect to payment of taxes, tax return filings, and control of tax examinations. We are generally responsible for taxes allocable to periods (or portions of periods) beginning after the spin-off. Although any changes with regards to additional income tax liabilities related to periods prior to the spin-off may impact our effective tax rate in the future, we may be entitled to seek indemnification for these items from our former parent under the tax matters agreement.

NOTE 9 — Supplemental equity information
The following table summarizes equity account activity for the six months ended June 26, 2016 and June 28, 2015:

In thousands	2016	2015
Balance at beginning of period	$1,058,576	$937,472
Comprehensive income:
Net income	43,566	86,574
Other comprehensive income (see Note 1)	6,734	18,932
Total comprehensive income	50,300	105,506
Dividends declared	(37,283)	—
Stock-based compensation	10,071	—
Other activity (see Note 1)	15,364	—
Transactions with our former parent, net	—	(1,640)
Balance at end of period	$1,097,028	$1,041,338

The following table summarizes the components of, and the changes in, “Accumulated other comprehensive loss” (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at Dec. 27, 2015	$(1,058,234)	$384,810	$(673,424)
Other comprehensive income (loss) before reclassifications	25,057	(39,073)	(14,016)
Amounts reclassified from accumulated other comprehensive loss	20,750	—	20,750
Other comprehensive income (loss)	45,807	(39,073)	6,734
Balance at Jun. 26, 2016	$(1,012,427)	$345,737	$(666,690)

Balance at Dec. 28, 2014	$(1,082,312)	$404,200	$(678,112)
Other comprehensive income (loss) before reclassifications	(3,517)	5,075	1,558
Amounts reclassified from accumulated other comprehensive loss	17,374	—	17,374
Other comprehensive income (loss)	13,857	5,075	18,932
Balance at Jun. 28, 2015	$(1,068,455)	$409,275	$(659,180)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 6 — Retirement plans and Note 7 — Postretirement benefits other than pension. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended		Six months ended
	Jun. 26, 2016	Jun. 28, 2015	Jun. 26, 2016	Jun. 28, 2015
Amortization of prior service credit, net	$675	$(731)	$1,069	$(1,454)
Amortization of actuarial loss	15,775	14,240	31,187	28,460
Total reclassifications, before tax	16,450	13,509	32,256	27,006
Income tax effect	(5,876)	(4,816)	(11,506)	(9,632)
Total reclassifications, net of tax	$10,574	$8,693	$20,750	$17,374

NOTE 10 — Fair value measurement
In the accompanying unaudited condensed consolidated and combined financial statements, we measure and record certain assets and liabilities at fair value. ASC Topic 820, Fair Value Measurement, establishes a hierarchy for those instruments measured at fair value that distinguishes between market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 - Unobservable inputs developed using our own estimates and assumptions, which reflect those a market participant would use.

As of June 26, 2016 and December 27, 2015, assets held at fair value measured on a recurring basis primarily consist of pension plan assets.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a nonrecurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements or third party valuation experts when certain circumstances arise. Assets held for sale total $7.5 million as of June 26, 2016 and $12.3 million as of December 27, 2015.

NOTE 11 — Commitments, contingencies and other matters
Telephone Consumer Protection Act (“TCPA”) litigation: On January 2, 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al) alleging various violations of the TCPA arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all of the claims raised. The settlements are reflected, net of insurance recoveries, in our financial statements as of June 26, 2016 and were not material to our results of operations, financial position, or cash flows.

Environmental contingency: In March 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party (“PRP”) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. The U.S. EPA has approved the work plan for the investigation and remediation and has transferred responsibility for oversight of this work to the Alabama Department of Environmental Management. The investigation and remediation are underway. In the third quarter of 2015, the Advertiser and other members of the Downtown Environmental Alliance also reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The Advertiser’s final costs cannot be determined until the cleanup work is completed and contributions from other PRPs are finalized.

Other litigation: We are defendants in judicial and administrative proceedings involving matters incidental to our business.

While the ultimate results of these proceedings cannot be predicted with certainty, we expect the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on our consolidated results of operations, financial position, or cash flows.

NOTE 12 — Earnings per share
Basic earnings per share is calculated as net income divided by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated except the calculation includes the dilutive effect of the assumed issuance of shares under equity-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.

On June 29, 2015, our former parent distributed 98.5% of our total shares outstanding and retained the remaining 1.5%. The total number of shares outstanding at that date, which was approximately 115 million, was used for the calculation of both basic and diluted earnings per share for the six months ended June 28, 2015.

Our Board of Directors announced in July 2015 a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on a number of factors, including share price and other corporate liquidity requirements. We expect share repurchases may occur from time to time over the three years. As of June 26, 2016, no shares have been repurchased under this program.

For the three and six months ended June 26, 2016 and June 28, 2015, basic and diluted earnings per share were as follows:

In thousands, except per share data	Three months ended		Six months ended
	Jun. 26, 2016	Jun. 28, 2015	Jun. 26, 2016	Jun. 28, 2015
Net income	$12,274	$53,327	$43,566	$86,574

Weighted average number of shares outstanding - basic	116,516	114,959	116,414	114,959
Effect of dilutive securities
Restricted stock units	1,420	—	1,320	—
Performance share units	781	—	821	—
Stock options	238	—	250	—
Weighted average number of shares outstanding - diluted	118,955	114,959	118,805	114,959

Earnings per share - basic	$0.11	$0.46	$0.37	$0.75
Earnings per share - diluted	$0.10	$0.46	$0.37	$0.75

The impact of anti-dilutive equity awards excluded from the computation of diluted earnings per share for the three and six months ended June 26, 2016 was not material.

On July 19, 2016, we declared a dividend of $0.16 per share of common stock, payable on September 19, 2016, to shareholders of record as of the close of business on September 6, 2016.

NOTE 13 — Relationship with our former parent
Subsequent to the spin-off

Transition services agreement: In connection with the spin-off, we entered into a transition services agreement with our former parent, pursuant to which we and our former parent will provide to each other certain specified services on a transitional basis, including various information technology, financial, and administrative services. The charges for the transition services generally are expected to allow the providing entity to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service plus, in some cases, the allocated indirect costs of providing the services, generally without profit. The transition services agreements will terminate on the expiration of the term of the last service provided under it but not later than 24 months following the distribution date. Subsequent to separation, we provided certain IT, payroll, and other services to our former parent in the amount of $1.6 million and $4.3 million for the three and six months ended June 26, 2016, respectively. Our former parent provided certain services to us in the amount of $1.7 million and $3.5 million for the three and six months ended June 26, 2016, respectively.

Employee matters agreement: In connection with the spin-off, we entered into an employee matters agreement with our former parent prior to the separation to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefit plans, and programs and other related matters. The employee matters agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.

Revenue and other transactions entered into in the ordinary course of business: Certain of our revenue arrangements relate to contracts entered into in the ordinary course of business with our former parent and its affiliates, principally Cars.com, CareerBuilder, and G/O Digital.

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

Centralized cash management: Prior to the spin-off, our former parent utilized a centralized approach to cash management and the financing of its operations by providing funds to its entities as needed. These transactions were recorded in “Former parent’s investment, net” when advanced and were reflected in the unaudited condensed combined statement of cash flows as financing activities. Accordingly, none of our former parent’s cash and cash equivalents were assigned to us in the unaudited condensed combined financial statements. “Cash and cash equivalents” prior to the spin-off represent cash held by us.

Support services provided and other amounts with our former parent and former parent’s affiliates: Prior to the spin-off, we received allocated charges from our former parent and its affiliates for certain corporate support services, which are recorded within “Selling, general and administrative expense” in our unaudited condensed combined statement of income, net of cost recoveries reflecting services provided by us and allocated to our former parent. Management believes the bases used for the allocations are reasonable and reflect the portion of such costs, net of cost recoveries, attributable to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company.

These allocated costs, net of cost recoveries, are summarized in the following table:

	Three months ended	Six months ended
In thousands	Jun. 28, 2015	Jun. 28, 2015
Corporate allocations (a)	$13,199	$25,832
Occupancy (b)	1,470	2,884
Depreciation (c)	2,208	4,067
Other support costs (d)	2,591	6,249
Cost recoveries (e)	(3,404)	(6,055)
Total	$16,064	$32,977

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

NOTE 14 — Subsequent events
Assets of North Jersey Media Group: On July 6, 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. ("NJMG") for approximately $44 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald. We financed the transaction with available cash on hand. The purchase price consisted of a combination of cash and contingent consideration; however, it is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the respective acquisition date and the issuance of this report.

ReachLocal, Inc.: On June 27, 2016, we announced the execution of a definitive merger agreement to acquire 100% of the outstanding shares of ReachLocal, Inc., a provider of digital services to small and medium sized businesses, for $4.60 in cash per share in a transaction valued at approximately $156 million. The transaction is expected to be completed in the third quarter of 2016.

tronc, Inc.: During the second quarter of 2016, we publicly announced an offer to acquire all of the outstanding shares of common stock of tronc, Inc., formerly known as Tribune Publishing Company ("tronc"), for $15.00 in cash per tronc share in a transaction valued at approximately $864 million, including assumed debt. At the present time, we are not able to determine if or when this proposed acquisition will be consummated.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated and combined financial statements and related notes. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q includes carve-out financial information for periods prior to the spin-off date. This carve-out information may not necessarily reflect what our financial condition, results of operations, and cash flows would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations, and cash flows may be in the future.
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described under Cautionary Statement Regarding Forward-Looking Statements and throughout this Quarterly Report, as well as the factors described in our 2015 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under “Risk Factors.”

Overview

Gannett is a leading international, multi-platform news and information company delivering high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. We united our local and national media brands under the USA TODAY NETWORK, serving as the largest local to national media network in the U.S. The network is powered by an integrated and award-winning news organization with deep roots in 107 local communities, plus USA TODAY, more than 3,700 journalists, and a combined reach of more than 107 million visitors monthly. There have been more than 22 million downloads of USA TODAY’s award-winning app on mobile devices and 4 million downloads of apps associated with our local publications. In addition, Newsquest is a digital leader in the U.K. where its network of websites attracts nearly 25 million unique visitors monthly. With more than 120 markets in the U.S. and the U.K., Gannett is known for Pulitzer Prize-winning newsrooms, powerhouse brands such as USA TODAY, and specialized media properties.

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

Certain Matters Affecting Current and Future Operating Results

The following items affect period-over-period comparisons from 2015 and will continue to affect period-over-period comparisons for future results:

•
Acquisition of Journal Media Group (“JMG”) – On April 8, 2016, we completed the acquisition of 100% of the outstanding common stock of JMG, a media company with print and digital publishing operations serving 15 U.S. markets in 9 states. Our results reflect an increase in total revenues of $92.6 million in the second quarter of 2016 as a result of the acquisition.

•
Acquisition of Texas-New Mexico Newspaper Partnership (“TNP”) and Romanes Media Group (“RMG”) – On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (“CNP”) and additional cash consideration. As a result, we own 100% of TNP and no longer have any ownership interest in CNP. Our results reflect an increase in total revenues of $11.5 million in the second quarter of 2016 and $29.6 million year-to-date 2016 as a result of consolidating TNP and a decrease in “Equity income in unconsolidated investees, net” of $0.9 million in the second quarter of 2016 and $0.4 million year-to-date 2016.

On May 26, 2015, Newsquest acquired RMG, one of the leading regional media groups in the U.K. RMG publishes local newspapers in Scotland, Berkshire, and Northern Ireland, and its portfolio is comprised of one daily newspaper and 28 weekly newspapers and their associated websites. Our results reflect an increase in total revenues of $3.0 million in the second quarter of 2016 and $8.6 million year-to-date 2016 as a result of the acquisition.

JMG, TNP and RMG are collectively referred to as our acquired businesses in the Results of Operations discussion below.

•
Facility Consolidation and Asset Impairment Charges – We evaluated the carrying values of property, plant and equipment at certain sites because of facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. We recorded pre-tax charges for facility consolidations and asset impairments of $3.9 million and $5.1 million in the second quarter of 2016 and 2015, respectively, and $4.5 million and $6.6 million year-to-date 2016 and 2015, respectively.

•
Severance-related Expenses – We initiated various cost reducing, severance-related actions. In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. We recorded no severance-related expenses in the second quarter of 2016 and $1.1 million year-to-date 2016 related to this action. Further, we also had other employee termination actions associated with our facility consolidation and other cost reduction efforts. We recorded severance-related expenses of $18.2 million and $7.6 million for the second quarter of 2016 and 2015, respectively, and $20.9 million and $19.5 million year-to-date 2016 and 2015, respectively, related to this action.

•
New Digital Agreements – Beginning in the third quarter of 2015 and in conjunction with the execution of new agreements with businesses owned by our former parent following the separation (principally Cars.com and CareerBuilder), we began reporting wholesale fees associated with sales of certain third party digital advertising products and services on a net basis as a reduction of the associated digital advertising revenues rather than in operating expenses in our unaudited consolidated and combined statements of income. There is no impact on operating income, operating cash flows, net income, or earnings per share. For the second quarter of and year-to-date 2016, revenue comparisons to the same period in the prior year were negatively impacted by $15.6 million and $30.2 million, respectively.

•
Foreign Currency – Our U.K. publishing operations are conducted through our Newsquest subsidiary. Our U.K. earnings are translated at the average British pound sterling-to-U.S. dollar exchange rate. Therefore, a strengthening in that exchange rate will improve our U.K. revenue and earnings contributions to consolidated results, and a weakening of that exchange rate will have a negative impact. Results for the second quarter of 2016 were translated from the British pound sterling to U.S. dollars at an average rate of 1.44 compared to 1.53 for the comparable period last year. This 6% decline in the exchange rate unfavorably impacted 2016 revenue comparisons by approximately $5.7 million.

Outlook for the remainder of 2016: We intend to continue to drive growth opportunities by capitalizing on our national brand equity to increase the integration of local and national content, enhance our position as a trusted provider of local news and information through expanded digital offerings, and leverage our expertise to provide integrated solutions to advertisers. While we expect traditional advertising and circulation revenues to remain challenged due to market pressures, we anticipate some of that decline will be offset by growth in digital marketing services and other digital revenues. We will continue to focus on operational excellence by maximizing the efficiency of our print, sales, administrative, and distribution functions to reduce costs and increase profitability.

Selective acquisitions or dispositions, leveraging our revenue opportunities, digital innovations, and expense discipline will supplement our operating results.

Subsequent to the second quarter of 2016, on July 6, 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. ("NJMG") for approximately $44 million, which is comprised of a combination of cash and contingent consideration. We financed the transaction with available cash on hand.

On June 27, 2016, we announced the execution of a definitive merger agreement to acquire 100% of the outstanding shares of ReachLocal, Inc., for $4.60 in cash per share in a transaction valued at approximately $156 million. The transaction is expected to be completed in the third quarter of 2016.

During the second quarter of 2016, we publicly announced an offer to acquire all of the outstanding shares of common stock of tronc, Inc., formerly known as Tribune Publishing Company ("tronc"), for $15.00 in cash per tronc share in a transaction valued at approximately $864 million, including assumed debt. At the present time, we are not able to determine if or when this proposed acquisition will be consummated.

On June 23, 2016, a referendum in the United Kingdom resulted in favor of leaving the European Union (commonly referred to as “Brexit”). The announcement of the referendum triggered a weakening of the British pound sterling by approximately 8% against the U.S. dollar. This is expected to impact revenues and expenses measured for financial reporting purposes in U.S. dollars for the remainder of 2016.

Results of Operations

A summary of our results is presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2016	2015	Change	2016	2015	Change
Operating revenues:
Advertising	$409,834	$410,487	—%	$761,055	$807,753	(6%)
Circulation	287,586	265,904	8%	550,289	537,162	2%
Other	51,371	50,681	1%	96,815	99,517	(3%)
Total operating revenues	748,791	727,072	3%	1,408,159	1,444,432	(3%)
Operating expenses:
Operating expenses	689,883	645,415	7%	1,275,971	1,303,588	(2%)
Depreciation	29,292	23,958	22%	53,251	48,386	10%
Amortization	1,640	3,608	(55%)	2,958	7,007	(58%)
Facility consolidation and asset impairment charges	3,943	5,097	(23%)	4,487	6,646	(32%)
Total operating expenses	724,758	678,078	7%	1,336,667	1,365,627	(2%)
Operating income	24,033	48,994	(51%)	71,492	78,805	(9%)
Non-operating (expense) income, net	(2,953)	27,390	***	(6,035)	32,239	***
Income before income taxes	21,080	76,384	(72%)	65,457	111,044	(41%)
Provision for income taxes	8,806	23,057	(62%)	21,891	24,470	(11%)
Net income	$12,274	$53,327	(77%)	$43,566	$86,574	(50%)

*** Indicates an absolute value percentage change greater than 100.

Operating revenues: We generate revenue through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified, and national advertising across multiple platforms including print, online, mobile, and tablet as well as niche publications. In addition, we generate advertising revenue by providing digital marketing products and services ranging from search optimization to social media to website development. Circulation revenues are derived principally from distributing our publications on our digital platforms and from home delivery and single copy sales of our publications. Other revenues are derived mainly from commercial printing and distribution arrangements.

Quarter ended June 26, 2016 versus quarter ended June 28, 2015

Our operating revenues were $748.8 million in the second quarter of 2016, an increase of 3% from $727.1 million in the same period in 2015, primarily driven by revenues associated with our acquired businesses of $107.1 million. Partially offsetting this increase was the continued softness in advertising revenues and declining trends in circulation revenue. Our revenues were generated principally from advertising and circulation sales. Advertising sales accounted for 55% of our total revenues for the second quarter of 2016 while circulation sales accounted for 38% of our total revenues for the second quarter of 2016.

Digital revenues, which are a component of advertising, circulation, and other revenues, were $169.1 million in the second quarter of 2016 and $176.8 million in the same period in 2015. This decrease consists of $15.6 million related to the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis (as described above) and $7.2 million related to the unfavorable changes to the CareerBuilder affiliate agreement, partially offset by digital revenues associated with our acquired businesses of $20.7 million.

Our results in our U.K. operations are translated from the British pound sterling to U.S. dollar at the average exchange rate. This average rate declined 6% in the second quarter of 2016 compared to the same quarter last year and unfavorably impacted second quarter 2016 revenues by approximately $5.7 million.

Advertising revenues: Advertising revenues for the second quarter of 2016 were $409.8 million, a slight decrease compared to the same period in 2015. Advertising revenues associated with our acquired businesses increased $62.9 million. Without the impact of our acquired businesses, advertising revenues decreased 16%, which is primarily due to lower advertising demand consistent with general trends adversely impacting the publishing industry as well as a decrease of $22.7 million due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements (as discussed above). Foreign currency rate fluctuations negatively affected advertising revenues by $3.8 million.

Digital advertising revenues, which comprise retail, national, and classified advertising, were $98.2 million in the second quarter of 2016, an 11% decrease compared to the same period in 2015. The decrease consisted of $22.7 million due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements (as discussed above). Without the impact of these changes, digital advertising revenue would have increased 10% year over year, primarily due to digital advertising revenues associated with our acquired businesses of $9.5 million.

Retail advertising revenues of $220.4 million in the second quarter of 2016 increased by $20.7 million or 10% compared to the same period in 2015. This increase was due primarily to $42.2 million in retail advertising revenues attributable to our acquired businesses. Retail advertising revenues exclusive of acquired businesses fell 12% due to lower advertising demand in print publications.

National advertising revenues of $51.3 million in the second quarter of 2016 decreased by $1.4 million or 3% of 2016 compared to the same period in 2015 primarily due to lower advertising sales in all markets.

Classified advertising revenues of $138.1 million in the second quarter of 2016 declined 11% in the U.S. and 19% in the U.K. in local currency compared to the same period in 2015. Domestically, automotive advertising revenues decreased $11.2 million, of which $12.4 million was attributable to the change in reporting of the Cars.com agreement. Employment advertising revenues declined $11.3 million, of which $7.2 million was attributable to the unfavorable changes to the CareerBuilder affiliate agreement. These decreases were slightly offset by increases to real estate and legal advertising revenues of $2.7 million and $2.5 million, respectively. In the U.K., automotive, employment and real estate advertising revenues were lower as a result of general trends in the newspaper industry.

Circulation revenues: Total circulation revenues were $287.6 million in the second quarter of 2016, an 8% increase compared to the same period in 2015. This increase was primarily attributable to circulation revenues associated with our acquired businesses of $36.7 million. Print circulation revenues were $222.0 million in the second quarter of 2016 and $203.2 million in the same period in 2015, a 9% increase year over year. Additionally, digital circulation revenues were $65.6 million in the second quarter of 2016 and $62.7 million in the same period in 2015, a 5% increase year over year. Foreign currency exchange rates negatively affected circulation revenues by $1.5 million.

Other revenues: Commercial printing and other revenues of $51.4 million in the second quarter of 2016 increased slightly compared to the same period in 2015. Other revenues accounted for approximately 7% of total revenues for the quarter.

Six months ended June 26, 2016 versus six months ended June 28, 2015

During the first six months of 2016, operating revenues were $1.4 billion, a decrease of $36.3 million or 3% compared to the same period in 2015. Revenues associated with our acquired businesses impacting the change year over year were $130.8 million. Without the revenues associated with our acquired business, operating revenues decreased 12%, or $167.1 million, which reflects the continued softness in advertising revenues and declining trends in circulation revenue. Advertising sales accounted for 54% of our total revenues for the first six months of 2016, while circulation sales accounted for 39% of our total revenues for the first six months of 2016.

Digital revenues, such as advertising on various digital platforms and subscription fees, were $321.6 million in the first six months of 2016, an 8% decrease compared to the same period in 2015. This decrease consists of $30.1 million related to the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis (as described above) and $16.3 million related to the unfavorable changes to the CareerBuilder affiliate agreement, partially offset by digital revenues associated with our acquired businesses of $24.9 million.

Our results at Newsquest are translated from the British pound sterling to U.S. dollar at an average exchange rate. For the first six months of 2016, the average exchange rate declined 6% compared to the same period in 2015, which unfavorably impacted revenues for the first six months of 2016 by approximately $11.1 million.

Advertising revenue: Advertising revenue for the first six months of 2016 decreased $46.7 million or 6%, to $761.1 million compared to the same period in 2015. Advertising revenues associated with our acquired businesses increased $78.4 million. Without the impact of our acquired business, advertising revenues decreased 16%, which reflects lower advertising demand consistent with general trends adversely impacting the publishing industry as well as a decrease of $46.5 million due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements (as discussed above). The decline in the average British pound sterling to U.S. dollar exchange rate during 2016 also represented $7.3 million of the decline.

Digital advertising revenues, which comprise retail, national, and classified advertising, were $185.6 million in the first six months of 2016 and $215.3 million for the same period in 2015, a 14% decrease over prior year. The decrease consisted of $46.5 million due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements (as discussed above). Without the impact of these changes, digital advertising revenue would have increased 8% year over year primarily due to digital advertising revenues associated with our acquired businesses of $12.1 million.

Retail advertising revenues of $397.2 million for the first six months of 2016 were up $8.3 million or 2% compared to the same period in 2015. This increase was due primarily to $50.3 million in retail advertising revenues attributable to our acquired businesses. Retail advertising revenues exclusive of acquired businesses fell 12% due to lower advertising demand in print publications.

National advertising revenues of $103.6 million for the first six months of 2016 decreased $2.3 million or 2% compared to the same period in 2015 due to soft advertising demand.

Classified advertising revenues of $260.3 million for the first six months of 2016 declined 17% in the U.S. and 17% in the U.K. in local currency compared to the same period in 2015. U.S. automotive and employment advertising decreased $24.3 million and $23.9 million, respectively, for the first six months of 2016. These decreases were slightly offset by legal and real estate advertising, which increased by $4.5 million and $1.1 million, respectively. In the U.K., all classified advertising categories decreased compared to 2015 as a result of general trends in the publishing industry.

Circulation revenue: For the first six months of 2016, total circulation revenues were $550.3 million, a 2% increase over the same period in 2015. This increase was primarily attributable to circulation revenues associated with our acquired businesses of $44.3 million. Print circulation revenues were $424.4 million in the second quarter of 2016 and $409.3 million in the second quarter of 2015, a 4% increase. Digital circulation revenues were $125.9 million in the first six months of 2016 and $127.9 million in the first six months of 2015, a 2% decrease. Foreign currency exchange rates negatively affected circulation revenues by $2.9 million in the six months ended June 26, 2016.

Other revenue: Commercial printing and other revenues of $96.8 million for the six months of 2016 declined 2.7% compared to the same period in 2015. Other revenues accounted for 7% of total revenues for the first six months of 2016.

Operating expenses: Payroll and benefits are the largest component of our operating expenses. Other significant operating expenses include production and distribution costs.

Quarter ended June 26, 2016 versus quarter ended June 28, 2015

Operating expenses increased 7% during the quarter to $724.8 million compared to $678.1 million for the same period in 2015. This increase was primarily due to costs associated with our acquired businesses of $111.8 million, partially offset by continued company-wide cost efficiency efforts, the impact of the decline in the average British pound sterling to U.S. dollar exchange rate, and lower newsprint expenses, partially offset by the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis as described above.

Overall cost of sales for the second quarter of 2016 increased $18.1 million, or 4%, from the same period in 2015. The increase in cost of sales for the quarter was driven primarily by costs incurred by our acquired businesses of $74.2 million, partially offset by the decrease in newsprint costs as well as an overall decline in circulation volumes and other revenues. Included in cost of sales in the second quarter of 2016 were payroll and employee benefits expenses of approximately $177.0 million, compared with approximately $167.7 million of similar expenses for the same period in 2015, a 5.6% increase. Also included in cost of sales in the second quarter of 2016 were newsprint costs of approximately $38.9 million compared with approximately $45.3 million for the same period in 2015, a 14.3% decrease. The decrease represents lower prices and lower volume for newsprint.

Total selling, general, and administrative expenses for the second quarter of 2016 increased by $26.4 million, or 15%, from the same period in 2015. The increase in selling, general, and administrative expenses for the quarter was driven primarily by expenses associated with our acquired businesses of $37.7 million, partially offset by continued company-wide cost efficiency efforts. Included in selling, general, and administrative expenses were payroll and employee benefit costs of approximately $135.3 million compared with approximately $126.7 million for the same period in 2015, a 6.8% increase year over year.

Depreciation expense for the second quarter of 2016 was 22% higher compared to the same period in 2015, primarily attributable to our acquired businesses. Amortization expense decreased by 55% as a result of the impairment charges that occurred in the fourth quarter of 2015 as well as older intangible assets that became fully amortized during the quarter, partially offset by amounts attributable to our acquired businesses.

Our space consolidation initiative continued in the second quarter of 2016, including the disposition of older, underutilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities to the unaudited condensed consolidated and combined financial statements.

Six months ended June 26, 2016 versus six months ended June 28, 2015

During the first six months of 2016, operating expenses decreased 2%, or $29.0 million, to $1.3 billion compared to the same period in 2015. The decrease, excluding $133.8 million of operating expenses associated with our acquired businesses, was 12.0% which was driven by company-wide cost efficiency efforts, the impact of the decline in the average British pound sterling to U.S. dollar exchange rate, lower newsprint expenses, and the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis as described above.

Overall cost of sales decreased $42.0 million, or 4%, compared to the same period in 2015. Included in cost of sales for the first six months of 2016 were payroll and employee benefit expenses of approximately $339.1 million, compared with approximately $342.5 million for the same period in 2015, a 1.0% decrease. Also included in cost of sales in the first six months of 2016 were newsprint costs of approximately $71.9 million compared with approximately $92.6 million for the same period in 2015, a 22.3% decrease. This decrease represents lower prices and volume for newsprint. The remaining decrease in cost of sales reflects an overall decline in circulation volumes and other revenues, partially offset by cost of sales associated with our acquired businesses of $88.9 million.

Total selling, general, and administrative expenses for the first six months of 2016 increased by $14.3 million, or 4% compared to the same period in 2015. Included in selling, general, and administrative expenses were payroll and employee benefit expenses of approximately $248.7 million, a 1.6% decrease compared to the same period in 2015. The primary driver of the increase in selling, general, and administrative expenses for the first six months of 2016 was costs associated with our acquired businesses of $44.9 million.

Depreciation expense was 10% higher in the first six months of 2016 compared to the same period in 2015, primarily attributable to our acquired businesses. Amortization expense in the first six months of 2016 decreased 58% as compared to the same period in 2015 due to older intangible assets that became fully amortized in 2015, partially offset by amounts attributable to our acquired businesses.

Our space consolidation initiative, described above, continued during the first six months of 2016, causing us to recognize facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities to the unaudited condensed consolidated and combined financial statements.

Non-operating income, net: Our non-operating expenses, net, and non-operating income, net, are driven by certain items that fall outside of our normal business operations. Non-operating expense, net, for the second quarter of 2016 was $3.0 million compared to income of $27.4 million in the same period in 2015. Income in the prior year primarily reflected the gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in CNP. Interest expense was $3.0 million for the three months ended June 26, 2016 compared to $0.1 million for the same period in 2015. Interest expense was $4.9 million for the six months ended June 26, 2016 compared to $0.2 million for the same period in 2015. The increase in interest expense was primarily attributable to borrowings under the Credit Facility to fund our acquisition of JMG.

Income tax expense: Our reported effective income tax rate on pre-tax income was 41.8% for the second quarter of 2016, compared to 30.2% for the same period in 2015. Our reported effective income tax rate on pre-tax income was 33.4% for the first six months of 2016, compared to 22.0% for the same period in 2015. The tax rate for the second quarter and first six months of 2016 was higher than the comparable rate for the same period in 2015 due to a one-time tax benefit in 2015 from a change in accounting method to amortize previously non-deductible intangible assets, interest expense disallowance in the U.K. in 2016, and non-deductible transaction costs in 2016.

Net income: Net income was $12.3 million for the second quarter of 2016, compared to $53.3 million for the same period in 2015. The decline in net income for the second quarter of 2016 was driven primarily by the operating results described above. Also contributing to the decline were severance-related charges of $18.0 million, acquisition related expenses of $12.8 million, and asset impairment charges of $3.7 million. Net income in the second quarter of 2015 was favorably impacted by a $21.8 million gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in CNP, partially offset by severance-related charges of $15.4 million and asset impairment charges of $3.6 million. In addition, the effective tax rate increased 11.6% for the second quarter of 2016 compared to the same period in 2015 as discussed above.

Net income was $43.6 million for the first six months of 2016, compared to $86.6 million for the same period in 2015. Adversely affecting net income for the first six months of 2016 were severance-related charges of $21.7 million, acquisition related expenses of $14.6 million, and asset impairment charges of $3.7 million. Included in net income for the same period of 2015 were a $21.8 million gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in CNP, offset by severance-related charges of $27.3 million, other transformation items of $3.0 million, and $3.6 million in asset impairment charges. In addition, the effective tax rate increased 11.4% for the first six months of 2016 compared to the same period in 2015 as discussed above.

Diluted earnings per share: Diluted earnings per share were $0.10 for the second quarter of 2016, compared to $0.46 for the same period in 2015. Diluted earnings per share were $0.37 for the first six months of 2016, compared to $0.75 for the same period in 2015. The decreases in diluted earnings per share for the second quarter of 2016 and the first six months of 2016 compared to the same periods in 2015 were primarily attributed to the aforementioned net income decreases discussed above, as well as an increase in diluted weighted average number of common shares outstanding of approximately 3% for both 2016 periods.

Liquidity and Capital Resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility described below, are expected to provide sufficient liquidity to meet our requirements, including those for investments, expected dividends, and expected share repurchases. For strategic acquisitions, we will consider financing options as applicable.

Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2016	2015
Net cash flow from operating activities	$81,147	$26,695
Net cash flow used for investing activities	(284,899)	(27,042)
Net cash flow from (used for) financing activities	153,486	(9,374)
Effect of currency exchange rate change	(2,304)	66
Net decrease in cash	$(52,570)	$(9,655)

Our net cash flow from operating activities was $81.1 million for the first six months of 2016, compared to $26.7 million of net cash flow from operating activities for the same period in 2015. The increase in net cash flow from operating activities primarily resulted from a reduction in pension and other postretirement contributions of $72.3 million compared to the prior year, partially offset by declining revenues.

Cash flows used for investing activities totaled $284.9 million for the first six months of 2016, primarily consisting of payments of $260.5 million for the JMG acquisition, capital expenditures of $26.1 million, and investments of $8.7 million, partially offset by proceeds from sales of certain assets of $10.4 million. Cash flows used for investing activities totaled $27.0 million for the first six months of 2015, primarily due to payments of $28.7 million for the acquisitions of TNP and RMG and $20.6 million of capital expenditures, partially offset by proceeds from investments of $12.4 million and proceeds from sales of certain assets of $11.8 million.

Cash flows from financing activities totaled $153.5 million for the first six months of 2016, primarily consisting of proceeds from borrowings under our Credit Facility of $250.0 million to purchase JMG and proceeds from issuance of common stock upon settlement of stock awards of $9.3 million, partially offset by the payment of dividends to our shareholders of $55.8 million and the repayment of borrowings under our Credit Facility of 50.0 million. We paid out two quarterly dividends in the second quarter of 2016.

Cash flows used for financing activities totaled $9.4 million for the first six months of 2015. Prior to the separation, cash used for financing activities was primarily related to transactions with our former parent with nominal impact from cash outflows relating to contingent consideration arrangements. Our former parent historically utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to our former parent and vice versa. Accordingly, the net cash flow between us and our former parent is presented as a financing activity.

Revolving credit facility

On June 29, 2015, we entered into a new five-year secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500 million. Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (“LIBOR loan”) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the one month LIBOR rate plus 1.00% (“ABR loan”). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit.

Customary fees are payable related to the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, payable quarterly in arrears and based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property, and pledges of the capital stock of each subsidiary guarantor.

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of June 26, 2016.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of June 26, 2016.

During April 2016, we borrowed $250 million under the Credit Facility to finance the acquisition of JMG, which is described in Note 2 — Acquisitions. As of June 26, 2016, we had $200.0 million outstanding borrowings under the Credit Facility plus $15.4 million of letters of credit outstanding, leaving $284.6 million of availability remaining.

Additional Information

On July 19, 2016, we declared a quarterly cash dividend of $0.16 per share of common stock. The dividend will be paid on September 19, 2016 to shareholders of record as of the close of business on September 6, 2016.

Our Board of Directors has approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management’s discretion, either in the open market or in privately negotiated block transactions. Management’s decision to repurchase shares will depend on a number of factors, including share price and other corporate liquidity requirements. We expect share repurchases may occur from time to time over the three years. No shares were repurchased in the first six months of 2016.

Results from Operations - Non-GAAP Information

Presentation of non-GAAP information

We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures and should be read together with financial information presented on a GAAP basis.

In this report, we present adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share (“EPS”), which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting of workforce restructuring charges, transformation costs, and non-cash asset impairment charges. We believe such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges (including early retirement programs), (6) facility consolidation costs, (7) asset impairment charges, (8) depreciation, and (9) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

Adjusted net income is a non-GAAP financial performance measure we use for the purpose of calculating Adjusted EPS. Adjusted net income is defined as net income before the adjustments we apply in calculating Adjusted EPS as described below. We believe presenting adjusted net income is useful to enable investors to understand how we calculate adjusted EPS, which provides a useful view of the overall operation of our business.

Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS, which may not be comparable to a similarly titled measure reported by other companies, as EPS before tax-affected (1) severance-related charges (including early retirement programs), (2) other transformation items, (3) asset impairment charges, and (4) acquisition-related expenses (gains). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 20.0% and the U.S. of 38.7%. In addition, tax is adjusted for the impact of non-deductible acquisition costs. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

Free cash flow is a non-GAAP liquidity measure that adjusts our reported GAAP results for items we believe are critical to the ongoing success of our business. We define free cash flow, which may not be comparable to a similarly titled measure reported by other companies, as cash flow from operating activities less capital expenditures, which results in a figure representing free cash flow available for use in operations, additional investments, debt obligations and returns to shareholders. The most directly comparable GAAP financial measure is net cash from operating activities.

We use non-GAAP financial measures for purposes of evaluating our performance and liquidity. Therefore, we believe each of the non-GAAP measures presented provides useful information to investors by allowing them to view our businesses through the eyes of our management and Board of Directors, facilitating comparison of results across historical periods, and providing a focus on the underlying ongoing operating performance of our business. Many of our peer group companies present similar non-GAAP measures to better facilitate industry comparisons.

Discussion of non-GAAP financial results

Summary of non-GAAP items: We recorded severance related charges, including the early retirement programs, totaling $18.0 million in the second quarter of 2016 and $15.4 million for the same period in 2015. For the six months ended June 26, 2016, we recorded severance related charges totaling $21.7 million compared with $27.3 million for the same period in the 2015. These charges were recorded in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change our cost structure.

We recorded acquisition-related expenses totaling $12.8 million in the second quarter of 2016 and $14.6 million for the six months ended June 26, 2016.

Company-wide transformation plans led us to recognize charges associated with revising the useful lives of certain assets over a shortened period, shutdown costs, charges to reduce the carrying value of assets held for sale to fair value less costs to sell, as well as other transformation charges. Total charges for these matters were $3.9 million in the second quarter of 2016 and $5.1 million in the second quarter of 2015. For the six months ended June 26, 2016, we recorded total charges for these matters of $3.3 million compared with $6.6 million in the same period in the prior year.

Discussion of non-GAAP measures: The following discussion reflects all as-adjusted (non-GAAP basis) measures as non-GAAP or “adjusted.”

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited condensed consolidated and combined statements of income are presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2016	2015	Change	2016	2015	Change
Net income (GAAP basis)	$12,274	$53,327	(77%)	$43,566	$86,574	(50%)
Provision for income taxes	8,806	23,057	(62%)	21,891	24,470	(11%)
Equity income in unconsolidated investees, net	(469)	(4,495)	(90%)	(1,610)	(10,802)	(85%)
Other non-operating items, net	3,422	(22,895)	***	7,645	(21,437)	***
Operating income (GAAP basis)	24,033	48,994	(51%)	71,492	78,805	(9%)
Early retirement program	(244)	7,801	***	835	7,801	(89%)
Severance related charges	18,242	7,568	***	20,859	19,513	7%
Acquisition related expenses	12,788	—	***	14,639	—	***
Other transformation items	223	1,479	(85%)	(419)	3,028	***
Asset impairment charges	3,720	3,618	3%	3,706	3,618	2%
Depreciation	29,292	23,958	22%	53,251	48,386	10%
Amortization	1,640	3,608	(55%)	2,958	7,007	(58%)
Adjusted EBITDA (non-GAAP basis)	$89,694	$97,026	(8%)	$167,321	$168,158	—%

*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $89.7 million in the second quarter of 2016 compared to $97.0 million for the same period in 2015, a decrease of $7.3 million or 8%. The decrease in the second quarter adjusted EBITDA was primarily due to reduced contributions resulting from the new Cars.com and CareerBuilder affiliate agreements, unfavorable foreign exchange rate changes, as well as ongoing reductions in print advertising revenues. The decreases were partially offset by ongoing cost reductions and efficiency gains in operating expenses, increases in acquisition related expenses, as well as increases in operating results from our acquired businesses. Adjusted EBITDA for the six months ended June 26, 2016 of $167.3 million is $0.8 million lower than the $168.2 million for the same period of 2015. These declines in the year-to-date amounts are driven by the same factors affecting the second quarter comparisons.

Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited condensed consolidated and combined statements of income are presented below:

In thousands, except per share data	Quarter-to-Date			Year-to-Date
	2016	2015	Change	2016	2015	Change
Early retirement program	$(244)	$7,801	***	$835	$7,801	(89%)
Severance-related charges	18,242	7,568	***	20,859	19,513	7%
Acquisition related expenses	12,788	(20,621)	***	14,639	(20,621)	***
Other transformation items	223	1,479	(85%)	(419)	3,028	***
Asset impairment charges	3,720	3,618	3%	3,769	3,618	4%
Pre-tax impact	34,729	(155)	***	39,683	13,339	***
Income tax impact of above items	(10,864)	775	***	(12,657)	(3,964)	***
Impact of items affecting comparability on net income	$23,865	$620	***	$27,026	$9,375	***

Net income (GAAP basis)	$12,274	$53,327	(77%)	$43,566	$86,574	(50%)
Impact of items affecting comparability on net income	23,865	620	***	27,026	9,375	***
Adjusted net income (non-GAAP basis)	$36,139	$53,947	(33%)	$70,592	$95,949	(26%)

Earnings per share - diluted (GAAP basis)	$0.10	$0.46	(78%)	$0.37	$0.75	(51%)
Impact of items affecting comparability on net income	0.20	0.01	***	0.22	0.08	***
Adjusted earnings per share - diluted (non-GAAP basis)	$0.30	$0.47	(36%)	$0.59	$0.83	(29%)
Diluted weighted average number of common shares outstanding	118,955	114,959	3%	118,805	114,959	3%

*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.30 for the second quarter of 2016 compared to $0.47 for the same period in 2015. The decline in adjusted diluted EPS was attributable to reduced contributions resulting from the new Cars.com and CareerBuilder affiliate agreements, unfavorable foreign exchange rate changes, increases in acquisition related expenses, as well as ongoing reductions in print advertising revenues, partially offset by ongoing cost reductions and efficiency gains in operating expenses as well as increases in operating results from our acquired businesses. Also, fully diluted earnings per share reflect a diluted share count of 119.0 million shares, approximately 4.0 million higher than at the end of the second quarter of 2015 due to the addition of the dilutive effect of stock awards, principally resulting from compensatory awards made by our former parent that were converted into Gannett awards as a result of the spin-off. Adjusted earnings per share on a fully diluted basis for the six months ended June 26, 2016 were $0.59 compared to $0.83 for the same period in 2015. These declines in the year-to-date amounts are driven by the same factors affecting the second quarter comparisons.

Reconciliations of free cash flow from net cash flow from operating activities presented in accordance with GAAP on our unaudited condensed consolidated and combined statements of cash flow are presented below:

In thousands	Year-to-Date
	2016	2015
Net cash flow from operating activities (GAAP basis)	$81,147	$26,695
Capital expenditures	(26,136)	(20,617)
Free cash flow (non-GAAP basis)	$55,011	$6,078

The net increase in free cash flow was $48.9 million from 2015 to 2016. This increase was attributable to net cash flow from operating activities of $81.1 million in 2016, up $54.5 million compared to the prior year primarily due to a reduction in pension and other postretirement contributions of $72.3 million and an increase of $5.5 million in cash outflows for capital expenditures during 2016 compared to the prior year. These increases were partially offset by declining revenues.

During 2015, we invested significantly in digital development and platform expansion as well as real estate optimization efforts. While we continue to invest in our digital assets, we slowed our optimization efforts in real estate during 2016 compared with 2015.

Off-Balance Sheet Arrangements

As of June 26, 2016, we had no material off-balance sheet arrangements as defined in SEC rules.

Seasonality

Our revenues are subject to moderate seasonality due to fluctuation in advertising volumes. Our advertising revenues are typically highest in the fourth quarter due to holiday and seasonal advertising. The volume of advertising sales in any period is also impacted by other external factors such as competitors’ pricing, advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance, and other matters. Forward-looking statements include all statements that are not historical facts. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project”, and similar expressions, among others, generally identify “forward-looking statements” which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to a number of risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management, is expressed in good faith, and is believed to have a reasonable basis. However, there can be no assurance the expectation or belief will result, be achieved, or be accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events, or circumstances occurring after the date of this report. Factors, risks, trends, and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations", the statements made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2015 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, and the following other factors, risks, trends and uncertainties:

•	Competitive pressures in the markets in which we operate;

•	Increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising;

•	Macroeconomic trends and conditions;

•	Economic downturns leading to a continuing or accelerated decrease in circulation or local, national, or classified advertising;

•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism, or cybersecurity attacks;

•	An accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors;

•	Our inability to adapt to technological changes or grow our online business;

•	An increase in newsprint costs over the levels anticipated;

•	Labor relations including, but not limited to, labor disputes which may cause revenue declines or increased labor costs;

•	Risks and uncertainties related to our ability to successfully integrate JMG’s operations and employees with our existing business;

•
Risks and uncertainties related to the satisfaction of the conditions of our merger agreement with ReachLocal and the consummation of the transactions contemplated by the merger agreement on a timely basis;

•	Our ability to successfully integrate ReachLocal's operations and employees with our existing business following the closing of the transactions contemplated by the merger agreement;

•
Our ability to identify and complete future acquisitions on favorable terms and to realize benefits or synergies from acquisitions of new businesses or dispositions of existing businesses or to operate businesses effectively following acquisitions or divestitures;

•	Our ability to attract and retain key employees;

•	Rapid technological changes and frequent new product introductions prevalent in electronic publishing and online business;

•	An increase in interest rates;

•	A weakening in the British pound sterling to U.S. dollar exchange rate;

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

•
An other than temporary decline in operating results and enterprise value that could lead to non-cash goodwill, other intangible asset, investment, or property, plant, and equipment impairment charges;

•	Our dependence on our former parent and other third parties to perform important services for us following the separation;

•	Our inability to engage in certain actions that could cause the separation from our former parent to fail to qualify as a tax free reorganization;

•	Any failure to realize expected benefits from, or the possibility that we may be required to incur unexpected costs as a result of, the separation; and

•	Other uncertainties relating to general economic, political, business, industry, regulatory, and market conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe our market risk from financial instruments, such as accounts receivable and accounts payable, is not material. We are exposed to foreign exchange rate risk on a limited basis due to our operations in the U.K., for which the British pound sterling is the functional currency. Translation gains or losses affecting the condensed consolidated and combined statements of income have not been significant in the past. If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 6% for the six months ended June 26, 2016.

While we are exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility, the interest expense on such borrowings and interest-bearing assets and liabilities on which we recognize imputed interest are not material. Therefore, we were not, nor would we have been, significantly impacted by changes in interest rates.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures are effective as of June 26, 2016 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 2, 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al), which alleged various violations of the TCPA arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). We agreed to settle the claims raised. The settlements are reflected, net of insurance recoveries, in our financial statements as of June 26, 2016 and were not material to our results of operations, financial position, and cash flows.

There have been no other material developments with respect to our potential liability for legal and environmental matters previously reported in our 2015 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in the “Risk Factors” section of our 2015 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission other than as described below.

We face risks and uncertainties associated with our pending acquisition of ReachLocal, including our ability to consummate the transactions contemplated by our merger agreement with ReachLocal on a timely basis.

We face risks and uncertainties associated with our pending acquisition of ReachLocal. Due to factors beyond our control, we or ReachLocal may be unable to satisfy the conditions to the closing of the tender offer or the merger contemplated by the merger agreement, or we may be unable to do so on a timely basis. A failure to consummate the transactions could have an adverse impact on our business or share price. In addition, announcement and pendency of the tender offer and merger could cause disruption in ReachLocal's business due to uncertainty about the effects of these transactions on employees, customers, distributors, and suppliers which, in turn, could adversely impact the benefits we expect to derive from the acquisition. Following the consummation of the transactions contemplated by the merger agreement, we may be unable to integrate ReachLocal's operations with ours on a timely basis or in a manner that produces material cost savings.

The United Kingdom's proposed withdrawal from the European Union could have an adverse effect on the business and financial results of our U.K. operations.

On June 23, 2016, a referendum was held in the U.K. to determine whether the country should remain a member of the European Union ("EU"), with voters approving to withdraw from the EU (commonly referred to as "Brexit"). Following the results of this referendum, the U.K. government is expected to begin discussions with the EU on the terms and conditions of the proposed withdrawal from the EU. The long-term effects of Brexit will depend on the terms negotiated between the U.K. and the EU, which may take years to complete. The uncertainty over whether the U.K. will ultimately leave the EU, as well as the final outcome of the negotiations between the U.K. and EU, as well as the final outcome of the negotiations between the U.K. and the EU, may have a protracted negative impact on the U.K. economy, which could adversely affect the business and financial results of our U.K. operations.

In addition, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the British pound sterling, among other currencies. Volatility in exchange rates is expected to continue in the short term, and the continued strengthening of the U.S. dollar relative to the British pound sterling could adversely affect our results of operations. During periods of a strengthening U.S. dollar, the local currency results of our U.K. operations translate into fewer U.S. dollars.

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

Date: August 3, 2016	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit	Location
2-1	Amendment and Plan of Merger, dated as of June 27, 2016, by and among Gannett Co., Inc., Raptor Merger Sub, Inc. and ReachLocal, Inc.	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on June 27, 2016

2-2	Tender and Support Agreement, dated as of June 27, 2016, by and among Gannett Co., Inc., Raptor Merger Sub, Inc. and each of the stockholders named therein	Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on June 27, 2016

3-1	Amended and Restated Certificate of Incorporation of the Company	Attached

10-1
Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)
Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4, SEC File No. 333-200388, filed by The E.W. Scripps Company on November 20, 2014

10-2	Scripps Tax Matters Agreement, dated July 30, 2014, by and among The E. W. Scripps Company, Desk Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Journal Communications, Inc. on July 30, 2014

10-3	Journal Tax Matters Agreement, dated July 30, 2014, by and among Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Journal Communications, Inc. on July 30, 2014

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 26, 2016, formatted in XBRL includes: (i) Unaudited Condensed Consolidated Balance Sheets at June 26, 2016 and December 27, 2015, (ii) Unaudited Condensed Consolidated and Combined Statements of Income for the fiscal quarters and six months ended June 26, 2016 and June 28, 2015, (iii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income for the fiscal quarters and six months ended June 26, 2016 and June 28, 2015, (iv) Unaudited Condensed Consolidated and Combined Cash Flow Statements for the fiscal quarters and six months ended June 26, 2016 and June 28, 2015, and (v) Unaudited Notes to Condensed Consolidated and Combined Financial Statements
Attached.