Form 10-Q
period 2016-09-25
Gannett Co., Inc.
filed 2016-11-03
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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
Registrant's telephone number, including area code: (703) 854-6000.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 28, 2016, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 116,608,382.

INDEX TO GANNETT CO., INC.
Q3 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Sept. 25, 2016	Dec. 27, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$116,801	$196,696
Accounts receivable, less allowance for doubtful accounts of $8,663 and $8,836, respectively	318,259	330,473
Other receivables	23,814	36,114
Inventories	38,455	25,777
Assets held for sale	2,001	12,288
Prepaid income taxes	26,593	935
Prepaid expenses and other current assets	33,169	27,253
Total current assets	559,092	629,536
Property, plant and equipment, at cost less accumulated depreciation of $1,525,101 and $1,645,984, respectively	1,113,861	896,585
Goodwill	699,891	575,685
Intangible assets, net	187,104	59,713
Deferred income taxes (see Note 1)	112,765	201,991
Investments and other assets	83,126	64,289
Total assets	$2,755,839	$2,427,799

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$453,414	$393,026
Dividends payable	—	18,501
Deferred income	137,760	78,967
Total current liabilities	591,174	490,494
Income taxes	21,545	22,221
Postretirement medical and life insurance liabilities (see Note 1)	87,731	87,594
Pension liabilities (see Note 1)	442,539	612,443
Long-term portion of revolving credit facility	385,000	—
Other noncurrent liabilities	162,736	156,471
Total liabilities	1,690,725	1,369,223
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 116,589,000 and 115,668,957 shares issued and outstanding, respectively	1,166	1,156
Additional paid-in capital (see Note 1)	1,742,801	1,708,291
Retained earnings (deficit)	(14,049)	22,553
Accumulated other comprehensive loss (see Note 1)	(664,804)	(673,424)
Total equity	1,065,114	1,058,576
Total liabilities and equity	$2,755,839	$2,427,799
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended		Nine months ended
	Sept. 25, 2016	Sept. 27, 2015	Sept. 25, 2016	Sept. 27, 2015

Operating revenues:
Advertising	$429,053	$384,149	$1,190,108	$1,191,902
Circulation	285,583	265,227	835,872	802,389
Other	57,685	51,860	154,500	151,377
Total operating revenues	772,321	701,236	2,180,480	2,145,668

Operating expenses:
Cost of sales and operating expenses	517,141	446,358	1,423,551	1,394,733
Selling, general and administrative expenses	219,456	173,035	589,017	528,248
Depreciation	30,638	25,291	83,889	73,677
Amortization	5,003	3,096	7,961	10,103
Facility consolidation and asset impairment charges	28,673	1,343	33,160	7,989
Total operating expenses	800,911	649,123	2,137,578	2,014,750
Operating income (loss)	(28,590)	52,113	42,902	130,918

Non-operating income (expense):
Equity income (loss) in unconsolidated investees, net	(766)	609	844	11,411
Interest expense	(3,652)	(1,582)	(8,509)	(1,760)
Other non-operating items, net	(176)	(1,833)	(2,964)	19,782
Total non-operating income (expense)	(4,594)	(2,806)	(10,629)	29,433

Income (loss) before income taxes	(33,184)	49,307	32,273	160,351
Provision (benefit) for income taxes	(8,942)	10,141	12,949	34,611
Net income (loss)	$(24,242)	$39,166	$19,324	$125,740

Earnings (loss) per share – basic	$(0.21)	$0.34	$0.17	$1.09
Earnings (loss) per share – diluted	$(0.21)	$0.33	$0.16	$1.08
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended		Nine months ended
	Sept. 25, 2016	Sept. 27, 2015	Sept. 25, 2016	Sept. 27, 2015

Net income (loss)	$(24,242)	$39,166	$19,324	$125,740
Other comprehensive income, before tax:
Foreign currency translation adjustments	(23,367)	(17,071)	(62,440)	(11,996)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	470	(650)	1,539	(2,104)
Amortization of actuarial loss	16,025	13,909	47,212	42,369
Remeasurement of pension liability	—	64,811	—	64,811
Remeasurement of postretirement benefits liability	—	1,983	—	1,983
Other	17,723	14,899	48,246	10,503
Pension and other postretirement benefit items	34,218	94,952	96,997	117,562
Other comprehensive income, before tax	10,851	77,881	34,557	105,566
Income tax effect related to components of other comprehensive income	(8,965)	(34,072)	(25,937)	(42,825)
Other comprehensive income, net of tax	1,886	43,809	8,620	62,741
Comprehensive income (loss)	$(22,356)	$82,975	$27,944	$188,481
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Nine months ended
	Sept. 25, 2016	Sept. 27, 2015

Cash flows from operating activities:
Net income	$19,324	$125,740
Adjustments to reconcile net income to net cash flow from operating activities:
Gain on acquisition	—	(21,799)
Depreciation and amortization	91,850	83,780
Facility consolidation and asset impairment charges	33,160	7,989
Pension and other postretirement expenses, net of contributions	(79,729)	(129,501)
Equity income in unconsolidated investees, net	(844)	(11,411)
Stock-based compensation	14,986	12,359
Change in accounts receivable	67,605	55,326
Change in accounts payable and accrued liabilities	(32,933)	14,420
Change in other assets and liabilities, net	(8,203)	15,911
Net cash flow from operating activities	105,216	152,814
Cash flows from investing activities:
Capital expenditures	(45,001)	(30,945)
Payments for acquisitions, net of cash acquired	(462,379)	(28,668)
Payments for investments	(12,402)	(2,750)
Proceeds from investments	151	12,402
Proceeds from sale of certain assets	16,998	16,324
Changes in other investing activities	16	—
Net cash flow used for investing activities	(502,617)	(33,637)
Cash flows from financing activities:
Dividends paid	(74,437)	—
Proceeds from issuance of common stock upon settlement of stock awards	9,714	2,727
Proceeds from borrowings under revolving credit agreement	455,000	—
Repayments of borrowings under revolving credit agreement	(70,000)	—
Changes in other financing activities	(124)	(1,218)
Transactions with former parent, net	—	(49,701)
Net cash flow from (used for) financing activities	320,153	(48,192)
Effect of currency exchange rate change on cash	(2,647)	(160)
Increase (decrease) in cash and cash equivalents	(79,895)	70,825
Balance of cash and cash equivalents at beginning of period	196,696	71,947
Balance of cash and cash equivalents at end of period	$116,801	$142,772

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$25,236	$6,545
Cash paid for interest	$7,821	$567
Non-cash investing and financing activities:
Accrued capital expenditures	$1,643	$—
Accrued dividends	$—	$18,460

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies
Description of business: Gannett Co., Inc. ("Gannett," "our," "us" and "we") is a leading international, multi-platform news and information company delivering high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. In addition, we provide a wide variety of online marketing, digital advertising, software-as-a-service, and web presence solutions to small and medium sized businesses through our wholly-owned subsidiary ReachLocal. As of September 25, 2016, our operations are comprised of 129 daily publications and related digital platforms in the U.S. and the U.K., and more than 600 and 150 non-daily local publications in the U.S. and U.K., respectively. Our 110 U.S. daily publications include USA TODAY.

Separation from former parent: On June 29, 2015, the separation of Gannett from our former parent, TEGNA Inc., was completed pursuant to a Separation and Distribution Agreement (the "Separation Agreement") dated June 26, 2015. On June 29, 2015, our former parent completed the pro rata distribution of 98.5% of the outstanding shares of Gannett common stock to its stockholders (also referred to herein as the "spin-off" or "separation"), and Gannett common stock began trading "regular way" on the New York Stock Exchange. Each holder of our former parent's common stock received one share of Gannett common stock for every two shares of our former parent's common stock held on June 22, 2015, the record date for the distribution. Immediately following the distribution, our former parent owned 1.5% of Gannett's outstanding common stock, and our former parent will continue to own our shares for a period of time not to exceed five years after the distribution. Our former parent structured the distribution to be tax free to its U.S. stockholders for U.S. federal income tax purposes.

Basis of presentation: Our accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the instructions for Form 10-Q. Therefore, the accompanying statements do not include all information and footnotes which are normally included in the Form 10-K and annual report to shareholders. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our annual report on Form 10-K for fiscal year 2015 ("2015 Annual Report on Form 10-K"). In our opinion, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All intercompany accounts have been eliminated in consolidation.

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

As of September 25, 2016, we identified an error relating to certain participant data that had resulted in an overstatement of the postretirement benefits liabilities transferred from our former parent at separation. Based on our assessments of qualitative and quantitative factors, the error and the related impacts were not considered material to the consolidated financial statements for the quarter ended September 25, 2016 or the prior periods. The error was corrected by decreasing postretirement medical and life insurance liabilities by $2.8 million and pension liabilities by $23.1 million, increasing former parent investment, net, which is now reflected in additional paid-in capital, by $17.5 million, increasing accumulated other comprehensive loss, net by $1.6 million, and decreasing deferred tax assets by $10.0 million. There are expected to be additional adjustments to correct certain participant data which are not expected to be material to the financial statements.

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

Segment presentation: In the third quarter of 2016, we determined, based on the way we manage our businesses, the nature of those businesses, and the nature of our recent acquisitions, to add an additional operating segment specific to ReachLocal. Our operating segments and goodwill reporting units are now Domestic Publishing, the U.K. group and ReachLocal.

Furthermore, pursuant to the criteria under the Financial Accounting Standards Board's ("FASB") guidance in Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, we aggregate our Domestic Publishing segment and the U.K. group into a reportable segment known as Publishing. Our reportable segments beginning in the third quarter of 2016 are Publishing and ReachLocal. In addition to these reportable segments, we have a Corporate and Other category that includes activities that are not directly attributable to or allocable to a specific segment. For further details, see Note 13 — Segment reporting.

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

Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.

Revenue recognition: Our revenues include amounts charged to customers for space purchased in our newspapers, digital ads placed on our digital platforms, advertising and marketing service fees, advertising products, commercial printing, and the provision and sale of online marketing products through our ReachLocal subsidiary. Revenues also include circulation revenues for newspapers (both print and digital) purchased by readers or distributors, reduced by the amount of any discounts taken.

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

For our online marketing products provided by our ReachLocal subsidiary, we typically enter into multi-month agreements for the delivery of our products. Under our agreements, our clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services. Revenue from the licensing of our products is recognized on a straight line basis over the applicable license or service period.

We have various advertising agreements which have both print and digital deliverables. Revenue from sales agreements containing multiple deliverable elements is allocated to each element based on the relative best estimate of selling price. Elements are treated as separate units of accounting if there is standalone value upon delivery.

Software development costs: Our subsidiary ReachLocal incurs certain costs to develop software for internal use. These costs are capitalized when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in costs of sales and operating expenses, in addition to amortization of capitalized software development costs, in the accompanying condensed consolidated and combined statements of income. We monitor our existing capitalized software costs and reduce their carrying value as a result of releases rendering previous features or functions obsolete. Software development costs are evaluated for impairment in accordance with our policy for finite-lived intangible assets and other long-lived assets. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of three years.

Recent accounting standards issued but not yet adopted: In July 2015, the FASB delayed the effective date for ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). The core principle contemplated by ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. We are currently evaluating the provisions of Topic 606 and assessing the impact on our consolidated financial results.

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

In July 2015, the FASB issued ASU 2015-11, Inventory ("Topic 330"), which requires entities using the first-in, first-out inventory costing method to subsequently value inventory at the lower of cost or net realizable value. Topic 330 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Topic 330 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of Topic 330 and assessing the impact on our consolidated financial results.

In February 2016, the FASB issued ASU 2016-02, Leases ("Topic 842"), which modifies lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the provisions of Topic 842 and assessing the impact on our consolidated financial results.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("Topic 230"), which addresses certain cash flow issues such as debt prepayment, debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the provisions of ASU 2016-15 and assessing the impact on our consolidated financial results.

NOTE 2 — Acquisitions
2016 Acquisitions

ReachLocal: On August 9, 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal, Inc. ("ReachLocal") for approximately $162.5 million in cash, net of cash acquired. We financed the transaction by borrowing $175.0 million under our credit facility as well as with available cash, and we incurred acquisition-related expenses of $12.4 million for the nine months ended September 25, 2016. Such costs were reflected in selling, general and administrative expenses in the condensed consolidated and combined statements of income.

ReachLocal offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to small and medium sized businesses. It delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed as well as the acquired deferred income tax assets and liabilities and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Cash acquired	$13,195
Other current assets	15,058
Property, plant and equipment	13,486
Intangible assets	88,500
Goodwill	114,470
Other noncurrent assets	9,641
Total assets acquired	254,350
Current liabilities	49,800
Noncurrent liabilities	28,807
Total liabilities assumed	78,607
Net assets acquired	$175,743

Acquired property, plant, and equipment will be depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill associated with the acquisition of ReachLocal is allocated entirely to the ReachLocal segment. We expect the purchase price allocated to goodwill and trade names will not be deductible for tax purposes.

Since the acquisition date, revenues for ReachLocal were $35.0 million and net loss before taxes was $11.1 million.

Assets of North Jersey Media Group: On July 6, 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. ("NJMG") for approximately $39.3 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald. We financed the transaction with available cash on hand.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities were as follows: property, plant, and equipment of $26.1 million, goodwill of $8.3 million, intangible assets of $7.2 million, noncurrent liabilities of $0.3 million, and net working capital loss of $3.4 million. Any goodwill recognized related to the acquisition of NJMG is allocated to the Publishing segment.

Journal Media Group: On April 8, 2016, we completed the acquisition of 100% of the outstanding common stock of Journal Media Group, Inc. ("JMG") for approximately $260.6 million in cash, net of cash acquired. Further, approximately $2 million of the purchase price paid was treated as post-acquisition expense for accounting purposes. We financed the transaction by borrowing $250 million under our credit facility as well as with available cash, and we incurred acquisition-related costs of $13.2 million, of which $10.7 million was incurred for the nine months ended September 25, 2016. Such costs were reflected in selling, general and administrative expenses in the condensed consolidated and combined statements of income.

JMG is a media company with print and digital publishing operations serving 15 U.S. markets in 9 states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis. The acquisition expanded our print and digital publishing operations domestically.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed as well as the acquired deferred income tax assets and liabilities and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Cash acquired	$36,825
Other current assets	54,571
Property, plant and equipment	265,641
Intangible assets	42,880
Goodwill	25,259
Other noncurrent assets	3,825
Total assets acquired	429,001
Current liabilities	76,709
Noncurrent liabilities	57,246
Total liabilities assumed	133,955
Net assets acquired	$295,046

Acquired property, plant, and equipment will be depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Any goodwill recognized related to the acquisition of JMG is allocated to the Publishing segment. We expect the purchase price allocated to goodwill and mastheads will not be deductible for tax purposes.

Since the acquisition date, revenues for JMG were $191.1 million and net loss before taxes was $6.5 million.

Pro forma information: The following table sets forth unaudited pro forma results of operations assuming the ReachLocal, NJMG and JMG acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of 2015:

	Unaudited
	Nine months ended
In thousands	Sept. 25, 2016	Sept. 27, 2015
Total revenues	$2,542,117	$2,823,440
Net income	$12,346	$44,090
Earnings per share - diluted	$0.10	$0.38

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the periods presented. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, the elimination of acquisition-related costs, and the related tax effects of the adjustments.

2015 Acquisitions

Texas-New Mexico Partnership: On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the Texas-New Mexico Partnership ("TNP") that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership ("CNP"), valued at $34.4 million, additional cash consideration, net of cash acquired, of $5.2 million, and $1.9 million in deferred consideration. As a result, we own 100% of TNP and no longer have any ownership interest or continuing involvement in CNP. Through the transaction, we acquired news organizations in Texas (El Paso Times), New Mexico (Alamogordo Daily News; Carlsbad Current-Argus; The Daily Times in Farmington; Deming Headlight; Las Cruces Sun-News; and Silver City Sun-News) and Pennsylvania (Chambersburg Public Opinion; Hanover Evening Sun; Lebanon Daily News; and The York Daily Record).

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

Acquired property, plant, and equipment will be depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. We expect the purchase price allocated to goodwill and mastheads will be deductible for tax purposes.

Romanes Media Group: On May 26, 2015, our U.K. subsidiary, Newsquest Media Group Ltd. ("Newsquest"), paid $23.4 million, net of cash acquired, to purchase 100% of the shares of Romanes Media Group ("RMG"). RMG publishes local newspapers in Scotland, Berkshire, and Northern Ireland, and its portfolio comprises one daily newspaper, 28 weekly newspapers, and their associated websites.

NOTE 3 — Restructuring activities

Severance-related expenses: We have initiated various cost reducing actions that are severance-related.

In the second quarter of 2015, we initiated an Early Retirement Opportunity Program ("EROP") for our USA TODAY employees. Since its announcement, we have recorded severance-related expenses of $7.8 million for the three and nine months ended September 27, 2015 in accordance with Accounting Standards Codification ("ASC") Topic 712.

In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. Since its announcement, we have recorded severance-related expenses of $35.1 million in accordance with ASC Topic 712. Related to this action, there was $0.8 million of additional expense recorded net in 2016 and $10.6 million in expense recorded for the three and nine months ended September 27, 2015.

In connection with our acquisitions as discussed in Note 2 — Acquisitions, we incurred certain severance-related expenses for the three and nine months ended September 25, 2016 totaling $6.3 million and $15.4 million, respectively.

We had employee termination actions associated with our facility consolidation and other cost efficiency efforts, including various one-time termination actions, terminations related to an ongoing severance plan, as well as the aforementioned acquisition-related activity. We recorded severance-related expenses of $5.1 million and $26.0 million for the three and nine months ended September 25, 2016, respectively, and $5.9 million and $25.4 million for the three and nine months ended September 27, 2015, respectively, related to these other actions.

These charges are presented in our statements of income. We recorded $4.1 million and $22.1 million in costs of sales and operating expenses and $1.0 million and $4.7 million in selling, general, and administrative expenses during the three and nine months ended September 25, 2016, respectively, related to our employee termination actions. We recorded $13.5 million and $35.4 million in costs of sales and operating expenses and $2.9 million and $8.4 million in selling, general, and administrative expenses during the three and nine months ended September 27, 2015, respectively, related to such actions.

A summary of our liabilities related to employee termination actions for the nine months ended September 25, 2016 is as follows:

In thousands	Severance Related to Acquisitions	USA TODAY 2015 EROP	August 2015 EROP	Various One-Time Actions	Ongoing Severance Plan
Balance at Dec. 27, 2015	$—	$3,337	$28,393	$9,818	$4,035
Expense	15,383	—	837	10,357	254
Payments	(6,832)	(2,407)	(27,034)	(12,695)	(2,504)
Adjustments	941	(930)	864	(2,400)	—
Balance at Sept. 25, 2016	$9,492	$—	$3,060	$5,080	$1,785

Facility consolidation and impairment charges: We evaluated and revised the carrying values and useful lives of property, plant, and equipment at certain sites to reflect the use of those assets over a shortened period because of facility consolidation efforts. We also wrote off assets that were being disposed. Certain assets classified as held-for-sale according to ASC Topic 360 resulted in us recognizing non-cash charges in both 2016 and 2015 as we reduced the carrying values to equal the fair value less cost to dispose. The fair values were based on the estimated prices of similar assets. We recorded pre-tax charges for facility consolidations and asset impairments of $28.7 million and $1.3 million for the three months ended September 25, 2016 and September 27, 2015, respectively, and $33.2 million and $8.0 million for the nine months ended September 25, 2016 and September 27, 2015, respectively.

NOTE 4 — Goodwill and other intangible assets

The following table displays information on our goodwill, indefinite-lived intangible assets and amortizable intangible assets:

In thousands	Sept. 25, 2016		Dec. 27, 2015
	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Goodwill	$699,891	$—	$575,685	$—
Indefinite-lived intangibles:
Mastheads	62,568	—	31,521	—
Amortizable intangible assets:
Developed technology	54,000	(2,350)	—	—
Customer relationships	104,718	(44,200)	68,005	(39,813)
Other	24,782	(12,414)	11,478	(11,478)

Customer relationships include subscriber lists and advertiser relationships and are amortized on a straight-line basis over their useful lives. Developed technology includes digital marketing solutions and other technology acquired as part of the ReachLocal transaction and is amortized on a straight-line basis over its useful life. Other intangibles are primarily amortizable trade names and are amortized on a straight-line basis over their useful lives.

The following table summarizes the changes in our net goodwill balance through September 25, 2016:

In thousands
	Publishing	ReachLocal	Consolidated
Balance at Dec. 27, 2015:
Goodwill	$7,297,752	$—	$7,297,752
Accumulated impairment losses	(6,722,067)	—	(6,722,067)
Net balance at Dec. 27, 2015	575,685	—	575,685
Activity during the period:
Acquisitions and adjustments (see Note 2)	34,487	114,470	148,957
Foreign currency exchange rate changes	(24,751)	—	(24,751)
Total	9,736	114,470	124,206
Balance at Sept. 25, 2016:
Goodwill	7,028,359	114,470	7,142,829
Accumulated impairment losses	(6,442,938)	—	(6,442,938)
Net balance at Sept. 25, 2016	$585,421	$114,470	$699,891

NOTE 5 — Revolving credit facility
We maintain a five-year secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million ("Credit Facility"). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate ("LIBOR loan") or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% ("ABR loan"). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00 as of the last day of the test period consisting of the last four fiscal quarters. We were in compliance with these financial covenants as of September 25, 2016.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of September 25, 2016.

On April 8, 2016, we borrowed $250 million under our Credit Facility to complete the acquisition of JMG. Furthermore, on August 9, 2016, we borrowed an additional $175 million under our Credit Facility to complete the acquisition of ReachLocal. Refer to Note 2 — Acquisitions for further details on these acquisitions. As of September 25, 2016, we had $385.0 million in outstanding borrowings under the Credit Facility and $6.9 million of letters of credit outstanding, leaving $108.1 million of availability remaining.

NOTE 6 — Retirement plans
Defined benefit retirement plans: We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our principal retirement plan is the Gannett Retirement Plan ("GRP"). Our retirement plans also include the Gannett 2015 Supplemental Retirement Plan ("SERP"), the Newsquest Pension Scheme in the U.K. ("Newsquest Plan"), and the Newspaper Guild of Detroit Pension Plan. We use a December 31 measurement date convention for our retirement plans.

Our retirement plan costs include costs for all of our qualified plans and our allocated portions of former parent-sponsored qualified and non-qualified plans and are presented in the following table:

In thousands	Three months ended		Nine months ended
	Sept. 25, 2016	Sept. 27, 2015(a)	Sept. 25, 2016	Sept. 27, 2015(a)
Service cost-benefits earned during the period	$818	$995	$2,446	$3,204
Interest cost on benefit obligation	30,853	32,997	94,571	98,483
Expected return on plan assets	(45,560)	(49,742)	(138,708)	(147,068)
Amortization of prior service cost	1,668	1,705	4,997	5,173
Amortization of actuarial loss	15,823	13,594	46,946	41,267
Expense (credit) for retirement plans	$3,602	$(451)	$10,252	$1,059
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

During the nine months ended September 25, 2016, we contributed $46.7 million (£34.8 million) to the Newsquest Plan. We expect to contribute approximately £1.9 million to the Newsquest Plan throughout the remainder of 2016.

Defined contribution plans: Our U.S. employees participate in qualified 401(k) savings plans, permitting eligible employees to make voluntary contributions on a pre-tax basis subject to certain limits. Substantially all of our employees (other than those covered by certain collective bargaining agreements) scheduled to work at least 1,000 hours during each year of employment are eligible to participate. The plans allow participants to invest their savings in various investments. For most participants, the matching formula is 100% of the first 5% of employee contributions, and the employer match obligation is settled by buying our stock in the open market and depositing it in the participants' accounts.

In connection with our acquisition of JMG as discussed in Note 2 — Acquisitions, we assumed JMG's 401(k) savings plan, which continues to cover former JMG employees. For most participants in this plan, the matching formula is 50% of the first 7% of employee contributions, and the employer match obligation is settled in cash. Additionally, effective August 9, 2016, we assumed ReachLocal's 401(k) savings plan, which continues to cover their former full-time U.S. employees and which has no employer match obligation.

Amounts charged to expense for employer contributions to the 401(k) savings plans totaled $7.5 million and $6.5 million in the three months ended September 25, 2016 and September 27, 2015, respectively. Amounts charged to expense for employer contributions to the 401(k) savings plans totaled $21.7 million and $21.2 million in the nine months ended September 25, 2016 and September 27, 2015, respectively. These amounts are recorded in Cost of sales and operating expenses and Selling, general and administrative expenses, as appropriate, in the unaudited condensed consolidated and combined statements of income.

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

Our postretirement benefit costs and our allocated portions of former parent-sponsored postretirement plans for health care and life insurance are presented in the following table:

In thousands	Three months ended		Nine months ended
	Sept. 25, 2016	Sept. 27, 2015	Sept. 25, 2016	Sept. 27, 2015
Service cost-benefits earned during the period	$49	$75	$146	$272
Interest cost on net benefit obligation	964	989	2,838	2,961
Amortization of prior service credit	(1,198)	(2,355)	(3,458)	(7,277)
Amortization of actuarial loss	202	315	266	1,102
Net periodic postretirement benefit expense (credit)	$17	$(976)	$(208)	$(2,942)

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

NOTE 8 — Income taxes
Our reported effective income tax rate on pre-tax loss was 26.9% for the three months ended September 25, 2016, compared to 20.6% on pre-tax income for the three months ended September 27, 2015. Our reported effective income tax rate on pre-tax income was 40.2% for the nine months ended September 25, 2016, compared to 21.6% for the nine months ended September 27, 2015. The tax rate for the three and nine months ended September 25, 2016 was higher than the comparable rate in 2015 due to a one-time tax benefit in 2015 from a change in accounting method to amortize previously non-deductible intangible assets, interest expense disallowance in the U.K. in 2016, U.K. tax rate changes and non-deductible transaction costs in 2016.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $10.4 million as of September 25, 2016 and $11.3 million as of December 27, 2015. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $3.9 million as of September 25, 2016 and $3.4 million as of December 27, 2015.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $1.8 million within the next 12 months primarily due to lapses of statutes of limitations and settlements of ongoing audits in various jurisdictions.

In connection with the spin-off, we entered into a tax matters agreement with our former parent which states each company's rights and responsibilities with respect to payment of taxes, tax return filings, and control of tax examinations. We are generally responsible for taxes allocable to periods (or portions of periods) beginning after the spin-off. Although any changes with regards to additional income tax liabilities related to periods prior to the spin-off may impact our effective tax rate in the future, we may be entitled to seek indemnification for these items from our former parent under the tax matters agreement.

NOTE 9 — Supplemental equity information
The following table summarizes equity account activity for the nine months ended September 25, 2016 and September 27, 2015:

In thousands	2016	2015
Balance at beginning of period	$1,058,576	$937,472
Comprehensive income:
Net income	19,324	125,740
Other comprehensive income (see Note 1)	8,620	62,741
Total comprehensive income	27,944	188,481
Dividends declared	(55,936)	(18,462)
Stock-based compensation	14,986	12,359
Other activity (see Note 1)	19,544	3,409
Transactions with our former parent, net	—	(43,145)
Balance at end of period	$1,065,114	$1,080,114

The following table summarizes the components of, and the changes in, Accumulated other comprehensive loss (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at Dec. 27, 2015	$(1,058,234)	$384,810	$(673,424)
Other comprehensive income (loss) before reclassifications	39,751	(62,440)	(22,689)
Amounts reclassified from accumulated other comprehensive loss	31,309	—	31,309
Other comprehensive income (loss)	71,060	(62,440)	8,620
Balance at Sept. 25, 2016	$(987,174)	$322,370	$(664,804)

Balance at Dec. 28, 2014	$(1,082,312)	$404,200	$(678,112)
Other comprehensive income (loss) before reclassifications	49,147	(11,996)	37,151
Amounts reclassified from accumulated other comprehensive loss	25,590	—	25,590
Other comprehensive income (loss)	74,737	(11,996)	62,741
Transactions with former parent	7,237	—	7,237
Balance at Sept. 27, 2015	$(1,000,338)	$392,204	$(608,134)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 6 — Retirement plans and Note 7 — Postretirement benefits other than pension. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended		Nine months ended
	Sept. 25, 2016	Sept. 27, 2015	Sept. 25, 2016	Sept. 27, 2015
Amortization of prior service credit, net	$470	$(650)	$1,539	$(2,104)
Amortization of actuarial loss	16,025	13,909	47,212	42,369
Total reclassifications, before tax	16,495	13,259	48,751	40,265
Income tax effect	(5,936)	(5,043)	(17,442)	(14,675)
Total reclassifications, net of tax	$10,559	$8,216	$31,309	$25,590

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

As of September 25, 2016 and December 27, 2015, assets and liabilities held at fair value measured on a recurring basis primarily consist of pension plan assets and our revolving credit facility. The carrying value of our revolving credit facility approximates the fair value and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a nonrecurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements or third party valuation experts when certain circumstances arise. Assets held for sale total $2.0 million as of September 25, 2016 and $12.3 million as of December 27, 2015.

NOTE 11 — Commitments, contingencies and other matters
Telephone Consumer Protection Act ("TCPA") litigation: On January 2, 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al) alleging various violations of the TCPA arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all of the claims raised. The settlements are reflected, net of insurance recoveries, in our financial statements as of September 25, 2016 and were not material to our results of operations, financial position, or cash flows.

Environmental contingency: In March 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency ("EPA") that it had been identified as a potentially responsible party ("PRP") for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. The U.S. EPA has approved the work plan for the investigation and remediation and has transferred responsibility for oversight of this work to the Alabama Department of Environmental Management. The investigation and remediation are underway. In the third quarter of 2015, the Advertiser and other members of the Downtown Environmental Alliance also reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The Advertiser's final costs cannot be determined until the cleanup work is completed and contributions from other PRPs are finalized.

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

NOTE 12 — Earnings (loss) per share
Basic earnings per share is calculated as net income divided by the weighted average number of shares of common stock outstanding. Diluted earnings per share is similarly calculated except the calculation includes the dilutive effect of the assumed issuance of shares under equity-based compensation plans except where the inclusion of such shares would have an anti-dilutive impact.

On June 29, 2015, our former parent distributed 98.5% of our total shares outstanding and retained the remaining 1.5%. The total number of shares outstanding at that date, which was approximately 115 million, was used for the calculation of both basic and diluted earnings per share for the nine months ended September 27, 2015.

Our Board of Directors announced in July 2015 a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on a number of factors, including share price and other corporate liquidity requirements. As of September 25, 2016, no shares have been repurchased under this program.

For the three and nine months ended September 25, 2016 and September 27, 2015, basic and diluted earnings (loss) per share were as follows:

In thousands, except per share data	Three months ended		Nine months ended
	Sept. 25, 2016	Sept. 27, 2015	Sept. 25, 2016	Sept. 27, 2015
Net income (loss)	$(24,242)	$39,166	$19,324	$125,740

Weighted average number of shares outstanding - basic	116,556	115,186	116,461	115,035
Effect of dilutive securities
Restricted stock units	—	1,312	1,321	437
Performance share units	—	1,117	761	373
Stock options	—	553	243	184
Weighted average number of shares outstanding - diluted	116,556	118,168	118,786	116,029

Earnings (loss) per share - basic	$(0.21)	$0.34	$0.17	$1.09
Earnings (loss) per share - diluted	$(0.21)	$0.33	$0.16	$1.08

The impact of anti-dilutive equity awards excluded from the computation of diluted earnings per share for the three months ended September 25, 2016 was $0.01. The impact of anti-dilutive equity awards excluded from the computation of diluted earnings per share for the nine months ended September 25, 2016 was not material.

On October 12, 2016, we declared a dividend of $0.16 per share of common stock, payable on December 19, 2016, to shareholders of record as of the close of business on December 5, 2016.

NOTE 13 — Segment reporting
We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance.

As discussed in Note 1 — Basis of presentation and summary of significant accounting policies, we reorganized our reportable segments in the third quarter of 2016 as a result of the ReachLocal acquisition to include the following:

•Publishing, which consists of our portfolio of regional, national, and international newspaper publishers. The results of this segment include retail, classified, and national advertising revenues, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, and single copy sales, and other revenues from commercial printing and distribution arrangements.

•ReachLocal, which consists exclusively of our ReachLocal digital marketing solutions subsidiary. The results of this segment include advertising revenues from our search and display services as well as and other revenues related to web presence and software solutions provided by ReachLocal.

In addition to the above operating segments, we have a corporate category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, analytics, finance, and marketing as well as activities and costs not directly attributable to a particular segment such as tax settlements and other general business costs.

The CODM uses Adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a financial performance measure defined as net income (loss) before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges (including early retirement programs), (6) facility consolidation costs, (7) asset impairment charges, (8) depreciation, and (9) amortization.

Management considers Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance. Adjusted EBITDA is considered to be a non-GAAP measure and may be different than similarly-titled non-GAAP financial measures used by other companies.

The segment information for the three months ended September 25, 2016 and September 27, 2015 was as follows:

In thousands	Publishing	ReachLocal	Corporate and Other	Consolidated
2016
Advertising	$397,214	$31,839	$—	$429,053
Circulation	285,583	—	—	285,583
Other	53,773	3,138	774	57,685
Total revenues	$736,570	$34,977	$774	$772,321

Adjusted EBITDA	$87,490	$(6,744)	$(25,469)	$55,277

2015
Advertising	$384,149	$—	$—	$384,149
Circulation	265,227	—	—	265,227
Other	51,822	—	38	51,860
Total revenues	$701,198	$—	$38	$701,236

Adjusted EBITDA	$124,806	$—	$(27,796)	$97,010

The segment information for the nine months ended September 25, 2016 and September 27, 2015 was as follows:

In thousands	Publishing	ReachLocal	Corporate and Other	Consolidated
2016
Advertising	$1,158,269	$31,839	$—	$1,190,108
Circulation	835,872	—	—	835,872
Other	148,480	3,138	2,882	154,500
Total revenues	$2,142,621	$34,977	$2,882	$2,180,480

Adjusted EBITDA	$301,229	$(6,744)	$(71,887)	$222,598

2015
Advertising	$1,191,902	$—	$—	$1,191,902
Circulation	802,389	—	—	802,389
Other	151,339	—	38	151,377
Total revenues	$2,145,630	$—	$38	$2,145,668

Adjusted EBITDA	$312,339	$—	$(47,171)	$265,168

The following table present our reconciliation of Adjusted EBITDA to net income:

In thousands	Three months ended		Nine months ended
	Sept. 25, 2016	Sept. 27, 2015	Sept. 25, 2016	Sept. 27, 2015
Net income (loss) (GAAP basis)	$(24,242)	$39,166	$19,324	$125,740
Provision (benefit) for income taxes	(8,942)	10,141	12,949	34,611
Equity (income) loss in unconsolidated investees, net	766	(609)	(844)	(11,411)
Interest expense	3,652	1,582	8,509	1,760
Other non-operating items, net	176	1,833	2,964	(19,782)
Operating income (loss) (GAAP basis)	(28,590)	52,113	42,902	130,918
Early retirement program	2	10,572	837	18,373
Severance-related charges	5,135	5,872	25,994	25,386
Acquisition-related expenses	14,416	—	29,055	—
Facility consolidation and asset impairment charges	28,673	66	31,960	6,711
Depreciation	30,638	25,291	83,889	73,677
Amortization	5,003	3,096	7,961	10,103
Adjusted EBITDA (non-GAAP basis)	$55,277	$97,010	$222,598	$265,168

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, net, income from cost method investments, interest expense, other non-operating items, net, and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

NOTE 14 — Relationship with our former parent
Subsequent to the spin-off

Transition services agreement: In connection with the spin-off, we entered into a transition services agreement with our former parent, pursuant to which we and our former parent will provide to each other certain specified services on a transitional basis, including various information technology, financial, and administrative services. The charges for the transition services generally are expected to allow the providing entity to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service plus, in some cases, the allocated indirect costs of providing the services, generally without profit. The transition services agreement will terminate on the expiration of the term of the last service provided under it but not later than 24 months following the distribution date. Subsequent to separation, we provided certain IT, payroll, and other services to our former parent in the amount of $1.1 million and $5.4 million for the three and nine months ended September 25, 2016, respectively. Our former parent provided certain services to us in the amount of $1.4 million and $4.9 million for the three and nine months ended September 25, 2016, respectively.

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

Intercompany transactions: All significant intercompany transactions between either (i) us and our former parent or (ii) us and our former parent's affiliates have been included within the unaudited condensed combined financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded.

Centralized cash management: Prior to the spin-off, our former parent utilized a centralized approach to cash management and the financing of its operations by providing funds to its entities as needed. These transactions were recorded in Former parent's investment, net when advanced and were reflected in the unaudited condensed combined statement of cash flows as financing activities. Accordingly, none of our former parent's cash and cash equivalents were assigned to us in the unaudited condensed combined financial statements. Cash and cash equivalents prior to the spin-off represent cash held by us.

Support services provided and other amounts with our former parent and former parent's affiliates: Prior to the spin-off, we received allocated charges from our former parent and its affiliates for certain corporate support services, which are recorded within Selling, general and administrative expense in our unaudited condensed combined statement of income, net of cost recoveries reflecting services provided by us and allocated to our former parent. Management believes the bases used for the allocations are reasonable and reflect the portion of such costs, net of cost recoveries, attributable to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company.

These allocated costs, net of cost recoveries, are summarized in the following table:

Nine months ended
In thousands	Sept. 27, 2015 (f)
Corporate allocations (a)	$25,832
Occupancy (b)	2,884
Depreciation (c)	4,067
Other support costs (d)	6,249
Cost recoveries (e)	(6,055)
Total	$32,977

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

(e) Cost recoveries reflect costs recovered from our former parent and its affiliates for functions provided by us, such as functions that serve our former parent's digital and broadcasting platforms for content optimization and financial transaction processing at shared service centers. Such costs were primarily allocated based on our revenue as a percentage of total former parent revenue or based upon transactional volume in each fiscal year.

(f)	Costs were allocated from our former parent to us up to the spin date. No costs were allocated to us by our former parent after the spin-off.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described under Cautionary Statement Regarding Forward-Looking Statements and throughout this Quarterly Report, as well as the factors described in our 2015 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors."

Overview

Gannett is a leading international, multi-platform news and information company delivering high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. We united our local and national media brands under the USA TODAY NETWORK, the largest local to national media network in the U.S. The network is powered by an integrated and award-winning news organization comprising more than 3,700 journalists with deep roots in 109 local communities, plus USA TODAY, and a combined reach of more than 118 million visitors monthly. There have been nearly 23 million downloads of USA TODAY's award-winning app on mobile devices and 4 million downloads of apps associated with our local publications. In addition, Newsquest is a digital leader in the U.K. where its network of websites attracts over 25 million unique visitors monthly. With more than 120 markets in the U.S. and the U.K., Gannett is known for Pulitzer Prize-winning newsrooms, powerhouse brands such as USA TODAY, and specialized media properties.

With our acquisition of ReachLocal in the third quarter of 2016, Gannett is also now a leader in offering products and solutions in the online marketing, digital advertising, software-as-a-service, and web presence spaces. Gannett is well-primed to deliver a suite of products and solutions to local businesses through a combination of a proprietary technology platform, direct inside and outside sales forces, and select third-party agencies and resellers.

Separation from Parent

On June 29, 2015, our former parent completed the separation through a pro rata distribution to our former parent's stockholders of 98.5% of the outstanding shares of our common stock. Each holder of our former parent's common stock received one share of our common stock for every two shares of former parent common stock held on June 22, 2015, the record date for the distribution. Immediately following the distribution, our former parent owned 1.5% of our outstanding common stock. Our former parent will continue to own our shares for a period of time not to exceed five years after the distribution. Our former parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.

Certain Matters Affecting Current and Future Operating Results

The following items affect period-over-period comparisons from 2015 and will continue to affect period-over-period comparisons for future results:

•
Acquisition of ReachLocal – On August 9, 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal, which offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to small and medium sized businesses. Our results reflect revenues of $35.0 million in the third quarter of 2016 since the acquisition date. In connection with the ReachLocal acquisition, we established a newly formed separate reportable segment that reflects its results since the acquisition date.

•
Acquisition of Certain Assets of North Jersey Media Group ("NJMG") – On July 6, 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. ("NJMG"), a media company with print and digital publishing operations serving primarily the northern New Jersey market. Our results reflect revenues of $18.7 million in the third quarter of 2016 since the acquisition date.

•
Acquisition of Journal Media Group ("JMG") – On April 8, 2016, we completed the acquisition of 100% of the outstanding common stock of JMG, a media company with print and digital publishing operations serving 15 U.S. markets in 9 states. Our results reflect revenues of $98.5 million in the third quarter of 2016 and $191.1 million year-to-date 2016 since the acquisition.

•
Acquisition of Texas-New Mexico Newspaper Partnership ("TNP") and Romanes Media Group ("RMG") – On June 1, 2015, we completed the acquisition of the remaining 59.4% interest in the TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership ("CNP") and additional cash consideration.

On May 26, 2015, Newsquest acquired RMG, one of the leading regional media groups in the U.K. RMG publishes local newspapers in Scotland, Berkshire, and Northern Ireland, and its portfolio is comprised of one daily newspaper and 28 weekly newspapers and their associated websites.

In the Results of Operations discussion below within the Publishing segment, JMG and NJMG are considered 2016 publishing acquisitions, and TNP and RMG are considered 2015 publishing acquisitions.

•
Facility Consolidation and Asset Impairment Charges – We evaluated the carrying values of property, plant and equipment at certain sites because of facility consolidation efforts. We revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. We recorded pre-tax charges for facility consolidations and asset impairments of $28.7 million and $1.3 million in the third quarter of 2016 and 2015, respectively, and $33.2 million and $8.0 million year-to-date 2016 and 2015, respectively.

•
Severance-related Expenses – We initiated various cost reducing, severance-related actions. In August 2015, we announced an EROP for employees in certain corporate departments and publishing sites. Related to this action, we recorded no expense for third quarter of 2016, $0.8 million in expense for the nine months ended September 25, 2016, and $10.6 million in expense for the three and nine months ended September 27, 2015.

We also had other employee termination actions associated with our facility consolidation and other cost efficiency efforts, including various one-time termination actions and terminations related to an ongoing severance plan. We recorded severance-related expenses of $5.1 million and $26.0 million for the three and nine months ended September 25, 2016, respectively, and $5.9 million and $25.4 million for the three and nine months ended September 27, 2015, respectively, related to these other actions.

In addition, we assumed or initiated certain severance-related expenses in connection with our acquisitions as discussed in Note 2 — Acquisitions for the three and nine months ended September 25, 2016 totaling $6.3 million and $15.4 million, respectively.

•
New Digital Agreements – Beginning in the third quarter of 2015 and in conjunction with the execution of new agreements with businesses owned by our former parent following the separation (principally Cars.com and CareerBuilder), we began reporting wholesale fees associated with sales of certain third party digital advertising products and services on a net basis as a reduction of the associated digital advertising revenues rather than in operating expenses in our unaudited consolidated and combined statements of income. There is no impact on operating income, operating cash flows, net income, or earnings per share. Revenue comparisons for the third quarters of 2015 and 2016 were not impacted while year-to-date 2016 revenue comparisons to the same period in the prior year were negatively impacted by $30.1 million.

•
Foreign Currency – Our U.K. publishing operations are conducted through our Newsquest subsidiary. In addition, ReachLocal has foreign operations in regions such as Europe, Asia-Pacific, and South America. Our earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Therefore, a strengthening in those exchange rates will improve our foreign revenues and earnings contributions to consolidated results, and a weakening of those exchange rates will have a negative impact.

With respect to Newsquest, results for the third quarter of 2016 were translated from the British pound sterling to U.S. dollars at an average rate of 1.31 compared to 1.55 for the comparable period last year. This 15% decline in the exchange rate unfavorably impacted 2016 revenue comparisons by approximately $14.3 million. Newsquest results for the nine months ended September 25, 2016 were translated from the British pound sterling to U.S. dollars at an average rate of 1.40 compared to 1.53 for the comparable period last year. Impacts stemming from foreign currency translation gains and losses for ReachLocal are immaterial to date.

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

On June 23, 2016, a referendum in the United Kingdom resulted in favor of leaving the European Union (commonly referred to as "Brexit"). The announcement of the referendum triggered an immediate weakening of the British pound sterling by approximately 6% against the U.S. dollar. The decline grew to over 11% by the end of the third quarter of 2016 and has continued declining further into the fourth quarter. This is expected to impact revenues and expenses measured for financial reporting purposes in U.S. dollars for the remainder of 2016.

Results of Operations

A summary of our segment results is presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2016	2015	Change	2016	2015	Change
Operating revenues:
Publishing	$736,570	$701,198	5%	$2,142,621	$2,145,630	—%
ReachLocal	34,977	—	***	34,977	—	***
Corporate and Other	774	38	***	2,882	38	***
Total operating revenues	772,321	701,236	10%	2,180,480	2,145,668	2%

Operating expenses:
Publishing	710,230	618,190	15%	1,976,276	1,963,163	1%
ReachLocal	46,207	—	***	46,207	—	***
Corporate and Other	44,474	30,933	44%	115,095	51,587	***
Total operating expenses	800,911	649,123	23%	2,137,578	2,014,750	6%

Operating income (loss)	(28,590)	52,113	***	42,902	130,918	(67%)
Non-operating (expense) income, net	(4,594)	(2,806)	64%	(10,629)	29,433	***
Income (loss) before income taxes	(33,184)	49,307	***	32,273	160,351	(80%)
Provision (benefit) for income taxes	(8,942)	10,141	***	12,949	34,611	(63%)
Net income (loss)	$(24,242)	$39,166	***	$19,324	$125,740	(85%)

Diluted earnings (loss) per share	$(0.21)	$0.33	***	$0.16	$1.08	(85%)
*** Indicates an absolute value percentage change greater than 100.

Operating revenues: We generate revenue through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified, and national advertising across multiple platforms including print, online, mobile, and tablet as well as niche publications. In addition, we generate advertising revenue through search and display services from our ReachLocal segment and services ranging from search optimization to social media to website development. Circulation revenues are derived principally from distributing our publications on our digital platforms and from home delivery and single copy sales of our publications. Other revenues are derived mainly from commercial printing, distribution arrangements, and web presence and software solutions from our ReachLocal segment.

Quarter ended September 25, 2016 versus quarter ended September 27, 2015

Total operating revenues were $772.3 million in the third quarter of 2016, an increase of 10% from the same period in 2015. Publishing revenues were $35.4 million of the increase, which was attributable to revenues from the 2016 publishing acquisitions of $117.2 million. Partially offsetting the impact of the acquisitions was the continued softness in advertising revenues and declining trends in circulation revenue. In addition, foreign currency rate fluctuations negatively affected publishing revenues by $14.3 million. ReachLocal revenues were $35.0 million since the acquisition date of August 9, 2016.

Nine months ended September 25, 2016 versus nine months ended September 27, 2015

Total operating revenues were $2.2 billion in the first nine months of 2016, an increase of 2% from the same period in 2015. Publishing revenues were relatively flat year-over-year. There was a continued softness in advertising revenues and declining trends in circulation revenue as well as the negative impact of foreign currency rate fluctuations of $29.0 million. Partially offsetting the decrease in publishing revenues were revenues from our 2016 publishing acquisitions of $209.7 million and revenues from our 2015 publishing acquisitions that occurred from the beginning of 2016 through the first anniversary of the date of their acquisition of $69.3 million. ReachLocal revenues were $35.0 million since the acquisition date of August 9, 2016.

Operating expenses: Payroll and benefits are the largest component of our operating expenses. Other significant operating expenses include production and distribution costs.

Quarter ended September 25, 2016 versus quarter ended September 27, 2015

Total operating expenses increased 23% during the quarter to $800.9 million compared to the same period in 2015. Publishing operating expenses accounted for $92.0 million of the increase, which was attributable to expenses from our 2016 publishing acquisitions of $127.4 million. These expenses were mitigated by the continued company-wide cost efficiency efforts and lower newsprint expenses. Foreign currency rate fluctuations also reduced expenses by $11.7 million. ReachLocal operating expenses were $46.2 million since the acquisition date of August 9, 2016. Also impacting the third quarter of 2016 were severance-related charges of $5.1 million, acquisition-related items of $14.4 million, and facility consolidation and asset impairment charges of $28.7 million. Impacting the same period in the prior year were severance-related charges (including the early retirement program) of $16.4 million and facility consolidation and asset impairment charges of $0.1 million.

Nine months ended September 25, 2016 versus nine months ended September 27, 2015

During the first nine months of 2016, total operating expenses increased 6% to $2.1 billion compared to the same period in 2015. Publishing operating expenses were relatively flat year-over-year. Publishing operating expenses were impacted by expenses from our 2016 publishing acquisitions of $230.9 million and expenses from our 2015 publishing acquisitions that were incurred from the beginning of 2016 through the first anniversary of the date of their acquisition of $29.5 million. These additional expenses were partially offset by the continued company-wide cost efficiency efforts, lower newsprint expenses, and the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis as described above. Foreign currency rate fluctuations also reduced expenses by $20.7 million. ReachLocal operating expenses were $46.2 million since the acquisition date of August 9, 2016. Also impacting the first nine months of 2016 were severance-related charges (including the early retirement program) of $26.8 million, acquisition-related items of $29.0 million, and facility consolidation and asset impairment charges of $32.0 million. Impacting the same period in the prior year were severance-related charges (including the early retirement program) of $43.8 million and facility consolidation and asset impairment charges of $6.7 million.

Publishing

In thousands	Quarter-to-Date			Year-to-Date
	2016	2015	Change	2016	2015	Change
Operating revenues:
Advertising	$397,214	$384,149	3%	$1,158,269	$1,191,902	(3%)
Circulation	285,583	265,227	8%	835,872	802,389	4%
Other	53,773	51,822	4%	148,480	151,339	(2%)
Total operating revenues	736,570	701,198	5%	2,142,621	2,145,630	—%

Operating expenses:
Cost of sales	491,617	445,946	10%	1,395,676	1,393,278	—%
Selling, general, and administrative expenses	162,174	143,863	13%	470,921	480,744	(2%)
Depreciation and amortization	27,766	27,038	3%	76,519	81,152	(6%)
Facility consolidation and impairment charges	28,673	1,343	***	33,160	7,989	***
Total operating expenses	710,230	618,190	15%	1,976,276	1,963,163	1%

Operating income	$26,340	$83,008	(68%)	$166,345	$182,467	(9%)
*** Indicates an absolute value percentage change greater than 100.

To facilitate a comparison of our publishing results without the impact of acquisitions or foreign currency translation fluctuations, we are presenting revenues and expenses for our publishing segment on a "same store" basis which are calculated as follows:

•	Reported revenues or expenses

•	Less: revenues or expenses for our 2016 publishing acquisitions from the date of the acquisition through the end of the period presented

•	Less: revenues or expenses for our 2015 publishing acquisitions from the beginning of fiscal year 2016 through the first year anniversary of their applicable acquisition date

•	Less: operations exited in 2015
•Add (less): decreases (increases) in foreign currency translation impacts based on a constant currency calculation

In the comparisons of the publishing operating revenues and expenses for the nine months ended September 25, 2106 versus the same period in 2015 that follow, amounts specifically attributed to our 2015 publishing acquisitions reflect only those revenues or expenses from the beginning of fiscal year 2016 through the first year anniversary of their applicable acquisition date, all of which amounts are excluded from our calculations of "same store" publishing results for the comparable nine month periods.

Operating revenues:

Quarter ended September 25, 2016 versus quarter ended September 27, 2015

Advertising revenues were $397.2 million for the third quarter of 2016, an increase of 3% compared to the same period in 2015. Advertising revenues associated with our 2016 publishing acquisitions were $67.3 million. Foreign currency exchange rates negatively affected advertising revenues by $9.4 million. Advertising revenues on a same store basis decreased 12%, which is primarily due to lower advertising demand consistent with general trends adversely impacting the publishing industry.

Digital advertising revenues were $98.8 million in the third quarter of 2016, an increase of 6% compared to the same period in 2015. The increase is primarily attributable to digital advertising revenues associated with our 2016 publishing acquisitions of $7.6 million and increases in video and mobile display sales. Foreign currency exchange rates negatively affected digital advertising revenues by $2.2 million.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues of $214.7 million in the third quarter of 2016 increased by 11% compared to the same period in 2015. The increase is attributable to retail advertising revenues associated with our 2016 publishing acquisitions of $46.2 million. Foreign currency exchange rates negatively affected retail advertising revenues by $3.9 million. Retail advertising revenues on a same store basis decreased 11% due to lower advertising demand in print publications.

National advertising revenues of $52.1 million in the third quarter of 2016 decreased by 4% compared to the same period in 2015. The decrease was partially offset by national advertising revenues associated with our 2016 publishing acquisitions of $1.2 million as well as continued growth in national digital advertising revenues. Foreign currency exchange rates negatively affected national advertising revenues by $0.9 million. National advertising revenues on a same store basis decreased 4% due to lower advertising demand in print publications.

Classified advertising revenues of $130.4 million in the third quarter of 2016 decreased 5% compared to the same period in 2015. The decrease was partially offset by classified advertising revenues associated with our 2016 publishing acquisitions of $19.8 million. Foreign currency exchange rates negatively affected classified advertising revenues by $4.6 million. Classified advertising revenues on a same store basis decreased 16% attributable primarily to declines in automotive and employment advertising revenues of $3.7 million and $12.4 million, respectively, and general trends in the newspaper industry.

Circulation revenues were $285.6 million in the third quarter of 2016, an increase of 8% compared to the same period in 2015. This increase was primarily attributable to circulation revenues associated with our 2016 publishing acquisitions of $41.1 million. Foreign currency exchange rates negatively affected circulation revenues by $3.8 million. Circulation revenues on a same store basis decreased 6% attributable to a reduction in volume, reflecting general industry trends. Print circulation revenues on a same store basis were $195.4 million in the third quarter of 2016, a 4% decrease year over year. Additionally, digital circulation revenues on a same store basis were $52.9 million in the third quarter of 2016, a 14% decrease year over year, due primarily to changes in digital circulation cost structures.

Commercial printing and other revenues of $53.8 million in the third quarter of 2016 increased 4% compared to the same period in 2015. Other revenues accounted for approximately 7% of total revenues for the quarter.

Nine months ended September 25, 2016 versus nine months ended September 27, 2015

Advertising revenues were $1.2 billion for the first nine months of 2016, a decrease of 3% compared to the same period in 2015. Advertising revenues associated with our 2016 publishing acquisitions were $120.7 million and our 2015 publishing acquisitions were $44.8 million. Foreign currency exchange rates negatively affected advertising revenues by $19.1 million. Advertising revenues on a same store basis decreased 13%, which reflects lower advertising demand consistent with general trends adversely impacting the publishing industry as well as a decrease of $68.0 million due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements.

Digital advertising revenues were $284.4 million in the first nine months of 2016, an 8% decrease compared to the same period in 2015. Digital advertising revenues associated with our 2016 publishing acquisitions were $14.6 million and our 2015 publishing acquisitions were $7.5 million. Foreign currency exchange rates negatively affected digital advertising revenues by $4.4 million. Digital advertising revenues on a same store basis decreased 12% primarily due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements (as discussed above). Without the impact of these changes, digital advertising revenue on a same store basis would have increased 10% year over year, primarily as a result of increases in video and mobile display revenues and increased digital advertising revenues from affiliates.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues of $612.0 million for the first nine months of 2016 were up 5% compared to the same period in 2015. The increase is attributable to retail advertising revenues associated with our 2016 publishing acquisitions of $83.1 million and our 2015 publishing acquisitions of $24.1 million. Foreign currency exchange rates negatively affected retail advertising revenues by $7.7 million. Retail advertising revenues on a same store basis decreased 10% due to lower advertising demand in print publications.

National advertising revenues of $155.7 million for the first nine months of 2016 decreased 3% compared to the same period in 2015 due to soft advertising demand. National advertising revenues included revenues associated with our 2016 publishing acquisitions of $2.1 million and our 2015 publishing acquisitions of $2.0 million. Foreign currency exchange rates negatively affected national advertising revenues by $1.8 million. National advertising revenues on a same store basis decreased 3% due to lower advertising demand in print publications.

Classified advertising revenues of $390.6 million for the first nine months of 2016 declined 13% compared to the same period in 2015. Impacting our classified advertising revenues were our 2016 publishing acquisitions of $35.4 million and our 2015 publishing acquisitions of $18.7 million. Foreign currency exchange rates negatively affected classified advertising revenues by $9.6 million. Classified advertising revenues on a same store basis decreased 21% primarily due to the $68.0 million unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third-party digital revenues in conjunction with the execution of new agreements (as discussed above). Automotive and employment advertising on a same store basis decreased $32.9 million and $44.8 million, respectively, and reflect general trends in the newspaper industry.

Circulation revenues were $835.9 million for the first nine months of 2016, an increase of 4% compared to the same period in 2015. This increase was primarily attributable to circulation revenues associated with our 2016 publishing acquisitions of $73.0 million and our 2015 publishing acquisitions of $22.4 million. Foreign currency exchange rates negatively affected circulation revenues by $7.7 million. Circulation revenues on a same store basis decreased 5% attributable to a reduction in volume, reflecting general industry trends. Print circulation revenues on a same store basis were $585.2 million for the first nine months of 2016, a 3% decrease year over year. Additionally, digital circulation revenues on a same store basis were $162.9 million for the first nine months in 2016, a 14% decrease year over year, due primarily to changes in digital circulation cost structures.

Commercial printing and other revenues of $148.5 million for the first nine months of 2016 declined 2% compared to the same period in 2015. Other revenues accounted for 7% of total revenues for the first nine months of 2016.

Operating expenses:

Quarter ended September 25, 2016 versus quarter ended September 27, 2015

Cost of sales for the third quarter of 2016 increased 10% to $491.6 million from the same period in 2015. Cost of sales associated with our 2016 publishing acquisitions were $93.1 million. Foreign currency exchange rate fluctuations partially offset the increase in cost of sales by $7.2 million. Cost of sales on a same store basis decreased 8% which was driven by the decrease in newsprint costs, an overall decline in circulation volumes and other revenues, fewer severance-related expenses, and $16.2 million due to the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis as described above. Payroll and employee benefits expenses, on a same store basis, were approximately $133.6 million, a 16 % decrease compared to the same period in 2015. Newsprint costs on a same store basis of $31.0 million decreased 22% due to lower volume for newsprint.

Total selling, general, and administrative expenses for the third quarter of 2016 increased by 13% to $162.2 million from the same period in 2015. Selling, general, and administrative expenses associated with our 2016 publishing acquisitions were $26.7 million. Foreign currency exchange rate fluctuations partially offset the increase in selling, general, and administrative expenses by $4.1 million. Selling, general, and administrative expenses on a same store basis decreased 2%, primarily attributable to continued company-wide cost efficiency efforts. Payroll and employee benefits expenses on a same store basis were approximately $115.3 million, a 20% increase compared to the same period in 2015.

Severance-related expenses for the third quarter of 2016 totaled $4.6 million compared to $14.7 million from the same period in 2015. Of total severance-related expenses reported in the three months ended September 25, 2016, $3.7 million is reported as a component of cost of sales while $0.9 million is reported as a component of selling, general, and administrative expenses. Of total severance-related expenses in the third quarter of 2015, $13.5 million is reported in cost of sales and $1.2 million is reported in selling, general, and administrative expenses.

Depreciation and amortization expense for the third quarter of 2016 was 3% higher compared to the same period in 2015. Depreciation and amortization expenses associated with our 2016 publishing acquisitions were $7.6 million. Foreign currency exchange rates reduced depreciation expense by $0.5 million. Depreciation and amortization expense on a same store basis decreased 21% primarily due to a decrease in amortization of 41% as a result of impairment charges from the fourth quarter of 2015 that reduced the amount of future amortization recognized as well as older intangible assets that became fully amortized during 2016.

Our space consolidation initiative continued in the third quarter of 2016, including the disposition of older, underutilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities to the unaudited condensed consolidated and combined financial statements.

Nine months ended September 25, 2016 versus nine months ended September 27, 2015

Cost of sales were $1.4 billion in for the first nine months of 2016, which is relatively the same compared to the same period in 2015. Cost of sales associated with our 2016 publishing acquisitions were $158.0 million and our 2015 publishing acquisitions were $24.8 million, respectively. Foreign currency exchange rate fluctuations reduced cost of sales by $12.6 million. Cost of sales on a same store basis decreased 11% which was driven by the decrease in newsprint costs, an overall decline in circulation volumes and other revenues, as well as $49.9 million due to the reporting of sales of certain third party (principally Cars.com and CareerBuilder) digital advertising products on a net basis as described above. Payroll and employee benefits expenses on a same store basis were approximately $433.6 million, an 11% decrease compared to the same period in 2015. Newsprint costs on a same store basis of $96.6 million decreased 27% due primarily to lower volume for newsprint.

Total selling, general, and administrative expenses for the first nine months of 2016 decreased by 2% to $470.9 million compared to the same period in 2015. Selling, general, and administrative expenses associated with our 2016 publishing acquisitions were $53.9 million and our 2015 publishing acquisitions were $8.9 million, respectively. Foreign currency exchange rate fluctuations reduced selling, general, and administrative expenses by $7.1 million. Selling, general, and administrative expenses on a same store basis decreased 12%, primarily attributable to continued company-wide cost efficiency efforts. Payroll and employee benefits expenses on a same store basis were approximately $282.9 million, a 10% decrease compared to the same period in 2015.

Severance-related expenses for the nine months ended September 25, 2016 totaled $26.3 million compared to $42.0 million for the same period in 2015. Of total severance-related expenses reported in the nine months ended September 25, 2016, $21.7 million is reported as a component of cost of sales while $4.6 million is reported as a component of selling, general, and administrative expenses. Of total severance-related expenses in the comparable period for 2015, $35.5 million is reported in cost of sales and $6.5 million is reported in selling, general, and administrative expenses.

Depreciation and amortization expense was 6% lower in the first nine months of 2016 compared to the same period in 2015. Depreciation and amortization expenses associated with our 2016 publishing acquisitions were $12.2 million and 2015 publishing acquisitions were $2.6 million, respectively. Foreign currency exchange rates negatively affected depreciation expense by $0.9 million. Depreciation and amortization expense on a same store basis decreased 20% primarily due to a decrease in amortization of 53% as a result of impairment charges from the fourth quarter of 2015 that reduced the amount of future amortization recognized as well as older intangible assets that became fully amortized during 2016.

Our space consolidation initiative continued throughout 2016, including the disposition of older, underutilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities to the unaudited condensed consolidated and combined financial statements.

ReachLocal

In connection with the ReachLocal acquisition on August 9, 2016, we established our ReachLocal reportable segment.

ReachLocal derives revenue principally from the provision and sale of online marketing products to clients. Revenue includes (i) the sale of ReachSearch, ReachDisplay, ReachRetargeting and other products based on a package pricing model in which clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of the ReachLocal technology platform, and the personnel dedicated to support and manage their campaigns, (ii) the license (or sale) of ReachEdge, ReachSite, ReachSEO, TotalLiveChat, ReachCast, TotalTrack, Kickserv and other products and solutions, and (iii) set-up, management and service fees associated with these products and other solutions. ReachLocal distributes its products and solutions directly through its outside and inside sales force.

ReachLocal typically enters into multi-month agreements for the delivery of its products. Under its agreements, clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content, and other costs and fees. These prepayments are recorded as deferred revenue, and revenue is only recorded for income statement purposes as ReachLocal purchases media and performs other services. Certain clients are extended credit privileges with payment generally due in 30 to 60 days. Revenue from the licensing of ReachLocal's products is recognized on a straight-line basis over the applicable license or service period.

Because ReachLocal is a new operating segment for us, there is no comparison to the prior year in the year-over-year discussions below. The following table is a summary of ReachLocal's segment results for the quarter ended September 25, 2016, commencing with the August 9, 2016 acquisition date.

In thousands	Quarter-to-Date
2016
Operating revenues:
Advertising	$31,839
Other	3,138
Total operating revenues	34,977

Operating expenses:
Cost of sales	24,485
Selling, general, and administrative expenses	17,798
Depreciation and amortization	3,924
Total operating expenses	46,207

Operating loss	$(11,230)

At period end	Quarter-to-Date
2016
Active Clients (1)	15,900
Active Product Units (2)	27,900
(1) Active Clients is a number calculated to approximate the number of clients served. Active Clients is calculated by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. Because this number includes clients served through the National Brands, Agencies, and Resellers channel, Active Clients includes entities with which ReachLocal does not have a direct client relationship. Our National Brands, Agencies and Resellers channel is our separate sales channel targeting national brands, franchise and strategic accounts with operations in multiple local markets, as well as select third-party agencies and resellers. Numbers are rounded to the nearest hundred.
(2) Active Product Units is a number we calculate to approximate the number of individual products, licenses, or services we are providing under contract for Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client that also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

Operating revenues:

ReachLocal advertising revenues were $31.8 million since the acquisition date of August 9, 2016. As previously reported in its Quarterly Report on Form 10-Q for the period ending September 30, 2015, ReachLocal’s advertising revenues for the full third quarter of 2015 and the nine months ended September 30, 2015 were $95.3 million and $293.6 million, respectively. ReachLocal’s advertising revenues since the acquisition date do not include $6.7 million from the revaluation of deferred revenue attributed to the purchase price accounting applied at the acquisition date. Included in advertising revenues were $9.0 million from ReachLocal's international entities.

ReachLocal other revenues were $3.1 million in the third quarter of 2016 and primarily consisted of the sale of software products.

Operating expenses:

ReachLocal's cost of sales was $24.5 million and 70.0% of its total revenues since the acquisition date. Cost of sales consists primarily of the costs of online media acquired from third-party publishers of $18.2 million. Cost of sales also includes third-party direct costs as well as costs to manage and operate ReachLocal's various solutions and technology infrastructure.

ReachLocal selling, general and administrative expenses were $17.8 million since the acquisition date. Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, finance, human resources, legal, and executive functions. Selling and marketing expenses consisted of salaries, benefits, and other costs of $8.3 million and commission expense of $3.4 million. Product and technology expenses were $1.9 million while general and administrative expenses were $3.8 million.

ReachLocal depreciation and amortization were $3.9 million since the acquisition date and consisted primarily of the amortization of developed technology intangible assets of $2.4 million.

Corporate and Other

Corporate operating revenues were $0.8 million in the third quarter of 2016 and $2.9 million in the first nine months of 2016. There were nominal corporate revenues in 2015. Corporate operating expenses were $44.5 million in the third quarter of 2016, an increase of 44% from $30.9 million in the same period in 2015. The increase was primarily driven by acquisition-related expenses of $14.3 million in the third quarter of 2016. Corporate operating expenses in the first nine months of 2016 were $115.1 million an increase of $63.5 million compared to the same period in 2015. This increase was primarily driven by acquisition-related expenses of $28.9 million in 2016. There are higher corporate expenses associated with our being a public company since the spin-off in 2015. Prior to the spin off, corporate costs were primarily an allocation from our former parent in 2015.

Non-operating income (expense)

Equity (expense) income in unconsolidated investees, net: Equity expense in unconsolidated investees, net, for the third quarter of 2016 was $0.8 million compared to income of $0.6 million in the same period in 2015. Equity income in unconsolidated investees, net, for the first nine months of 2016 was $0.8 million compared to expense of $11.4 million in the same period in 2015. The decline was due to equity income from TNP prior to the acquisition of its remaining interests in June 2015.

Interest expense: Interest expense for the third quarter of 2016 was $3.7 million compared to expense of $1.6 million in the same period in 2015. Interest expense for the first nine months of 2016 was $8.5 million compared to expense of $1.8 million in the same period in 2015. The increase in interest expense was primarily attributable to borrowing under the Credit Facility to fund our 2016 acquisitions.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Our non-operating expense, net, for the third quarter of 2016 was $0.2 million compared to expense of $1.8 million in the same period in 2015. Our non-operating expense, net, for the first nine months of 2016 was $3.0 million compared to income of $19.8 million in the same period in 2015. Income in the prior year primarily reflected the gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in CNP.

Income tax expense (benefit)

Our reported effective income tax rate on pre-tax loss was 26.9% for the third quarter of 2016, compared to 20.6% on pre-tax income for the same period in 2015. Our reported effective income tax rate on pre-tax income was 40.2% for the first nine months of 2016, compared to 21.6% for the same period in 2015. The tax rate for the third quarter and first nine months of 2016 was higher than the comparable rate for the same period in 2015 due to a one-time tax benefit in 2015 from a change in accounting method to amortize previously non-deductible intangible assets, interest expense disallowance in the U.K. in 2016, U.K. tax rate change and non-deductible transaction costs in 2016.

Net income (loss) and earnings (loss) per share

Net income (loss): Net loss was $24.2 million for the third quarter of 2016, compared to net income of $39.2 million for the same period in 2015. Adversely affecting net income for the third quarter of 2016 were severance-related charges of $5.1 million, acquisition-related expenses of $14.4 million, and asset impairment charges of $28.7 million. In addition, the provision for income taxes declined $19.1 million compared to the same period in 2015 as discussed above.

Net income was $19.3 million for the first nine months of 2016, compared to $125.7 million for the same period in 2015. Adversely affecting net income for the first nine months of 2016 were severance-related charges of $26.8 million, acquisition-related expenses of $29.1 million, and asset impairment charges of $32.0 million. Adversely affecting net income for 2015 were severance-related charges of $43.8 million, facility consolidation costs and asset impairment charges of $6.7 million, partially offset by a $21.8 million gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in CNP. In addition, the effective tax rate increased 19% for the first nine months of 2016 compared to the same period in 2015.

Diluted earnings (loss) per share: Diluted losses per share were $0.21 for the third quarter of 2016, compared to diluted income per share of $0.33 for the same period in 2015. Diluted earnings per share were $0.16 for the first nine months of 2016, compared to $1.08 for the same period in 2015. The decreases in diluted earnings per share for the third quarter of 2016 and the first nine months of 2016 compared to the same periods in 2015 were primarily attributable to the net loss incurred in third quarter of 2016 discussed above.

Liquidity and Capital Resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility described below, are expected to provide sufficient liquidity to meet our requirements, including those for investments, expected dividends, and expected share repurchases. For strategic acquisitions, we will consider financing options as applicable.

Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2016	2015
Net cash flow from operating activities	$105,216	$152,814
Net cash flow used for investing activities	(502,617)	(33,637)
Net cash flow from (used for) financing activities	320,153	(48,192)
Effect of currency exchange rate change	(2,647)	(160)
Net decrease in cash	$(79,895)	$70,825

Our net cash flow from operating activities was $105.2 million for the first nine months of 2016, a decrease of $47.6 million compared to the same period in 2015. The decrease in net cash flow from operating activities primarily resulted from the year-over-year decrease in net income of $106.4 million attributable to the softening environment for traditional advertising and circulation revenues, offset by the decreased pension and other postretirement contributions of $37.8 million.

Cash flows used for investing activities totaled $502.6 million for the first nine months of 2016, primarily consisting of payments of $260.6 million for the JMG acquisition, $162.5 million for the ReachLocal acquisition, $39.3 million for the NJMG acquisition, capital expenditures of $45.0 million and investments of $12.4 million, partially offset by proceeds from sales of certain assets of $17.0 million.

Cash flows used for investing activities totaled $33.6 million for the first nine months of 2015, primarily due to $30.9 million of capital expenditures and payments of $28.7 million for the acquisitions of TNP and RMG, partially offset by proceeds from sales of certain assets of $16.3 million and proceeds from investments of $12.4 million.

Cash flows from financing activities totaled $320.2 million for the first nine months of 2016, primarily consisting of proceeds from borrowings under our Credit Facility of $455.0 million to purchase JMG, ReachLocal, and NJMG and proceeds from issuance of common stock upon settlement of stock awards of $9.7 million, partially offset by the payment of dividends to our shareholders of $74.4 million and the repayment of borrowings under our Credit Facility of $70.0 million.

Cash flows used for financing activities totaled $48.2 million for the first nine months of 2015. Prior to the separation, cash used for financing activities was primarily related to transactions with our former parent with nominal impact from cash outflows relating to contingent consideration arrangements. Our former parent historically utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to our former parent and vice versa. Accordingly, the net cash flow between us and our former parent is presented as a financing activity.

Revolving credit facility

We maintain a five-year secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500 million. Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate ("LIBOR loan") or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the one month LIBOR rate plus 1.00% ("ABR loan"). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of September 25, 2016.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of September 25, 2016.

During April 2016, we borrowed $250 million under the Credit Facility to finance the acquisition of JMG, which is described in Note 2 — Acquisitions. We also borrowed an additional $175 million under the Credit Facility to fund our acquisition of ReachLocal in August 2016. As of September 25, 2016, we had $385.0 million in outstanding borrowings under the Credit Facility plus $6.9 million of letters of credit outstanding, leaving $108.1 million of availability remaining.

Additional Information

On October 12, 2016, we declared a quarterly cash dividend of $0.16 per share of common stock. The dividend will be paid on December 19, 2016 to shareholders of record as of the close of business on December 5, 2016.

Our Board of Directors has approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on a number of factors, including share price and other corporate liquidity requirements. No shares were repurchased in the first nine months of 2016.

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

In this report, we present adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share ("EPS"), which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting of workforce restructuring charges, facility consolidation costs, and non-cash asset impairment charges. We believe such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges (including early retirement programs), (6) facility consolidation and asset impairment charges, (7) depreciation, and (8) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

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

Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS, which may not be comparable to a similarly titled measure reported by other companies, as EPS before tax-affected (1) severance-related charges (including early retirement programs), (2) facility consolidation and asset impairment charges, and (3) acquisition-related expenses (gains). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 20.0% and the U.S. of 38.7%. In addition, tax is adjusted for the impact of non-deductible acquisition costs. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

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

Discussion of non-GAAP financial results

Summary of non-GAAP items: We recorded severance-related charges, including the early retirement programs, totaling $5.1 million in the third quarter of 2016 and $16.4 million for the same period in 2015. For the nine months ended September 25, 2016, we recorded severance-related charges totaling $26.8 million compared with $43.8 million for the same period in the 2015. These charges were recorded in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change our cost structure.

We recorded acquisition-related expenses totaling $14.4 million in the third quarter of 2016 and $29.1 million for the nine months ended September 25, 2016. We recorded no acquisition-related expenses for the three and nine months ended September 27, 2015.

Company-wide transformation plans led us to recognize charges associated with revising the useful lives of certain assets over a shortened period, write off of assets being disposed, shutdown costs, charges to reduce the carrying value of assets held for sale to fair value less costs to sell, as well as other transformation charges. Total charges for these matters were $28.7 million in the third quarter of 2016 and $0.1 million in the third quarter of 2015. For the nine months ended September 25, 2016, we recorded total charges for these matters of $32.0 million compared with $6.7 million in the same period in the prior year.

Discussion of non-GAAP measures: The following discussion reflects all as-adjusted (non-GAAP basis) measures as non-GAAP or "adjusted."

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited condensed consolidated and combined statements of income are presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2016	2015	Change	2016	2015	Change
Net income (loss) (GAAP basis)	$(24,242)	$39,166	***	$19,324	$125,740	(85%)
Provision (benefit) for income taxes	(8,942)	10,141	***	12,949	34,611	(63%)
Equity (income) loss in unconsolidated investees, net	766	(609)	***	(844)	(11,411)	(93%)
Interest expense	3,652	1,582	***	8,509	1,760	***
Other non-operating items, net	176	1,833	(90%)	2,964	(19,782)	***
Operating income (loss) (GAAP basis)	(28,590)	52,113	***	42,902	130,918	(67%)
Early retirement program	2	10,572	(100%)	837	18,373	(95%)
Severance-related charges	5,135	5,872	(13%)	25,994	25,386	2%
Acquisition-related expenses	14,416	—	***	29,055	—	***
Facility consolidation and asset impairment charges	28,673	66	***	31,960	6,711	***
Depreciation	30,638	25,291	21%	83,889	73,677	14%
Amortization	5,003	3,096	62%	7,961	10,103	(21%)
Adjusted EBITDA (non-GAAP basis)	$55,277	$97,010	(43%)	$222,598	$265,168	(16%)

*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $55.3 million in the third quarter of 2016, a 43% decrease compared to the same period in 2015. The adjusted EBITDA declines are primarily a result of declines in print advertising and circulation revenues, primarily in the U.S. and U.K. local markets. The decrease is also attributable to reduced contributions resulting from the August 2015 change in the CareerBuilder affiliate agreement of $5.4 million and unfavorable foreign exchange rate changes of $3 million.

Adjusted EBITDA was $222.6 million for the nine months ended September 25, 2016, a 16% decrease compared to the same period of 2015. These declines in the year-to-date amounts are driven by the same factors affecting the third quarter comparisons, including the impact from the CareerBuilder affiliate agreement, which was $20.1 million. In addition, adjusted EBITDA fell $24.7 million within the Corporate and Other category primarily due to higher corporate costs related to being a stand-alone public company.

Publishing

In thousands	Quarter-to-Date			Year-to-Date
	2016	2015	Change	2016	2015	Change
Operating income (GAAP basis)	$26,340	$83,008	(68%)	$166,345	$182,467	(9%)
Early retirement program	2	8,822	(100%)	837	16,623	(95%)
Severance-related charges	4,573	5,872	(22%)	25,432	25,386	—%
Acquisition-related expenses	136	—	***	136	—	***
Facility consolidation and asset impairment charges	28,673	66	***	31,960	6,711	***
Depreciation	25,926	23,942	8%	71,721	71,049	1%
Amortization	1,840	3,096	(41%)	4,798	10,103	(53%)
Adjusted EBITDA (non-GAAP basis)	$87,490	$124,806	(30%)	$301,229	$312,339	(4%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our Publishing segment was $87.5 million in the third quarter of 2016, a decrease of 30% compared to the same period in 2015. The adjusted EBITDA declines are primarily a result of declines in print advertising and circulation revenues, primarily in the U.S. and U.K. local markets. The decrease is also attributable to reduced contributions resulting from the August 2015 change in the CareerBuilder affiliate agreement of $5.4 million and unfavorable foreign exchange rate changes of $3 million. Adjusted EBITDA was $301.2 million for the nine months ended September 25, 2016, a decrease of 4% compared to the same period of 2015. These declines in the year-to-date amounts were driven by the same factors affecting the third quarter comparisons, including the impact from the CareerBuilder affiliate agreement, which was $20.1 million.

ReachLocal

In thousands	Quarter-to-Date
2016
Operating income (GAAP basis)	$(11,230)
Severance-related charges	562
Depreciation	761
Amortization	3,163
Adjusted EBITDA (non-GAAP basis)	$(6,744)

Adjusted EBITDA for our ReachLocal segment was a $6.7 million loss in the third quarter of 2016 and for the nine months ended September 25, 2016, which can be partially attributed to the exclusion of $6.7 million in revenue from the purchase price accounting revaluation of deferred revenue applied at the acquisition date.
Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited condensed consolidated and combined statements of income are presented below:

In thousands, except per share data	Quarter-to-Date			Year-to-Date
	2016	2015	Change	2016	2015	Change
Early retirement program	$2	$10,572	(100%)	$837	$18,373	(95%)
Severance-related charges	5,135	5,872	(13%)	25,994	25,386	2%
Acquisition-related expenses	14,416	1,022	***	29,055	(19,599)	***
Facility consolidation and asset impairment charges	29,761	66	***	33,111	6,711	***
Pre-tax impact	49,314	17,532	***	88,997	30,871	***
Income tax impact of above items	(17,757)	(6,373)	***	(30,414)	(10,337)	***
Impact of items affecting comparability on net income	$31,557	$11,159	***	$58,583	$20,534	***

Net income (loss) (GAAP basis)	$(24,242)	$39,166	***	$19,324	$125,740	(85%)
Impact of items affecting comparability on net income (loss)	31,557	11,159	***	58,583	20,534	***
Adjusted net income (non-GAAP basis)	$7,315	$50,325	(85%)	$77,907	$146,274	(47%)

Earnings (loss) per share - diluted (GAAP basis)	$(0.21)	$0.33	***	$0.16	$1.08	(85%)
Impact of items affecting comparability on net income (loss)	0.27	0.10	***	0.50	0.18	***
Adjusted earnings per share - diluted (non-GAAP basis)	$0.06	$0.43	(86%)	$0.66	$1.26	(48%)
Diluted weighted average number of common shares outstanding	116,556	118,168	(1%)	118,786	116,029	2%

*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.06 for the third quarter of 2016 compared to $0.43 for the same period in 2015. Adjusted EPS on a fully diluted basis for the nine months ended September 25, 2016 were $0.66 compared to $1.26 for the same period in 2015. The decline in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA.

Reconciliations of free cash flow from net cash flow from operating activities presented in accordance with GAAP on our unaudited condensed consolidated and combined statements of cash flow are presented below:

In thousands	Year-to-Date
	2016	2015
Net cash flow from operating activities (GAAP basis)	$105,216	$152,814
Capital expenditures	(45,001)	(30,945)
Free cash flow (non-GAAP basis)	$60,215	$121,869

The net decrease in free cash flow was $61.7 million from 2015 to 2016. This decrease was attributable to net cash flow from operating activities of $105.2 million in 2016, down $47.6 million compared to the prior year primarily attributable to softening environment for traditional advertising and circulation revenues offset by the decrease in pension and other postretirement contributions of $37.8 million. There was an increase of $14.1 million in cash outflows for capital expenditures during 2016 compared to the prior year, which was primarily attributable to the build out of the corporate leased facilities.

Off-Balance Sheet Arrangements

As of September 25, 2016, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

Seasonality

Our revenues are subject to moderate seasonality due to fluctuation in advertising volumes. Our advertising revenues for Publishing are typically highest in the fourth quarter due to holiday and seasonal advertising. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance, and other matters. Forward-looking statements include all statements that are not historical facts. The words "believe," "expect," "estimate," "could," "should," "intend," "may," "plan," "seek," "anticipate," "project", and similar expressions, among others, generally identify "forward-looking statements" which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to a number of risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management, is expressed in good faith, and is believed to have a reasonable basis. However, there can be no assurance the expectation or belief will result, be achieved, or be accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events, or circumstances occurring after the date of this report. Factors, risks, trends, and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations", the statements made under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2015 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, and the following other factors, risks, trends and uncertainties:

•	Competitive pressures in the markets in which we operate;

•	Increased consolidation among major retailers or other events which may adversely affect business operations of major customers and depress the level of local and national advertising;

•	Macroeconomic trends and conditions;

•	Economic downturns leading to a continuing or accelerated decrease in circulation or local, national, or classified advertising;

•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism, or cybersecurity attacks;

•	An accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors;

•	Our inability to adapt to technological changes or grow our online business;

•	An increase in newsprint costs over the levels anticipated;

•	Labor relations including, but not limited to, labor disputes which may cause revenue declines or increased labor costs;

•	Risks and uncertainties related to our ability to successfully integrate JMG's, NJMG's, and ReachLocal's operations and employees with our existing business;

•
Our ability to identify, obtain satisfactory financing for, and complete future acquisitions on favorable terms and to realize benefits or synergies from acquisitions of new businesses or dispositions of existing businesses or to operate businesses effectively following acquisitions or divestitures;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe our market risk from financial instruments, such as accounts receivable and accounts payable, is not material. We are exposed to foreign exchange rate risk on a limited basis primarily due to our operations in the U.K., for which the British pound sterling is the functional currency. Translation gains or losses affecting the condensed consolidated and combined statements of income have not been significant in the past. If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 13% for the nine months ended September 25, 2016. A 10% fluctuation in the price of local currency in any of ReachLocal's foreign jurisdictions relative to the U.S. dollar would not have had a material effect on our operating income for the nine months ended September 25, 2016.

While we are exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility, the interest expense on such borrowings and interest-bearing assets and liabilities on which we recognize imputed interest are not material. Therefore, we were not, nor would we have been, significantly impacted by changes in interest rates.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures are effective as of September 25, 2016 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our 2015 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in the "Risk Factors" section of our 2015 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission.

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

Date: November 3, 2016	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

10-1	Schedule of Mortgages or Deeds of Trust Granted by Gannett Subsidiaries	Attached.

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 25, 2016, formatted in XBRL includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 25, 2016 and December 27, 2015, (ii) Unaudited Condensed Consolidated and Combined Statements of Income for the fiscal quarters and nine months ended September 25, 2016 and September 27, 2015, (iii) Unaudited Condensed Consolidated and Combined Statements of Comprehensive Income for the fiscal quarters and nine months ended September 25, 2016 and September 27, 2015, (iv) Unaudited Condensed Consolidated and Combined Cash Flow Statements for the fiscal quarters and nine months ended September 25, 2016 and September 27, 2015, and (v) Unaudited Notes to Condensed Consolidated and Combined Financial Statements
Attached.