Form 10-K
period 2016-12-25
Gannett Co., Inc.
filed 2017-02-22
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2016

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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 26, 2016 was $1,650,180,963. The registrant has no non-voting common equity.
As of February 13, 2017, 113,584,069 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on May 10, 2017 is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2016 FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is a next-generation media company that empowers communities to connect, act, and thrive. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY including digital sites and affiliates (USAT) and 109 local media organizations in 34 states in the U.S. and Guam), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with more than 160 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Our content reaches more people digitally than Netflix, CBSnews.com, New York Times Digital, BuzzFeed.com, Huffington Post, or WashingtonPost.com according to comScore Media Metrics. The company reports in two operating segments, Publishing and ReachLocal, and a Corporate and Other category.

The company is the leading newspaper publisher in the U.S. in terms of circulation. Our comprehensive publishing operations also include commercial printing and distribution, marketing, and data services. Certain of our businesses have strategic relationships with online businesses currently controlled by our former parent, including CareerBuilder and cars.com. The company also reaches small and medium sized businesses with digital marketing solutions principally through ReachLocal, and to a lesser extent, a strategic relationship with a business unit of the company's former parent.

The company has made both internal and external digital investments to address consumers' changing habits towards consumption of news and information on digital devices and platforms and advertisers' changing spending habits towards digital products. In 2016, total digital revenues across the company were $778.9 million, of which 86% were derived from our publishing segment and 14% were derived from our ReachLocal segment. In 2016, the USA TODAY NETWORK, with more than 3,500 journalists, averaged approximately 110 million(a) (see "References" section below) monthly unique visitors who access content through desktops, smartphones and tablets. In November 2016, the company achieved a record of 122 million(a) unique digital visitors in the U.S. To date, there have been more than 23.3 million(b) downloads of USA TODAY's award-winning app on mobile devices and 4.4 million(b) downloads of apps associated with our local publications. Of the total U.S. digital millennial audience (18-34), 50%(a) access USA TODAY NETWORK content. In the U.K., Newsquest is a publishing and digital leader where its network of web sites attracts over 25 million(c) unique visitors monthly.

Publishing Segment

Our publishing segment (a description of our segments is included in Note 14 — Segment reporting of the notes to the consolidated and combined financial statements) comprises the USA TODAY NETWORK (as described above) and Newsquest. USA TODAY has been a cornerstone of the national news landscape for more than three decades. Since its introduction in 1982, USA TODAY has developed a recognizable and respected brand that we leverage across various businesses. For example, USA TODAY Sports Media Group has used the USA TODAY brand name to successfully launch "For the Win" (ftw.usatoday.com), a unique digital property that provides sports fans with social news and curated analysis. We believe the USA TODAY brand boosts the credibility of affiliated properties, enabling tailored content platforms to increase their audience. As a result, we include as an insert each day in 36 of our local daily publications the USA TODAY local edition, which includes News, Money and Life content, while sports coverage is integrated into local sports sections. USA TODAY is currently the nation's No. 1 newspaper in consolidated print and digital circulation according to the Alliance for Audited Media's September 2016 Publisher's Statement, with total daily circulation of 3.6 million and Sunday circulation of 3.4 million, which includes daily print, digital replica, digital non-replica, and branded editions.

In the U.K., our wholly-owned subsidiary Newsquest has a total average readership of over 5.5 million every week. We believe that the availability of our award-winning content to audiences whenever, wherever, and however they choose makes Newsquest a go-to information source for consumers and preferred platform for advertisers in all industries, sizes, and locations. Newsquest's digital audience increased substantially during 2016, with audited average daily unique users rising by 20%(c) year over year.

We generate revenue primarily through both print and digital advertising and subscriptions to our publications. USA TODAY and our local publications have developed an efficient operating model utilizing integrated shared support for back-office operations such as financial services and accounting, design and layout services, and certain sales and service platforms. This model also serves as a point of leverage and synergy opportunity with respect to businesses acquired by the company. (See Strategy section.)

Our U.S. local publishing circulation revenue is driven through our All Access Content Subscription Model. All subscriptions include access to content via multiple platforms including websites, smartphone and tablet applications, and e-newspapers, with subscription prices that vary according to the frequency of delivery of the print edition. Also available to subscribers are digital only or digital plus Sunday subscriptions. In addition to the subscription model, single-copy print editions continue to be sold at retail outlets and account for approximately 12% of daily and 21% of Sunday net paid and verified circulation volume. The majority of net paid circulation results of USA TODAY are generated by single-copy sales at newsstands, vending machines, or hotels that provide copies to their guests. The remainder is generated by home and office delivery, mail, educational, and other sales. At Newsquest, revenues from circulation and advertising are generated from 94 daily or weekly paid-for publications as well as 77 free publications, whereas circulation revenues are from paid subscriptions.

Advertising: In 2016, publishing segment advertising revenues of $1.6 billion comprised 55% of total publishing segment revenues. We have experienced advertising departments that sell retail, classified, and national advertising across multiple platforms including print, online, mobile, and tablet as well as niche publications. We have a national advertising sales force focused on the largest national advertisers and a separate sales organization to support classified employment sales: the Digital Employment Sales Center. We also have relationships with outside agencies that specialize in the sale of national ads.

Our revenues are subject to moderate seasonality due primarily to fluctuations in advertising volumes. Our advertising revenues for publishing are typically highest in the company's fourth quarter due to holiday and seasonal advertising and lowest in the first quarter following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

The company employs a multi-platform approach to advertising sales, which can be specifically tailored to the individual needs of many levels of advertisers from small, locally-owned merchants to large, complex businesses. In addition to print, we offer our advertising clients multiple platforms and products including display advertising, desktop, mobile, tablet, and other specialty publications. Our diverse sales force, unique industry scale, and broad portfolio of print and digital products position us to attract and serve a wide array of advertising partners. We continue to enjoy a long-standing relationship of trust in our local business communities. Our advertising sales staff delivers solutions for our customers. Our digital marketing services provide localized marketing solutions to national and small to medium-sized businesses, helping them navigate the increasingly complex and diverse world of digital marketing.

Social media, mobile and video are all important contributors to the success of our digital advertising revenue growth. In the U.S., mobile page views increased 25%(c) and mobile visitors increased 7%(c) in 2016 on a year-over-year basis. In December, the USA TODAY NETWORK ranked #1 in mobile web unique digital visitors in the news and information category. The USA TODAY NETWORK, with 1.7 billion(c) page views, ranked #3(c) in page views led by our 25%(c) growth in mobile web page views year over year. Gannett continues to build an innovative video network, with best-in-class video content to attract new audiences and drive revenue growth through enhancing existing revenue streams and creating new innovative products. In December 2016, we generated 113 million(d) cross-platform video plays, an increase of 53%(d) year over year. The company implemented a social media content management software tool to allow our journalists and marketing and customer service teams to more effectively manage multiple social media profiles and significantly increase their responsiveness and engagement with consumers. Recently, the USA TODAY NETWORK ranked #3(a) in the news and information category with respect to Facebook fans.

In 2016, Gannett introduced VRtually There, an extension of the USA TODAY NETWORK's innovative and pioneering work in virtual reality (VR) that enables the NETWORK's journalists to tell the nation's stories and deliver immersive and original content in VR to our 110(a) million unique monthly users. VRtually There provides new advertising opportunities for brand partners with the introduction of the "cubemercial." The "cubemercial" is a NETWORK VR advertising innovation that showcases our industry-leading VR advertising that works seamlessly within the program, which we believe, has set the advertising standard for VR.

We sell and track our advertising sales in three primary categories:

•	Retail advertising is associated with local merchants or locally owned businesses. Retail includes regional and national chains (such as department and grocery stores) that sell in the local market.

•
National advertising is principally from advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers that are inserted in the daily and Sunday print product.

•
Classified advertising includes the major categories of automotive, employment, legal, and real estate/rentals. Advertising for classified segments is published in the classified sections or other sections within the publication, on affiliated digital platforms, and certain magazines.

We believe local and national advertisers find it challenging to manage the complexity of their marketing investments, particularly digital solutions. They are seeking to reach an increasingly elusive audience and are struggling to influence attitudes and behavior at each stage of the purchase path. To help advertisers solve this problem, we created a refined approach to media planning to present advertisers with targeted, integrated solutions. The planning process leverages our considerable strength in data analysis and secondary research. The result is a tailored media/marketing plan where the individual elements work in concert to amplify and reinforce advertisers' messages and solve their business needs.

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

Circulation: In 2016, publishing segment circulation revenues of $1.1 billion comprised 39% of total publishing segment revenues. We deliver content in print and online via desktops, mobile devices and tablets. For local U.S. publications, our All Access Content Subscription Model has more than 1.6 million digitally activated subscribers, providing easy access to content-rich products. In a trend generally consistent within the domestic publishing industry, print circulation volume declined in 2016. At Newsquest, we publish 19 daily paid-for titles and 75 weekly paid-for titles as well as 77 free publications.

EZ Pay, a payment system which automatically deducts subscription payments from customers' credit cards or bank accounts, enhances the subscriber retention rate. At the end of 2016, EZ Pay was used by 63% of all subscribers at local U.S. Gannett sites (not including USA TODAY). Mail subscriptions are available nationwide and abroad, and home, hotel, and office delivery is available in many markets. Approximately 81% of USA TODAY net paid circulation results are generated by single-copy sales at newsstands, vending machines, or to hotels that provide them to their guests. The remainder is generated by home and office delivery, mail, educational, and other sales. In the U.S local markets, approximately 80% of circulation revenue is derived from full-access including digital-only subscriptions, while 20% is derived from single copy and other sources. Newsquest employs a regional model, generally involving the clustering of the publication of a free print product alongside a paid-for print product, which allows for this cross-selling of advertising serving the same or contiguous markets, satisfying the needs of its advertisers and audiences.

Production and Distribution: Gannett Publishing Services (GPS) was formed to improve the efficiency and reduce the cost associated with the production and distribution of the Gannett printed products across all divisions in the U.S. GPS manages the production and circulation operations for all of our local daily and non-daily newspapers and USA TODAY.

GPS leverages our existing assets, including employee talent and experience, physical plants and equipment, and our vast national and local distribution networks. GPS is responsible for imaging, advertising production, internal and external printing, packaging, and distribution. Over the last several years, GPS has actively outsourced printing activities to competitive local market or regional printing businesses in situations where the cost to outsource would benefit Gannett. Alternatively, in certain cases, GPS will utilize excess printing capacity to print competitor and other publications.

Almost all U.S. local publications and USA TODAY employees utilize a common content management system. The common content management system enables the communication and collaboration needed to share content and to build strong page layout and design remotely. Our five design studios provide design services to all our local publications by enhancing operating efficiencies and the page design quality of our publications.

Newsquest operates its publishing activities around regional centers to maximize the use of management, finance, printing, and personnel resources. This regional approach allows the business to leverage a variety of back-office and administrative activities to optimize financial results and enables the group to offer readers and advertisers a range of attractive products across the market.

Competition: Our U.S. publishing operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Publishing operations also compete for circulation and readership against other news and information outlets and amateur content creators. While very few of our publishing operations have similar daily print competitors that are published in the same city, our print products compete with smaller suburban area newspapers, free or paid publications, and other media including magazines, television, direct mail, cable television, radio, outdoor advertising, directories, e-mail marketing, web sites, and mobile-device platforms. Newsquest's publishing operations are focused on hyper-local markets. Their principal competitors include other regional and national newspaper and magazine publishers, other advertising media such as broadcast and billboard, Internet-based news, radio, television and other information and communication businesses.

Development of opportunities in, and competition from, digital media, including web sites, tablet, and mobile products continues to increase. As such, there is very little barrier to entry and limited capital requirements for new companies to enter the market with competitive digital products. The company will continue to expand its reach through internal development, content distribution programs, acquisitions and partnerships, in the news, information and communications business, and through audience generation, in an effort to protect its market share.

Environmental Regulation: The company is committed to protecting the environment. Our goal is to ensure our facilities comply with federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations. We are one of the industry leaders in the use of recycled newsprint. During 2016, 19% of our domestic newsprint purchases contained recycled content, with an average recycled content of 32%.

Our operations use inks, solvents, and fuels. The use, management and disposal of these substances are sometimes regulated by environmental agencies. We retain a corporate environmental consultant who, along with internal and outside counsel, oversees regulatory compliance and preventive measures. Some of our subsidiaries have been included among the potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation although we do not currently anticipate these designations will have a material impact on our results of operations or cash flows.

Raw Materials: Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. We purchase newsprint primarily from 12 domestic and global suppliers. During 2016, our total newsprint consumption was approximately 294,000 metric tons, including consumption by USA TODAY NETWORK, tonnage at non-Gannett print sites, and Newsquest. Newsprint consumption in 2016 was 7% less than in 2015. On a pro-forma basis without tonnage from businesses acquired during 2016, newsprint consumption was 21% lower compared to 2015. We continue to moderate newsprint consumption and expense through the use of lighter basis weight paper. We believe available sources of newsprint, together with present inventories, will continue to be adequate to supply the needs of our publishing operations.

Joint Operating Agencies: Our publishing subsidiary in Detroit participates in a joint operating agency (JOA). The JOA performs the production, sales, and distribution functions for the subsidiary and another publishing company under a joint operating agreement. Operating results for the Detroit JOA are fully consolidated along with a charge for the minority partner's share of profits.

ReachLocal Segment

ReachLocal's mission is to provide more customers to local businesses. ReachLocal, which began in 2004 and was acquired by Gannett in 2016, helps local businesses advertise online. ReachLocal's focus is on local businesses and believes local businesses want a single, unified solution to their marketing needs. As such, ReachLocal's goal is to provide a total digital marketing solution that will address local business's online marketing needs. ReachLocal's total digital marketing solution consists of products and solutions in three categories: digital advertising (including ReachSearch™, ReachDisplay™, ReachSocial Ads™, and ReachRetargeting™), web presence (including ReachSite+ReachEdge™, ReachSEO™, ReachCast™, ReachListings™, and TotalLiveChat™), and software-as-a-service (ReachEdge™ and Kickserv™).

Products: ReachLocal's search engine marketing (SEM) solution, ReachSearch™, combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. ReachSearch™ remains a leading SEM offering for local businesses and has won numerous awards since its rollout, including most recently winning Google's Quality Score Champion Award in North America. ReachSearch™ is optimized for local markets in each of ReachLocal's territories. ReachSearch™ accounted for 83% of ReachLocal's segment revenue for the year ended December 25, 2016.

ReachLocal also offers online advertising products focused on maximizing local businesses exposure by displaying their ads on websites that, in the aggregate, reach an estimated 90% of the U.S. online audience. ReachLocal's display products include a retargeting solution to target consumers who have previously visited a specific client's website, either through a ReachSearch™ campaign or a ReachDisplay™ campaign, or who have previously searched for a client's keywords (ReachRetargeting™) and a

Facebook advertising solution (ReachSocial Ads™), among other products. These products are generally available in North America and selectively available in ReachLocal's international markets.

ReachLocal offers a number of web presence solutions. These solutions include websites (ReachSite™), search engine optimization (ReachSEO™), social (ReachCast™), chat (TotalLiveChat™), listings (ReachListings™), and other products and solutions, all focused on expanding and leveraging clients' web presence. Often, these products are designed to work in concert with ReachLocal's digital advertising products with a goal of enhancing client's return on investment. These products are generally available in North America and selectively available in ReachLocal's international markets.

ReachLocal also offers software products designed to enable its clients to both easily assess the efficacy of their marketing efforts and to facilitate their interactions with their customers. ReachLocal's ReachEdge™ solution is a marketing automation platform that includes tools for capturing web traffic information and converting leads into new customers for clients. ReachEdge™ provides clients with tools designed to significantly improve their conversion of leads to customers and also helps the client stay top-of-mind during the prospect's decision-making process by using integrated marketing automation to send new prospects targeted e-mails and alerts to the client's staff reminding them to follow up on each lead. ReachEdge™ also provides reports to show clients how many leads they are getting from each marketing source and other important business insights. ReachEdge™ is available in most of ReachLocal's markets. ReachLocal's Kickserv™ solution is a cloud-based business management software for service businesses. Kickserv™ allows ReachLocal to provide an end-to-end solution to clients that starts with lead generation (e.g., ReachSearch™, ReachDisplay™, and ReachSEO™), includes lead conversion (ReachEdge™), and then closes and manages the business relationship (Kickserv™). Kickserv™ is available in North America.

Distribution: ReachLocal delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its sales force, and select third-party agencies and resellers. ReachLocal has sales operations in the United States, Canada, Australia, New Zealand, Japan, Germany, the Netherlands, Austria, Brazil, and Mexico. Approximately 73% of revenues are derived in North America and the remaining 27% from other international markets. All (100%) of ReachLocal revenues are digital revenues.

Competition: The market for local online advertising solutions is intensely competitive and rapidly changing. The market is highly fragmented as there are a number of smaller companies which provide internet marketing services at highly competitive prices and, increasingly, ReachLocal competes with vertical-specific SMB marketing providers who offer solutions tailored for specific verticals. In addition, the online publishers that ReachLocal utilizes for its clients, such as Google, Yahoo!, and Microsoft, generally offer their products and services through self-service platforms. Many traditional, offline media companies also offer online advertising solutions and have large, direct sales forces and digital publishing properties. With the introduction of new technologies and market entrants, ReachLocal expects competition to intensify in the future.

Strategy

We are committed to a business strategy that generates returns for shareholders, delights audiences through a robust user experience, and engages with consumers to strengthen the brands of advertising partners and drive company revenue. Key elements of our strategy to achieve these objectives are as follows:

Supplement organic growth with selective acquisitions. We believe we are well-positioned to pursue value-enhancing investments and acquisitions and intend to be both opportunistic and disciplined in our acquisition strategy. We believe our balance sheet and cash flow generation remain strong in comparison to peers, providing us with the financial flexibility to pursue opportunities arising in a consolidating industry. We are an efficient operator, and our strengths in information gathering and reporting, coupled with our valuable integrated content sharing, advertising, sales, and administrative platforms, will yield innovative approaches to revenue generation as well as efficiency gains in acquired properties. By leveraging these efficiencies and operational expertise to those publishing assets acquired, the company is able to achieve greater synergies, particularly through the consolidation of printing and distribution activities.

Within the digital space, local small to medium-sized business relationships developed over the years in the company's local markets is a valuable asset. As an example, the challenge faced by ReachLocal in recent years was scaling up the number of new local business leads it generated. The cost of acquisition was simply too high as a standalone company. Now as a subsidiary of Gannett that will change. Through its portfolio of news sites across the USA TODAY NETWORK and the U.K., Gannett has trusted relationships with hundreds of thousands of local advertising customers. ReachLocal will be able to leverage that customer base to scale ReachLocal's digital marketing services portfolio and provide Gannett customers with complete advertising and marketing solution.

Maintain a strong, flexible balance sheet. Through proactive cost management and disciplined financial policies, we remain committed to maintaining financial flexibility in order to execute our organic growth strategies and be in position to make accretive acquisitions.

Focus on capital allocation. Our approach to capital allocation is a key source of financial strength in support of current initiatives and also provides flexibility to return cash to shareholders. In July 2015, our Board of Directors authorized a three-year, $150 million share repurchase program. As of December 25, 2016, 3.75 million shares have been repurchased under this program at an average cost of $8.71 per share.

In addition, our Board of Directors declared a cash dividend of $0.16 in each quarter of 2016, allowing us to provide strong return to shareholders concurrently with our growth and expansion efforts.

Continue to enhance digital platforms. As the news and information industry has evolved and readers increasingly consume content on digital platforms, we have made and will continue to make significant investments in online and mobile offerings across both local and national markets. We intend to continue to develop compelling content and ensure readers can access their trusted local and national news and information sources on every platform. The credibility and trust of our news brands carries over to digital platforms and differentiates our online products from digital competitors. We also plan to focus on continuing to develop a compelling mobile experience, including video and VR content, across our network.

Expand the integration of national and local content. In 2016, we continued our transformation into one, integrated organization as we united our local and national media brands under the USA TODAY NETWORK to create the largest local to national media network in the country. The network provides the opportunity for advertisers to scale their messages from hyper-local to national while reaching millions of consumers through a variety of platforms. Gannett will continue to invest in growing the USA TODAY NETWORK to include more local markets and new and engaging platforms.

Focus on operational excellence. While maintaining a commitment to quality journalism, we will continue to maximize the efficiency of our print, sales, administrative, and distribution functions to increase profitability. This efficiency has been accomplished through the consolidation of certain back-office, administrative and operating activities into centers of excellence related primarily to financial services and accounting, layout and design and printing and distribution. We will continue to leverage our economies of scale to reduce supply chain costs, provide significant shared editorial content, and streamline our creative and design interactions with advertisers in print and online. We believe these efforts will enable us to increase profitability and strengthen customer relationships.

Strategic Acquisitions

ReachLocal, Inc. (ReachLocal): In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal, Inc. for approximately $162.5 million in cash, net of cash acquired. We financed the transaction by borrowing $175.0 million under our credit facility as well as with available cash.

North Jersey Media Group, Inc. (NJMG): In July 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. for approximately $39.3 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald. We financed the transaction with available cash.

Journal Media Group, Inc. (JMG): In April 2016, we completed the acquisition of 100% of the outstanding common stock of Journal Media Group, Inc. for approximately $260.6 million in cash, net of cash acquired. We financed the transaction by borrowing $250.0 million under our credit facility as well as with available cash. JMG is a media company with print and digital publishing operations serving 15 U.S. markets in nine states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis. The acquisition expanded our print and digital publishing operations domestically.

Texas-New Mexico Newspapers Partnership (TNP): In June 2015, we completed the acquisition of the remaining 59.4% interest in the Texas-New Mexico Newspapers Partnership that we did not own. The deal was completed through the assignment of our interest in the California Newspapers Partnership (CNP) and additional cash consideration, resulting in a pretax gain on our equity investment of $21.8 million. As a result, we own 100% of TNP and no longer have any ownership interest in CNP. The acquisition added one news organization in Texas, six in New Mexico, and four in Pennsylvania.

Romanes Media Group (RMG): In May 2015, we acquired the Romanes Media Group located in the U.K. Romanes includes one daily and 28 weekly publications and their associated digital platforms. The transaction was completed by our subsidiary, Newsquest.

History

Our newspaper business was founded by Frank E. Gannett and associates in 1906 and incorporated in 1923. We were separated from our former parent on June 29, 2015 when our former parent distributed 98.5% of the outstanding shares of Gannett common stock (also referred to herein as the spin-off or separation) to its stockholders on a pro rata basis. Following the distribution, our former parent owns 1.5% of Gannett's outstanding common stock and will continue to own our shares for a period of time not to exceed five years after the distribution. We are listed on the New York Stock Exchange under the symbol GCI and are headquartered in McLean, VA near Washington, DC.

Employees

We employed approximately 17,100 persons at our subsidiaries in the U.S. as of December 25, 2016. Approximately 13% of those employed by us and our subsidiaries in the U.S. are represented by labor unions, most of which are affiliated with of one of seven international unions. These represented employees are covered by approximately 60 collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing industry. We do not engage in industry-wide or company-wide bargaining. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues only. Approximately 3,200 persons are employed by Newsquest in the U.K, and there are a total of approximately 3,900 employees outside of the U.S.

Internet Access

Our reports on Forms 10-K, 10-Q, and 8-K and all amendments to those reports are available without change through the company's website on the internet as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). Our reports may be accessed at www.gannett.com. We will disclose on this website changes to, or waivers of, our corporate Ethics Policy. Information on our website does not constitute part of this Form 10-K.

References

(a) comScore Media Metrics

(b) App Annie

(c) Adobe Analytics

(d) Adobe, YouTube, Google

Major Publications and Markets We Serve

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.S. Our local and national media brands are united under the USA TODAY NETWORK, the largest local to national media network in the U.S. The network is powered by an integrated and award-winning news organization comprising more than 3,500 journalists with deep roots in 109 local communities, plus USA TODAY, and a combined reach of more than 110 million visitors monthly.

The following table lists information for our major publications and their affiliated digital platforms in the U.S. as of December 25, 2016:

Title	Related Website(s)	Location	Daily(a)	Sunday(a)
USA TODAY	www.usatoday.com	McLean, Virginia	3,601,833	3,375,646
Detroit Free Press	www.freep.com	Detroit, Michigan	240,510	925,051
The Record	www.therecord.northjersey.com	Bergen Co., New Jersey	235,681	147,609
The Arizona Republic	www.azcentral.com	Phoenix, Arizona	184,881	464,714
Milwaukee Journal Sentinel	www.jsonline.com	Milwaukee, Wisconsin	146,450	229,137
Indianapolis Star	www.indystar.com	Indianapolis, Indiana	115,785	234,915
Cincinnati Enquirer	www.cincinnati.com	Cincinnati, Ohio	107,576	179,857
Courier-Journal	www.courier-journal.com	Louisville, Kentucky	100,741	190,191
Des Moines Register	www.desmoinesregister.com	Des Moines, Iowa	81,055	160,839
Democrat and Chronicle	www.democratandchronicle.com	Rochester, New York	79,771	124,324

(a)
Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's December 2016 Quarterly Publisher's Statement.

The following table presents information for our local media organizations and affiliates digital platforms within the USA TODAY NETWORK on a state-by-state basis, excluding the major publications listed in the table above, as of December 25, 2016:

USA TODAY NETWORK MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS
State / Territory	Number of Local Media Organizations	Daily(a)	Sunday(a)
Alabama	1	19,248	25,231
Arkansas	1	6,961	176
California	5	101,490	99,794
Colorado	1	19,746	23,404
Delaware	1	55,383	93,645
Florida	6	244,175	348,166
Guam	1	10,819	8,882
Indiana	4	82,173	107,473
Iowa	1	9,084	800
Kentucky	1	5,874	7,089
Louisiana	5	73,791	92,188
Maryland	1	10,621	13,734
Michigan	4	62,513	181,027
Minnesota	1	14,016	19,044
Mississippi	2	45,730	53,429
Missouri	1	25,494	46,690
Montana	1	21,354	21,372
Nevada	1	30,017	49,987
New Jersey	7	143,395	183,725
New Mexico	6	34,426	42,381
New York	5	112,009	134,487
North Carolina	1	26,344	45,330
Ohio	10	64,208	64,530
Oregon	1	25,894	32,740
Pennsylvania	4	62,044	85,405
South Carolina	2	55,765	115,653
South Dakota	1	27,447	53,890
Tennessee	6	229,346	401,427
Utah	1	11,584	13,917
Texas	5	101,493	193,339
Vermont	1	22,642	24,207
Virginia	1	10,850	12,588
Washington	1	23,210	18,213
Wisconsin	10	141,186	171,014

(a)
Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's December 2016 Quarterly Publisher's Statement.

Newsquest has a portfolio of over 165 news brands and more than 55 magazines, published in print and online in the U.K. With a digital audience of more than 25 million users a month and more than 5.5 million readers in print, Newsquest's content is read by a substantial portion of the U.K. population. In addition to local news brands, Newsquest owns the digital businesses s1 and Exchange & Mart and a specialist magazine business.

The following table presents information for our major local media organizations and affiliated digital platforms operated by Newsquest in the U.K. as of December 25, 2016. All circulation figures are according to ABC results for the period January to June 2016 unless otherwise noted:

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Publication	City	Local Media Organization / Web Site	Circulation Monday - Saturday
Basildon & Southend Echo	Basildon, Southend on Sea	www.echo-news.co.uk	18,996
Bolton News	Bolton	www.theboltonnews.co.uk	10,172
Bournemouth - The Daily Echo	Bournemouth	www.bournemouthecho.co.uk	13,987
Bradford Telegraph & Argus	Bradford	www.thetelegraphandargus.co.uk	14,813
Colchester Daily Gazette	Colchester	www.gazette-news.co.uk	9,866
Dorset Echo	Dorset	www.dorsetecho.co.uk	10,944
Glasgow - Evening Times	Glasgow	www.eveningtimes.co.uk	25,679
Greenock Telegraph	Greenock	www.greenocktelegraph.co.uk	10,511(a)
Lancashire Telegraph	Blackburn, Burnley	www.lancashiretelegraph.co.uk	11,807
Oxford Mail	Oxford	www.oxfordmail.co.uk	10,777
South Wales Argus - Newport	Newport	www.southwalesargus.co.uk	11,344
Southampton - Southern Daily Echo	Southampton	www.dailyecho.co.uk	17,521
Swindon Advertiser	Swindon	www.swindonadvertiser.co.uk	10,056
The Argus Brighton	Brighton	www.theargus.co.uk	11,424
The Herald, Scotland	Glasgow, Edinburgh	www.heraldscotland.co.uk	30,402
The National, Scotland	Glasgow, Edinburgh	www.thenational.scot	12,124(a)
The Northern Echo	Darlington	www.thisisthenortheast.co.uk	25,290
The Press - York	York	www.yorkpress.co.uk	15,428
Worcester News	Worcester	www.worcesternews.co.uk	7,422

(a)	Circulation figures are according to ABC results for the period January to December 2015 as 2016 results are not available.

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

Risks Relating to Our Publishing Segment

Weak economic conditions may adversely affect demand for print and digital advertising or the ability of our subscribers to pay for our products, which could lead to further revenue declines in our publishing segment.

Our advertising revenues depend substantially on the strength of the economy. Our revenues are sensitive to economic trends and uncertainties, as well as discretionary spending by advertisers and subscribers both at the national level and in the markets we serve. A decline in the financial or economic prospects of current or periodic advertisers or subscribers could alter their spending priorities. Certain aspects of the economy have been challenging in recent years, particularly in the brick and mortar retail sector, and total advertising revenues have declined as a result. If economic conditions fail to improve or if they worsen, our revenues could be further adversely affected, particularly if advertisers reduce their budgets, shift their spending priorities, are forced to consolidate or cease operations. If the earning power of our current or prospective subscribers declines due to stagnating or worsening economic conditions, they may cancel their subscriptions or decline to subscribe.

Our publishing segment's operating results may be materially adversely affected if we do not respond successfully to the shift in newspaper readership consumer behavior, demographics and advertising expenditures away from traditional print and towards digital media. Significant capital investments may be needed to respond to this shift.

The media industry has experienced rapid evolution in consumer demands and expectations due to advances in technology, which have led to a proliferation of delivery methods for news and information. The number of consumers who access online services through devices other than personal computers, such as smartphones, handheld tablets and mobile devices, has increased dramatically in recent years and likely will continue to increase. Presented with a multitude of media choices and sources of free information, consumers generally appear to be focusing more on when, where, how and at what price they consume content and less on the source, representation, quality or reliability of the content. The media industry also continues to be affected by demographic shifts, with traditional print newspaper readers getting older and younger generations developing the habit of consuming news through digital media. In addition, the revenues generated by media companies have been affected significantly by the shift in advertising expenditures towards digital media. Media companies generally charge much lower rates for digital advertising than for print advertising due to the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space, and mobile advertising rates typically are even lower than desktop digital rates.

Our success therefore depends on our ability to develop and manage our digital businesses in response to the shift in consumer behavior, demographics, and adverting expenditures described above. In particular, we must:

•	continue to increase digital audiences;

•	attract advertisers to our digital products;

•	tailor our products for mobile devices;

•	structure our sales force to focus more effort on sales of digital rather than print;

•	attract and retain employees with the skills and knowledge needed to successfully operate digital businesses;

•
manage the transition to a digital business from historical print businesses, including by reducing the physical and distribution infrastructure and related fixed costs associated with those businesses; and

•	invest funds and resources in digital opportunities.

If we are unable to exploit new and existing technologies to distinguish our publishing segment's products and services from those of our competitors and develop in a timely manner compelling new products and services that engage users across multiple platforms, our business, financial condition, and results of operations may be adversely affected. Responding to the changes described above may require us to make significant capital investments and incur significant research and development costs related to building, maintaining, and evolving our technology infrastructure, and our ability to make the level of investments required may be limited.

As digital revenues increase as a proportion of our total revenues, we will become increasingly subject to risks associated with digital media operations.

A significant component of our business strategy involves transitioning from traditional print businesses to digital businesses and, accordingly, we expect our digital revenues to increase as a percentage of our total revenues in future periods. We therefore expect to face increasing risks related to our digital operations, including:

•	rates we achieve in the marketplace for the advertising inventory on our digital platforms may be adversely affected by:

◦	news aggregation websites and customized news feeds (often free to users), which may reduce our traffic levels by creating a disincentive for users to visit our websites or use our digital products;

◦	our inability to successfully manage changes in search engine optimization and social media traffic to increase our digital presence and visibility, which also may reduce our traffic levels; or

◦	our inability to maintain and improve the performance of our customers' advertising on our digital properties;

•
our use of subscription models (which may require users to pay for content after accessing a limited number of pages or news articles for free on our websites each month) may cause consumers to opt out of subscription offers in greater numbers than anticipated or result in fewer page views or unique visitors to our websites than projected;

•
technical or other problems could prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, and users could develop negative views about the quality or usefulness of our products;

•	new delivery platforms may lead to pricing restrictions, loss of distribution control, or loss of direct relationships with consumers;

•	mobile devices, including smartphones and tablets, may present challenges for traditional display advertising; and

•	technology developed to block the display of advertising on websites could proliferate, impairing our ability to generate digital revenues.

Our inability to respond successfully to these or similar challenges could materially adversely impact our ability to maintain and grow our digital revenues.

Our media businesses operate in highly competitive markets, and our ability to maintain market share and generate operating revenues depends on how effectively we compete with existing and new competition.

Our media businesses compete for audiences and advertising revenue with newspapers and other media such as the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, outdoor billboards and yellow pages. Some of our current and potential competitors have greater financial and other resources than we do. If we fail to compete effectively with competing newspapers and other media, our results of operations may be materially adversely affected. In addition, our publications generate a significant portion of their advertising revenues from a few categories, including automotive, employment, and real estate classified advertising, and retail advertising. As a result, even in the absence of a recession or economic downturn, technological, industry or other changes specifically affecting these advertising sources could reduce advertising revenues and materially and adversely affect our results of operations. Further, our print editions and digital platforms compete directly with well-established websites dedicated to classified advertising, particularly in the automotive, employment, real estate, and legal verticals. Our results may be negatively affected if we do not compete effectively online in the classified advertising market.

We rely on revenue from the printing and distribution of publications for third parties that may be subject to many of the same business and industry risks facing us.

We generate a portion of our revenue from printing and distributing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. Those third parties may be negatively affected by the same macroeconomic and industry trends affecting our media business, such as the sensitivity to perceived economic weakness of discretionary spending by advertisers and subscribers, circulation declines, shifts in consumer habits, and the increasing popularity of digital media. If the third-party publications are negatively affected these trends, they may reduce the volume of publications they print or distribute through us, and as a result we may lose some or all of the associated revenue.

Newsprint prices historically have been volatile and may increase in the future.

Newsprint was one of our largest expenses for the year ended December 25, 2016. Newsprint prices historically have been volatile, and the price we pay for newsprint may increase in the future due to, among other factors:

•	declines in overall newsprint supply due to paper mill closures or conversions to other grades of paper;

•	increases in supplier operating expenses due to rising raw material or energy costs or other factors;

•	reduction in the number of suppliers due to continuing consolidation of newsprint mills in the U.S. and Canada;

•	decreases in our current consumption levels; and

•	our inability to maintain existing relationships with our newsprint suppliers.

In addition, the ability of suppliers to deliver newsprint to us may be disrupted due to labor unrest, transportation issues, or similar events. If newsprint prices increase significantly or we experience significant disruptions in the availability of newsprint in the future, our operating results may be adversely affected.

Our business or results of operations could suffer if we fail to protect our publishing segment's intellectual property and other proprietary rights.

Our publishing segment's ability to compete depends in part upon our intellectual property, including our trademarks (e.g., mastheads), copyrights (e.g., content) and proprietary technology (e.g., digital platforms). If we are unable to protect this intellectual property, we may not realize the full value of our intellectual property assets, and our business and results of operations may suffer. We rely on a combination of intellectual property rights, including contractual provisions, confidentiality procedures and agreements, and trademark, copyright, patent, unfair competition, trade secret, and other laws to protect our intellectual property. However, these methods afford only limited protection and may not be adequate. For example, technological advancements have facilitated the unauthorized duplication and wide dissemination of content, making enforcement of our intellectual property rights in content more challenging. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies may be necessary to enforce our intellectual property rights. Our efforts to enforce or protect our rights may be ineffective and could result in substantial costs and diversion of resources.

In addition, third parties might claim that the conduct of our businesses or use of intellectual property infringes upon their intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and we may not achieve favorable outcomes in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in the intellectual property. We might have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms or at all.

Labor strikes, lockouts and protracted negotiations could lead to business interruptions and increased operating costs, either for our businesses or for our suppliers.

As of December 25, 2016, union employees comprised approximately 13% of our workforce. We are required to negotiate collective bargaining agreements on an ongoing basis. If we or our suppliers are unable to renew expiring collective bargaining agreements, affected unions or others could implement strikes, lockouts, work stoppages, or other business interruptions. A significant labor dispute could materially adversely affect our operating revenues, cash flows, or operating income by, among other matters, disrupting our ability to provide customers with our products or services. In addition, even if labor negotiations are resolved successfully, they may lead to greater overall employee costs.

Risks Relating to Our ReachLocal Segment

Weak economic conditions may adversely affect demand for our digital marketing solutions, which may adversely affect business and operating results of our ReachLocal segment.

The revenues generated by our ReachLocal segment also are sensitive to economic fluctuations. Many small and medium-sized businesses (SMBs) have modest advertising budgets. To the extent that economic conditions worsen or remain challenging, our existing and potential clients may no longer consider investment in our online marketing solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, online marketing advertising solutions may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. These developments could cause us to respond by temporarily reducing hiring or taking other measures and could have an adverse effect on our business, operating results and financial condition.

Our ReachLocal segment's future revenues depend substantially on our ability to successfully develop and launch new products and services, as well as our ability to integrate its legacy products and services with those we offer in our local markets.

ReachLocal's ability to stay competitive and generate future revenue depends substantially on its successful development and launch of new products and services on a timely basis. ReachLocal may be unable to develop new solutions due to employee turnover, failure to sustain the required level of investment in product and technology development, or difficulties of designing complex software products, achieving desired functionality and integrating the new products with its existing technology. Even after developing new solutions, ReachLocal may be unable to launch them successfully. The sale of new or additional features, products and services, the value of which may be different from ReachLocal's current solutions or less easily understood by clients, may require increasingly sophisticated sales efforts, as well as additional salesforce training and client education, any of which could increase operating expenses. In addition, ReachLocal's future revenues depend substantially on Gannett's ability to market the ReachLocal digital marketing solutions product suite in our local markets. If we are unsuccessful in integrating ReachLocal's products and services with those we offer in our local markets, ReachLocal's results of operations may be adversely affected.

The market in which ReachLocal operates is intensely competitive, which may adversely impact our margins. If we do not compete effectively, ReachLocal's operating results could be adversely affected.

Our ReachLocal segment operates in a highly competitive market. The market for online marketing solutions is rapidly changing and with the emergence of new technologies and market entrants, we expect competition to intensify in the future. Some of ReachLocal's competitors offer products similar to ours at a lower price, putting pressure on us to lower our prices (thereby reducing margins) or lose clients. ReachLocal's competitors include online publishers, traditional media companies, local SMB marketing providers, SMB marketing technology providers, and new competitors that ReachLocal may face as it launches new products or enters new markets. Many of ReachLocal's current and potential competitors enjoy substantial competitive advantages such as greater name recognition, longer operating histories, and substantially greater financial, technical, and other resources. If ReachLocal fails to compete successfully against its current and potential competitors, its operating results could be adversely affected.

Our ReachLocal segment purchases most of its media from Google, and its business could be adversely affected if Google takes actions that are adverse to our interests or if we fail to meet advertiser or spend targets necessary for receiving rebates from Google. Similar actions from Yahoo!, Microsoft, and other media providers also could adversely affect the segment's business.

Most of ReachLocal's cost of revenue relates to the purchase of media, and a substantial majority of the media it purchases is from Google. Google accounts for a large majority of all U.S. searches, and Google's share in foreign markets is often even greater. As a result, we expect our ReachLocal segment will depend upon media purchases from Google for the foreseeable future. This dependence makes that business vulnerable to actions Google may take to change the manner in which it sells AdWords or conducts its business. In addition, any new developments or rumors of developments regarding Google's business practices that affect the local online advertising industry may adversely affect our ReachLocal products or create perceptions with clients that our ability to compete in the online marketing industry has been impaired. These risks also apply to other publishers from whom we purchase media, including Yahoo! and Microsoft, though to a lesser degree.

Our business or results of operations could suffer if we fail to protect ReachLocal's intellectual property and other proprietary rights.

Our ReachLocal segment's business is heavily dependent on intellectual property, including proprietary technology. As with our publishing segment, we rely on a combination of intellectual property rights, including contractual provisions, confidentiality procedures and agreements, and trademark, copyright, patent, unfair competition, trade secret, and other laws to protect our intellectual property. However, these methods afford only limited protection and may not be adequate. In addition, because ReachLocal sells its solutions internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States. As a result, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our online marketing and reporting solutions, technology, software and functionality or obtain and use information that we consider proprietary. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies may be necessary to enforce our intellectual property rights. Our efforts to enforce or protect our rights may be ineffective and could result in substantial costs and diversion of resources. In addition, as with our publishing segment, third parties might claim that the conduct of our businesses or use of intellectual property infringes upon their intellectual property rights. Any such claims could result in substantial costs or diversion of resources, and could adversely affect our business and operating results.

Risks Related to Our Business Generally

Our business, reputation and results of operations could be negatively affected if our information technology systems fail to perform adequately or if we become subject to significant data security breaches or other security threats or disruptions.

Our information technology systems are critically important to operating our business efficiently and effectively. We rely on our information technology systems to manage our business data, communications, news and advertising content, digital products, order entry, fulfillment, and other business processes. We also use third-party technology and systems for many operations including encryption and authentication, employee e-mail, domain name registration, content delivery to customers, and back-office support. Our information technology systems and any third-party systems on which we rely could fail to perform as anticipated or could be disrupted or damaged by natural disasters, fires, power outages, acts of terrorism, or other similar events. Any such failures or disruptions could result in transaction errors, processing inefficiencies, late or missed publications, and loss of sales and customers, any of which could negatively affect our business or results of operations.

In addition, attempts to compromise information technology systems occur regularly across many industries and sectors, and the techniques used to perpetrate such compromises (e.g., viruses, worms, or other malware, denial of service attacks, malicious social engineering, and employee malfeasance) are constantly changing. Maintaining the security of our systems is critically important both due to our reliance on those systems and because they store and process confidential subscriber, employee, and other sensitive personal data. Although we and our third-party service providers have implemented security measures and other controls designed to prevent breaches, these precautions might fail to defend against future cyber-attacks or prevent breaches or other disruptions to our systems or those of our third-party providers. Because cyber-attacks evolve quickly and often are not recognized until after they are launched, we may be unable to anticipate them or implement adequate measures to prevent a breach. A significant breach could result in, among other things:

•	improper disclosures of personal data or confidential information;

•	expenditures of significant resources to remedy the breach and defend against further attacks;

•	diversion of management's attention and resources; and

•	liability under laws that protect personal data.

The foregoing consequences could result in increased operating costs, loss of revenue, and harm to our reputation. Though we maintain cyber risk insurance, this insurance may not be sufficient to cover all losses from any future breaches of our systems.

Recent and future strategic acquisitions, investments, and partnerships may expose us to a variety of risks that might disrupt our business and adversely affect our results of operations.

Our strategic plan involves targeted acquisitions of high-quality publishing businesses that we believe offer strong synergies with our existing portfolio (such as our recent acquisitions of JMG and NJMG), as well as strategic acquisitions of digital businesses (such as our recent acquisition of ReachLocal). Any such acquisitions may involve significant new risks that could adversely affect our results of operations or cash flows, such as:

•	distraction of management attention from our current business operations;

•	strain on our human resources;

•	insufficient new revenue to offset expenses;

•	integration challenges arising from combining company cultures and facilities;

•	failure to achieve expected synergies or implement effective cost controls;

•	inability to integrate acquired digital products, services or technologies into our existing business's offerings;

•	inability to retain key employees of acquired businesses;

•	applicability of new regulatory or foreign law requirements; and

•	liabilities and other exposures not discovered in our due diligence process.

We could fail to execute effectively our acquisition strategy if we cannot identify suitable acquisition targets or obtain regulatory approvals required to complete or realize the anticipated benefits of potential acquisitions. In addition, in order to consummate acquisitions or other strategic transactions, we may need to obtain additional financing from banks or through public or private offerings of debt or equity securities, which financing might not be available on attractive terms or at all.

Our strategic plan also involves investments in or partnerships with other companies, which may involve risks such as:

•	our inability to control the operations of our investee or partner;

•	our investee or partner's failure to achieve its business or financial goals or otherwise successfully implement its business plan; or

•	our inability to monetize an investment due to transfer restrictions and our lack of control over the timing or process for any potential disposition of our equity interest.

Each of the foregoing risks could decrease the benefits we realize from an investment or partnership. We may receive little or no return on these investments, and we may be required to record charges to earnings if the companies in which we have invested decrease in value.

We may be unsuccessful in managing or growing our international operations.

Newsquest operates in the U.K., and ReachLocal has international sales operations in Australia, Canada, Germany, the Netherlands, Japan, Brazil, Austria, and Mexico, and campaign support services in India. Revenue from Newsquest accounted for 12% of our publishing segment's total revenue for the year ended December 25, 2016. Revenue from international operations outside North America accounted for 27% of ReachLocal's total revenue since our acquisition of the business in August 2016. Our ability to operate these international operations successfully is subject to numerous risks inherent in foreign operations, including:

•	challenges or uncertainties arising from unexpected legal, political, or systemic events such as Brexit;

•	difficulties or delays in developing a network of clients in international markets;

•	restrictions on the ability of U.S. companies to do business in foreign countries;

•
different legal or regulatory requirements, including with respect to internet services, privacy and data protection, censorship, banking and money transmitting, and selling, which may limit or prevent the offering of our products in some jurisdictions or otherwise harm our business;

•	international intellectual property laws that may be insufficient to protect our intellectual property or permit us to successfully defend our intellectual property in international lawsuits;

•	different employee/employer relationships and the existence of workers' councils and labor unions, which could make it more difficult to terminate underperforming salespeople;

•	difficulties in staffing and managing foreign operations;

•	difficulties in accounts receivable collection;

•	currency fluctuations and price controls or other restrictions on foreign currency;

•	potential adverse tax consequences including difficulties in repatriating earnings generated abroad; and

•	lack of infrastructure to adequately conduct electronic commerce transactions.

Any of the foregoing factors could adversely impact our international operations, which could harm our overall business, operating results, and financial condition.

Foreign exchange variability could materially and adversely affect our consolidated operating results.

Our financial statements are denominated in U.S. dollars. Newsquest operates in the U.K., and its operations are conducted in foreign currency, primarily the British pound sterling. Newsquest's 2016 results were translated to U.S. dollars at the average rate of 1.36. In June 2016, a referendum in the U.K. that resulted in favor of leaving the European Union (commonly referred to as Brexit) triggered an immediate weakening of the British pound sterling against the U.S. dollar and the British pound sterling weakened further throughout the remainder of 2016. Continued weakness or further weakening in the British pound sterling to U.S. dollar exchange rate could further diminish Newsquest's contributions to our results of operations. In addition, our ReachLocal segment conducts operations in several foreign jurisdictions. If the value of currency in any of those jurisdictions weakens as compared with the U.S. dollar, ReachLocal's operations in those jurisdictions similarly will contribute less to our results. Though the contributions of ReachLocal's foreign operations to our results of operations have not been material to date, they may increase in the future. If so, we will be subject to greater risk from fluctuations in the exchange rates for currencies in the foreign jurisdictions where ReachLocal operates.

The value of our existing goodwill and intangible assets may become impaired, depending upon future operating results.

Goodwill and other intangible assets were approximately $852.9 million as of December 25, 2016, representing approximately 30% of our total assets. As required under U.S. GAAP, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable. Erosion of general economic, market, or business conditions could negatively affect our business and stock price, which may require us to record impairment charges to goodwill or other intangible assets when we perform such evaluations. Any such charges would adversely affect future reported results of operations and stockholders' equity but would not affect our cash flow.

Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.

Our success depends substantially upon the continuing contributions of our senior management team and other key employees. Qualified individuals are in high demand, and our senior management and other key employees possess knowledge of our business and industry that may be difficult to replace. Our loss of members of senior management or key employees, or our failure to attract and retain highly-skilled personnel for key positions, could materially adversely affect our business. We therefore may incur significant costs to retain our key employees and to recruit new employees in the future.

Our pension plans are underfunded, and we must use a portion of our cash flows to make required contributions.

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), the Gannett 2015 Supplemental Retirement Plan, the Newsquest Pension Scheme in the U.K., the Newspaper Guild of Detroit Pension Plan and a supplemental retirement plan we assumed pursuant to our acquisition of JMG. Our retirement plans were underfunded as of December 25, 2016 by $750.6 million on a U.S. GAAP basis. The excess of pension benefit obligations over assets is expected to give rise to required pension contributions over the next several years. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. We have committed to make a contribution of $25.0 million to the GRP in each fiscal year from 2017 through 2020, as well as a $15.0 million contribution in 2021. We expect to make a contribution of approximately $18.9 million to the Newsquest Pension Scheme and aggregate contributions of $12.2 million to our other underfunded plans in fiscal year 2017 and expect to make additional contributions thereafter. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control.

Adverse results from litigation or governmental investigations or changes in the regulatory environment could force us to change our business practices, impede our efforts to transform our business, or negatively affect our operating results.

From time to time, we are a party to litigation and regulatory, environmental, and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they presently are conducted. In addition, new laws or regulations or changes in existing laws or regulations could result in penalties for non-compliance or reduction in revenues and could limit our ability to transform our businesses in accordance with our strategic plan.

Risks Related to the Separation

Our historical financial information for periods prior to our separation from our former parent may not be indicative of our future results.

The historical financial information included in this report for periods prior to our separation from our former parent may not reflect what our results of operations, financial position, and cash flows would have been had we been a separate public company during those periods or indicate what our results of operations, financial position, and cash flows may be in the future. The historical financial information for the periods prior to the separation does not reflect the increased costs associated with being a separate public company, including changes in our cost structure, personnel needs, financing, and operations of our business as a result of the separation. Our historical financial information for the periods prior to the separation reflects allocations for services historically provided by our former parent, and those allocated costs are different from the actual costs we have incurred since the separation. In some instances, such costs have been higher than the costs allocated to our business prior to the separation, and we expect such costs to remain higher in future periods.

We could incur significant liability if the distribution were determined to be a taxable transaction.

In connection with the distribution, our former parent received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Code would be satisfied. The opinion relied on certain facts, assumptions, representations, and undertakings from our former parent and us regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Further, notwithstanding the opinion of tax counsel, the IRS could determine upon audit that the separation is taxable if it determines that any of these facts, assumptions, representations, or undertakings were incorrect or violated, if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of our company or our former parent after the separation. If the separation were determined to be taxable for U.S. federal income tax purposes, our former parent and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

We may be unable to engage in certain corporate transactions due to provisions of agreements we entered into with our former parent in connection with the separation.

Under the tax matters agreement with our former parent, we are restricted from taking any action that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. For instance, until June 29, 2017, we are prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of 40% or more of our stock or substantially all of our assets, whether by merger or otherwise;

•	merging, consolidating, or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing our capital stock beyond certain thresholds; and

•	ceasing to actively conduct our business.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we believe are in the best interests of our stockholders or that might increase the value of our business. Under the tax matters agreement, we also are required to indemnify our former parent against any such tax liabilities as a result of the acquisition of our stock or assets, even if we did not participate in or otherwise facilitate the acquisition. These provisions could have the effect of discouraging or preventing an acquisition of us or a disposition of our business.

The separation and distribution agreement, employee matters agreement, and transition services agreement with our former parent also contain indemnification or other provisions that could inhibit certain corporate transactions. Further, to the extent that any of these agreements or the modified affiliation agreements described below contain exclusivity or non-compete provisions, including any that restrict our ability to use a competing service or to compete with our counterparty, they could limit our ability to maximize our performance in the provision of services such as digital marketing services, online career services, or online automobile sales services.

A portion of our revenues is earned under agreements with our former parent or its affiliates that may be terminated or amended to provide for less favorable terms in the future.

In connection with our separation from our former parent, we entered into a modified affiliation agreement with CareerBuilder, which is majority owned by our former parent, and cars.com, which currently is wholly owned by our former parent. These agreements were intended to permit our local markets to continue to earn advertising revenues from CareerBuilder and cars.com for up to five years after the separation, although each may be terminated earlier in certain circumstances including, in the case of cars.com, if we fail to achieve specified performance standards. At the end of the five-year term of each agreement, we may be unable to renew the agreement on similar terms or at all, continue to earn the same level of advertising revenues under the agreement, or find a suitable substitute. We also receive digital marketing services from G/O Digital under a transition services agreement with our former parent which expires on the second anniversary of the separation. If we cease to earn revenues under these arrangements with our former parent (or the amount of such revenues is materially reduced) and we fail to find suitable substitutes, or if the wholesale price we are charged under these arrangements is materially increased, our financial condition, and results of operations could be materially and adversely affected.

Risks Relating to our Stock and our Debt Arrangements

We cannot guarantee the timing, declaration, amount, or payment of dividends on our common stock.

The timing, declaration, amount, and payment of future dividends to stockholders falls within the discretion of our Board of Directors. The Board's decisions regarding the payment of dividends will depend on many factors such as our financial condition, earnings, capital requirements, any future debt service obligations, covenants under our existing or future debt agreements, industry practice, legal requirements, regulatory constraints, and other factors the board deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

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

Certain provisions of our certificate of incorporation and by-laws and Delaware law may discourage a takeover of our company.

Our amended and restated certificate of incorporation and amended and restated by-laws contain certain provisions that may discourage, delay, or prevent a change in our management or control over us. For example, our amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•	authorize the issuance of preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide that vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board, may be filled only by a majority vote of directors then in office;

•	place limits on which stockholders may call special meetings of stockholders and limit the actions that may be taken at such stockholder-called special meetings;

•	prohibit stockholder action by written consent; and

•	establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of stockholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our Board of Directors. Moreover, these provisions may inhibit increases in the trading price of our common stock that may result from takeover attempts or speculation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in McLean, VA, where we lease approximately 196,116 square feet. The lease provides for an initial term of 15 years with two five-year renewal options.

Our publishing domestic facilities occupy approximately 14.1 million square feet in the aggregate, of which approximately 3.4 million square feet is leased from third parties. Many of our local media organizations have outside news bureaus, sales offices, and distribution centers that are leased from third parties.

A listing of publishing centers and key locations may be found in the "Markets We Serve" section of Item 1. Business. We own many of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications. We also own a data and network operations center in Silver Spring, MD.

Newsquest, our subsidiary headquartered in London, occupies approximately 1.1 million square feet in the U.K. spread over 86 locations. Of this, 0.3 million square feet (or 52 locations) are leased from third parties. Newsquest's owned premises include its four printing facilities.

ReachLocal, our subsidiary headquartered in Woodland Hills, CA, has sales and other offices in 23 locations in 15 states - Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Massachusetts, Maryland, Minnesota, North Carolina, New York, Pennsylvania, Texas, and Virginia. In addition, ReachLocal has 30 locations in ten additional countries - Australia, Brazil, Canada, Germany, Netherlands, India, Japan, Mexico, New Zealand, and Singapore. These properties, which total approximately 326,000 square feet, include leased buildings and data centers.

All of our owned material real properties in the U.S. are mortgaged as collateral for our revolving credit facility.

We believe that our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 12 — Commitments, contingencies and other matters of the notes to consolidated and combined financial statements.

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

In March 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. The U.S. EPA has approved the work plan for the investigation and remediation and has transferred responsibility for oversight of this work to the Alabama Department of Environmental Management. The investigation and remediation are underway. In the third quarter of 2015, the Advertiser and other members of the Downtown Environmental Alliance also reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The Advertiser's final costs cannot be determined until the cleanup work is completed and contributions from other PRPs are finalized.

Other Matters

On January 2, 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al) alleging various violations of the TCPA arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all of the claims raised. The settlements are reflected, net of insurance recoveries, in our financial statements as of December 25, 2016 and were not material to our results of operations, financial position, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are traded on the New York Stock Exchange under the symbol GCI. Information regarding outstanding shares, shareholders, and dividends may be found in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Gannett common stock prices

"When issued" trading of our common stock commenced on the NYSE on June 23, 2015. "Regular-way" trading began on June 29, 2015, the day of the separation. The following table sets forth the high and low intra-day trading prices of our common stock as reported on the NYSE each quarter since our separation from our former parent.

Year	Quarter	Low	High
2015	Second	$13.35	$15.05
	Third	$10.75	$14.75
	Fourth	$13.76	$17.91
2016	First	$13.27	$16.77
	Second	$14.10	$17.72
	Third	$11.25	$14.42
	Fourth	$7.30	$12.39
2017	First (a)	$8.24	$10.22

(a)	Through February 17, 2017.

Purchases of equity securities

In July 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect share repurchases may occur from time to time over the three years.

The following table sets forth information regarding our repurchases of common stock pursuant to our $150 million share repurchase program during 2016:

Period	Number of Shares Repurchased	Weighted Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
Repurchases from October, 31 2016 through November 27, 2016	3,750,000	$8.71	3,750,000	$117,332,871

Comparison of shareholder return – 2016

The following graph compares the performance of our common stock from the date of our separation from our former parent company on June 29, 2015 to December 25, 2016 compared to the S&P 500 Index and an index made up of peer companies. Our peer group includes the following entities:

•	A.H. Belo Corporation

•	Lee Enterprises, Inc.

•	The McClatchy Company

•	Meredith Corporation

•	New Media Investment Group, Inc.

•	The New York Times Company

•	News Corporation

•	Time, Inc.

•	tronc, Inc.

•	Angie's List, Inc.

•	Yelp Inc.

•	Harte-Hanks, Inc.

These entities are collectively known as the "Peer Group." ReachLocal, Inc. and Constant Contact, Inc. were included in the Peer Group until we acquired 100% of the outstanding common stock of ReachLocal, Inc. in August 2016 and Endurance

International Group acquired 100% of the outstanding common stock of Constant Contact, Inc. Refer to Note 3 — Acquisitions to the accompanying combined and consolidated financial statements for additional details on the acquisition of ReachLocal, Inc. The S&P 500 Index includes 500 U.S. companies in the industrial, utilities, and financial sectors and is weighted by market capitalization. The total returns of the Peer Group also are weighted by market capitalization.

The graph depicts representative results of investing $100 in our common stock, the S&P 500 Index, and Peer Group index at closing on June 29, 2015. It assumes dividends were reinvested monthly with respect to our common stock, daily with respect to the S&P 500 Index, and monthly with respect to each Peer Group company.

	Jun. 2015	Sept. 2015	Dec. 2015	Mar. 2016	Jun. 2016	Sept. 2016	Dec. 2016
Gannett Co., Inc.	$100.00	$105.51	$117.16	$112.38	$104.76	$87.86	$75.08
S&P 500 Index	$100.00	$93.82	$101.23	$100.57	$101.19	$108.07	$113.66
Peer Group	$100.00	$81.03	$88.00	$80.17	$81.36	$96.22	$91.76

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2012 through 2016 is contained in the table below and is derived from our audited financial statements for those years unless otherwise noted. The information in this section is not necessarily indicative of the results of operations to be expected for future years and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. The financial information included herein for years prior to the separation date from our former parent of June 29, 2015 may not necessarily reflect what our financial position, results of operations and cash flows would have been had we been an independent publicly-traded company during the period presented as such historical financial information prior the separation date includes allocations of certain expenses from our former parent. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent publicly-traded company.

In thousands, except per share amounts
	2016	2015	2014	2013	2012
					(Unaudited)
Total operating revenue	$3,047,474	$2,885,012	$3,171,878	$3,324,939	$3,470,007
Operating income	$79,088	$169,431	$262,331	$325,073	$331,413
Net income	$52,710	$146,091	$210,705	$274,461	$277,230
Net income per share - basic	$0.45	$1.27	$1.83	$2.39	$2.41
Net income per share - diluted	$0.44	$1.25	$1.83	$2.39	$2.41
Other selected financial data
Dividends declared per share	$0.64	$0.32	$—	$—	$—
Weighted average number of common shares outstanding:
Basic	116,018	115,165	114,959	114,959	114,959
Diluted	118,625	116,695	114,959	114,959	114,959
Financial position and cash flow
Cash and cash equivalents	$114,324	$196,696	$71,947	$78,596	$134,096
Long-term debt, excluding current maturities	$400,000	$—	$—	$—	$—
Total assets	$2,844,681	$2,427,799	$2,384,460	$2,494,736	$2,839,691

NOTES TO SELECTED FINANCIAL DATA (Unaudited)

We, along with our subsidiaries, made the significant acquisitions listed below during the period. There were no significant dispositions. The results of operations of these acquired businesses are included in the accompanying selected financial information from the date of acquisition.

Acquisitions 2012 - 2016

Year	Name	Location	Description
2015	Texas-New Mexico Newspapers Partnership	Texas, New Mexico, Pennsylvania	Media company with print and digital publishing operations
	Romanes Media Group	Scotland, Berkshire, Northern Ireland	Media company with print and digital publishing operations
2016	Journal Media Group	Milwaukee, Wisconsin	Media company with print and digital publishing operations
	North Jersey Media Group	Woodland Park, New Jersey	Media company with print and digital publishing operations
	ReachLocal	Woodland Hills, California	Digital marketing solutions firm

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K contain certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words "believe," "expect," "estimate," "could," "should," "intend," "may," "plan," "seek," "anticipate," "project" and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. We are not responsible for updating or revising any forward-looking statements, whether the result of new information, future events or otherwise, except as required by law.

Potential risks and uncertainties which could adversely affect our results include, without limitation, the following factors:

•	Macroeconomic trends and conditions;

•	An accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors;

•	An inability to adapt to technological changes or grow our digital businesses;

•
Risks associated with the operation of an increasingly digital business, such as rapid technological changes, frequent new product introductions, declines in web traffic levels, technical failures and proliferation of ad blocking technologies;

•	Competitive pressures in the markets in which we operate;

•	An increase in newsprint costs over the levels anticipated;

•	Potential disruption or interruption of our IT systems due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks;

•	Variability in the exchange rate relative to the U.S. dollar of currencies in foreign jurisdictions in which we operate;

•
Risks and uncertainties related to strategic acquisitions or investments, including distraction of management attention, incurrence of additional debt, integration challenges, and failure to realize expected benefits or synergies or to operate businesses effectively following acquisitions;

•
Risks and uncertainties associated with our ReachLocal segment, including its significant reliance on Google for media purchases, its international operations and its ability to develop and gain market acceptance for new products or services;

•	Our ability to protect our intellectual property or defend successfully against infringement claims;

•	Our ability to attract and retain employees;

•	Labor relations, including, but not limited to, labor disputes which may cause business interruptions, revenue declines or increased labor costs;

•	Risks associated with our underfunded pension plans;

•
Adverse outcomes in litigation or proceedings with governmental authorities or administrative agencies, or changes in the regulatory environment, any of which could encumber or impede our efforts to improve operating results or the value of assets;

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

Executive summary

Our operations comprise 129 daily publications and digital platforms in the U.S. and the U.K., more than 490 non-daily publications in the U.S., and more than 150 such titles in the U.K. Our 110 U.S. daily publications include USA TODAY, which is currently the nation's number one newspaper in consolidated print and digital circulation. Together with 19 daily paid-for publications our Newsquest division operates in the U.K., the total average daily print and digital circulation of our 129 domestic and U.K. daily publications was approximately 7.5 million for 2016. In the markets we serve, we also operate desktop, smartphone and tablet products which are tightly integrated with publishing operations. Our operations also include commercial printing, marketing, and data services operations.

With our acquisition of ReachLocal in the third quarter of 2016, Gannett is also now a leader in offering products and solutions in the online marketing, digital advertising, software-as-a-service, and web presence spaces to small and medium sized businesses. We believe Gannett is well-positioned to deliver a suite of products and solutions to local businesses through a combination of a proprietary technology platform, its sales force, and select third-party agencies and resellers.

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

Through the date of the spin-off and in preparing these consolidated and combined financial statements, management has made certain assumptions or implemented methodologies to allocate various expenses from our former parent to us and from us back to our former parent in the form of cost recoveries. These allocations represent services provided between the two entities and are more fully detailed in Note 15 — Relationship with our former parent. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone entity during the periods presented.

Basis of reporting

The following is a discussion of the key factors that have affected our accounting for or reporting on the business over the last three fiscal years. This commentary should be read in conjunction with our financial statements, selected financial data, and the remainder of this Form 10-K.

Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. Our fiscal year 2016 ended on December 25, 2016, fiscal year 2015 ended on December 27, 2015, and fiscal year 2014 ended on December 28, 2014, each 52-week years.

Foreign currency translation impacts: Our U.K. publishing operations are conducted through our Newsquest subsidiary. In addition, ReachLocal has foreign operations in regions such as Europe, Asia-Pacific, and South America. Our earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date.

The average exchange rate used to translate U.K. results was 1.36 for 2016, 1.53 for 2015, and 1.65 for 2014. Translation fluctuations impact our U.K. revenue, expense, and operating income results. Impacts stemming from foreign currency translation gains and losses for ReachLocal are immaterial to date.

Certain matters affecting current and future operating results

The following developments during 2016 affect period-over-period comparisons from 2015 and will affect period-over-period comparisons for future results:

•
Acquisition of ReachLocal, Inc. (ReachLocal) – In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal, which offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to small and medium sized businesses. Our year-to-date 2016 results reflect revenues of $110.1 million since the acquisition. In connection with the ReachLocal acquisition, we established a separate reportable segment that reflects its results since the acquisition date.

•
Acquisition of Certain Assets of North Jersey Media Group (NJMG) – In July 2016, we completed the acquisition of certain assets of NJMG, a media company with print and digital publishing operations serving primarily the northern New Jersey market. Our year-to-date 2016 results reflect revenues of $40.5 million since the acquisition.

•
Acquisition of Journal Media Group (JMG) – In April 2016, we completed the acquisition of 100% of the outstanding common stock of JMG, a media company with print and digital publishing operations serving 15 U.S. markets in nine states. Our year-to-date 2016 results reflect revenues of $299.8 million since the acquisition.

•
Acquisition of Texas-New Mexico Newspaper Partnership (TNP) and Romanes Media Group (RMG) – In June 2015, we completed the acquisition of the remaining 59.4% interest in TNP that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (CNP) and additional cash consideration. Our year-to-date 2016 results reflect TNP revenues of $70.8 million and $46.3 million in 2016 and 2015, respectively. In May 2015, Newsquest acquired RMG, one of the leading regional media groups in the U.K. RMG publishes local newspapers in Scotland, Berkshire, and Northern Ireland, and its portfolio is comprised of one daily newspaper and 28 weekly newspapers and their associated websites. Our year-to-date 2016 results reflect RMG revenues of $21.2 million and $15.9 million in 2016 and 2015, respectively.

In the Results of Operations discussion below within the publishing segment, JMG and NJMG are considered 2016 publishing acquisitions, and TNP and RMG are considered 2015 publishing acquisitions.

•
Facility Consolidation and Asset Impairment Charges – We evaluated the carrying values of property, plant, and equipment at certain sites because of facility consolidation efforts, and we revised the useful lives of certain assets to reflect the use of those assets over a shortened period as a result. In addition, we had asset impairment charges related to our intangible assets. We recorded pre-tax charges for facility consolidations and asset impairments of $58.2 million in 2016, $34.3 million in 2015, and $35.2 million in 2014. We also recorded accelerated depreciation of $3.2 million in 2016 as well as non-operating impairments of $3.1 million in 2016 and $0.7 million in 2015. No accelerated depreciation was recorded in 2015 and 2014, and no non-operating impairments were recorded in 2014.

•	Severance-related Expenses – We have initiated various cost reduction and severance-related actions.

In 2015, we had Early Retirement Opportunity Programs (EROP) for our USA TODAY employees and employees in certain corporate departments and publishing sites. We recorded severance-related expenses related to these actions of $0.8 million in 2016 and $42.1 million in 2015. No such expenses were incurred in 2014.

We also had other employee termination actions associated with our facility consolidation and other cost efficiency efforts, including various one-time termination actions and terminations related to an ongoing severance plan. We recorded severance-related expenses of $42.7 million in 2016, $30.2 million in 2015, and $19.8 million in 2014 related to these other actions.

•
New Digital Agreements – Beginning in the third quarter of 2015 and in conjunction with the execution of new agreements with businesses owned by our former parent following the separation (principally cars.com and CareerBuilder), we began reporting wholesale fees associated with sales of certain third party digital advertising products and services on a net basis as a reduction of the associated digital advertising revenues rather than in operating expenses in our Consolidated and Combined Statements of Income. There is no impact on operating income, operating cash flows, net income, or earnings per share. In 2016, from the beginning of the year through the anniversary date of the new agreements, there was $30.1 million of revenue negatively impacted by the new agreements. In 2015, from the date of the new agreements through the end of the year, there was $33.0 million of revenue negatively impacted by the new agreements.

•
Foreign Currency – In 2016, there was a weakening in the British pound sterling to the U.S. dollar. With respect to Newsquest, results for the year ended December 25, 2016 were translated from the British pound sterling to U.S. dollars at an average rate of 1.36 compared to 1.53 for the year ended December 27, 2015. This 11% decline in the exchange rate unfavorably impacted 2016 revenue comparisons by approximately $42 million.

Outlook for 2017: We intend to continue to drive growth by capitalizing on our national brand equity to increase the integration of local and national content, enhancing our position as a trusted provider of local news and information through expanded digital offerings, and leveraging our expertise to provide integrated solutions to advertisers. While we expect traditional advertising and circulation revenues to remain challenged due to market pressures, we anticipate that some of that decline will be offset by growth in digital marketing services and other digital revenues. We will continue to focus on operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs and increase profitability and through the continued integration of our recent acquisitions. We also intend to continue to pursue our strategy of growing our business through selective acquisitions and investments in new technology initiatives.

Total operating expenses excluding acquisitions are expected to decrease in comparison to 2016 as a result of lower spending due to cost reductions and efficiency gains on initiatives as well as lower newsprint expenses as consumption continues to decline.

RESULTS OF OPERATIONS

Consolidated summary

A summary of our segment results is presented below:

In thousands, except per share amounts
	2016	2015	Change	2014	Change
Operating revenues:
Publishing	$2,933,095	$2,881,218	2%	$3,171,878	(9%)
ReachLocal	110,144	—	***	—	***
Corporate and other	4,235	3,794	12%	—	***
Total operating revenues	3,047,474	2,885,012	6%	3,171,878	(9%)
Operating expenses:
Publishing	2,692,036	2,624,626	3%	2,877,380	(9%)
ReachLocal	128,872	—	***	—	***
Corporate and other	147,478	90,955	62%	32,167	***
Total operating expenses	2,968,386	2,715,581	9%	2,909,547	(7%)
Operating income	79,088	169,431	(53%)	262,331	(35%)
Non-operating income (expense), net	(12,660)	24,544	***	15,934	54%
Income before income taxes	66,428	193,975	(66%)	278,265	(30%)
Provision for income taxes	13,718	47,884	(71%)	67,560	(29%)
Net income	$52,710	$146,091	(64%)	$210,705	(31%)
Diluted earnings per share	$0.44	$1.25	(65%)	$1.83	(32%)
*** Indicates an absolute value percentage change greater than 100.

To facilitate a comparison of our publishing results without the impact of acquisitions or foreign currency translation fluctuations, we are also providing explanations for 2016 revenues and expenses for our publishing segment on a "same store" basis which are calculated as follows:

•Reported revenues or expenses

•	Less: revenues or expenses for our 2016 publishing acquisitions from the date of the acquisition through the end of the year

•	Less: revenues or expenses for our 2015 publishing acquisitions from the beginning of fiscal year 2016 through the first year anniversary of their applicable acquisition date
•Less: operations exited in 2015

•	Add (less): decreases (increases) in foreign currency translation impacts based on a constant currency calculation

Similarly, 2015 same store revenues and expenses for purposes of comparison to 2014 are calculated as follows:

•Reported revenues or expenses

•	Less: revenues or expenses for our 2015 publishing acquisitions from the date of the acquisition through the end of the year

•	Less: revenues or expenses for our 2014 publishing acquisitions from the beginning of fiscal year 2015 through the first year anniversary of their applicable acquisition date
•Less: operations exited in 2014

•	Add (less): decreases (increases) in foreign currency translation impacts based on a constant currency calculation

In the comparisons of the publishing operating revenues and expenses for the year ended December 25, 2016 versus for the year ended December 27, 2015 that follow, amounts specifically attributed to our 2015 publishing acquisitions reflect only those revenues or expenses from the beginning of fiscal year 2016 through the first year anniversary of their applicable acquisition date. All of these amounts are excluded from our calculations of "same store" publishing results for the comparable fiscal years.

Operating revenues: Our publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified, and national advertising across multiple platforms including print, online, mobile, and tablet as well as niche publications. Circulation revenues are derived principally from distributing our publications on our digital platforms and from home delivery and single copy sales of our publications. Other revenues are derived mainly from commercial printing and distribution arrangements.

Our ReachLocal segment generates advertising revenue through search and display services and services ranging from search optimization to social media to website development. Other revenues are attributable to web presence and software-as-a-service solutions.

Total operating revenues were $3.0 billion in 2016, an increase of 6% from 2015. Publishing revenues increased 2%, which was attributable to revenues from our 2016 publishing acquisitions of $341.8 million and to revenues from our 2015 publishing acquisitions of $40.0 million. Partially offsetting the impact of the acquisitions were decreases related to the continued softness in same store advertising revenues of $206.8 million, which is primarily related to print advertising, and in same store circulation revenues of $44.9 million. Additionally, foreign currency rate fluctuations negatively affected publishing revenues by $41.8 million. ReachLocal revenues were $110.1 million since its acquisition in August 2016.

Total operating revenues were $2.9 billion in 2015, a decrease of 9% from 2014. This decrease was primarily attributable to a decline in advertising revenues, primarily related to print, of $248.8 million and circulation revenues of $60.4 million, as well as foreign currency rate fluctuations that negatively impacted publishing revenues by $32.5 million. This decrease was slightly offset by revenues from our 2015 publishing acquisitions of $62.2 million.

Operating expenses: Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

During 2016, total operating expenses increased 9% compared to 2015 to $3.0 billion. Publishing operating expenses increased 3%. Contributing to the increase were operating expenses associated with our 2016 publishing acquisitions of $350.8 million and our 2015 acquisitions of $36.3 million. These additional expenses were partially offset by the continued company-

wide cost efficiency efforts, lower newsprint expenses, and the reporting of sales of certain third party (principally cars.com and CareerBuilder) digital advertising products on a net basis as described above. Foreign currency rate fluctuations also reduced expenses by $33.5 million. ReachLocal operating expenses were $128.9 million since the acquisition date of August 9, 2016. Also impacting 2016 were severance-related charges (including the early retirement program) of $43.5 million, acquisition costs of $31.9 million, and facility consolidation and asset impairment charges of $58.2 million. Impacting 2015 were severance-related charges (including the early retirement program) of $72.3 million, acquisition-related items of $3.8 million, and facility consolidation and asset impairment charges of $34.3 million.

During 2015, total operating expenses decreased 7% compared to 2014 to $2.7 billion. Publishing operating expenses decreased 9% as a result of continued company-wide cost efficiency efforts, lower newsprint expenses, and the reporting of sales of certain third party (principally cars.com and CareerBuilder) digital advertising products on a net basis as described above. Foreign currency rate fluctuations also reduced expenses by $25.3 million. These reductions in expenses were offset by additional expenses from our 2015 publishing acquisitions of $52.4 million. Also impacting 2015 were severance-related charges (including the early retirement program) of $72.3 million, acquisition costs of $3.8 million, and facility consolidation and asset impairment charges of $34.3 million. Impacting 2014 were severance-related charges (including the early retirement program) of $19.8 million and facility consolidation and asset impairment charges of $35.2 million.

Publishing segment

A summary of our publishing segment results is presented below:

In thousands
	2016	2015	Change	2014	Change
Operating revenues:
Advertising	$1,603,515	$1,611,445	—%	$1,840,067	(12%)
Circulation	1,133,676	1,060,118	7%	1,109,729	(4%)
Other	195,904	209,655	(7%)	222,082	(6%)
Total operating revenues	2,933,095	2,881,218	2%	3,171,878	(9%)
Operating expenses:
Cost of sales	1,896,679	1,864,940	2%	1,997,364	(7%)
Selling, general, and administrative expenses	632,084	622,224	2%	739,855	(16%)
Depreciation	99,004	91,548	8%	91,060	1%
Amortization	6,098	11,636	(48%)	13,885	(16%)
Facility consolidation and asset impairment charges	58,171	34,278	70%	35,216	(3%)
Total operating expenses	2,692,036	2,624,626	3%	2,877,380	(9%)
Operating income	$241,059	$256,592	(6%)	$294,498	(13%)

Operating revenues

Revenue comparisons 2016-2015

Advertising revenues for 2016 were $1.6 billion, which were relatively flat compared to 2015. Advertising revenues associated with our 2016 publishing acquisitions were $200.0 million and with our 2015 publishing acquisitions were $26.0 million. Foreign currency exchange rates negatively affected advertising revenues by $27.2 million. Advertising revenues on a same store basis decreased 13%, primarily due to lower print advertising demand consistent with general trends adversely impacting the publishing industry.

Digital advertising revenues were $395.9 million in 2016, a decrease of 2% compared to 2015. Digital advertising revenues on a same store basis decreased 7%, primarily due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third-party digital revenues in conjunction with the execution of new agreements (as discussed above) of $58.1 million. Without the impact of these changes, digital advertising revenue on a same store basis would have increased 7% year over year, primarily as a result of increases in video and mobile display revenues. Additionally, positively impacting digital advertising revenues were revenues associated with our 2016 publishing acquisitions of $22.4 million and our 2015 publishing acquisitions of $4.2 million whereas foreign currency exchange rates negatively affected digital advertising revenues by $6.4 million.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues totaled $869.4 million for the year ended December 25, 2016, an increase of 7% when compared to 2015. The increase was attributable to retail advertising revenues associated with our 2016 publishing acquisitions of $141.0 million and our 2015 publishing acquisitions of $14.0 million. Foreign currency exchange rates negatively affected retail advertising revenues by $11.2 million. Retail advertising revenues on a same store basis decreased 11% due to lower advertising demand in print publications.

National advertising revenues of $220.2 million for the year ended December 25, 2016 decreased by 2% compared to 2015. National advertising revenues on a same store basis decreased 4% due to lower advertising demand in print publications. In addition, foreign currency exchange rates negatively affected national advertising revenues by $2.8 million. The decrease was partially offset by national advertising revenues associated with our 2016 publishing acquisitions of $4.7 million and our 2015 publishing acquisitions of $1.2 million as well as continued growth in national digital advertising revenues.

Classified advertising revenues for the year ended December 25, 2016 of $513.9 million decreased 10% compared to 2015. Classified advertising revenues on a same store basis decreased 20% attributable primarily to declines in automotive and employment advertising revenues of $37.7 million and $53.1 million, respectively, and general trends in the newspaper industry. In addition, foreign currency exchange rates negatively affected classified advertising revenues by $13.2 million. The decrease was partially offset by classified advertising revenues associated with our 2016 publishing acquisitions of $54.3 million and our 2015 publishing acquisitions of $10.8 million.

Circulation revenues were $1.1 billion in 2016, an increase of 7% compared to 2015. This increase was primarily attributable to circulation revenues associated with our 2016 publishing acquisitions of $116.7 million and our 2015 publishing acquisitions of $12.8 million. Foreign currency exchange rates negatively affected circulation revenues by $11.0 million. Circulation revenues on a same store basis decreased 4% attributable to a reduction in volume, reflecting general industry trends. Print circulation revenues on a same store basis were $797.5 million in 2016, relatively flat year over year. Additionally, digital circulation revenues on a same store basis were $217.7 million in 2016, a 14% decrease year over year, due primarily to changes in digital circulation pricing structures.

Commercial printing and other revenues for 2016 were $195.9 million, a decrease of 7% compared to the prior year. Other revenues accounted for approximately 7% of total publishing revenues for the year.

Revenue comparisons 2015-2014:

Advertising revenues were $1.6 billion for 2015, a decrease of 12% compared to 2014. Advertising revenues on a same store basis decreased 14%, which reflects lower print advertising demand consistent with general trends adversely impacting the publishing industry as well as a decrease due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third party digital revenues in conjunction with the execution of new agreements. In addition, foreign currency exchange rates negatively affected advertising revenues by $21.6 million. Advertising revenues associated with our 2015 publishing acquisitions were $41.8 million.

Digital advertising revenues were $405.2 million for 2015, a 6% decrease compared to 2014. Digital advertising revenues on a same store basis decreased 7%, primarily due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third-party digital revenues in conjunction with the execution of new agreements (as discussed above) of $43.0 million. Without the impact of these changes, digital advertising revenue on a same store basis would have increased 3% year over year, primarily as a result of increases in video and mobile display revenues. Additionally, positively impacting digital advertising revenues were revenues associated with our 2015 publishing acquisitions of $7.9 million whereas foreign currency exchange rates negatively affected digital advertising revenues by $4.6 million.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues of $811.6 million for 2015 were down 9% compared to 2014. Retail advertising revenues on a same store basis decreased 11% due to lower advertising demand in print publications. In addition, foreign currency exchange rates negatively affected retail advertising revenues by $8.4 million. The decrease was partially offset by retail advertising revenues associated with our 2015 publishing acquisitions of $23.2 million.

National advertising revenues of $225.7 million for 2015 decreased 21% compared to 2014 due to soft advertising demand. National advertising revenues on a same store basis decreased 21% due to lower advertising demand in print publications. In addition, foreign currency exchange rates negatively affected national advertising revenues by $2.0 million. The decrease was partially offset by national advertising revenues included revenues associated with our 2015 publishing acquisitions of $2.2 million.

Classified advertising revenues of $574.2 million for 2015 declined 13% compared to 2014. Classified advertising revenues on a same store basis decreased 14% primarily due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the reporting of third-party digital revenues in conjunction with the execution of new agreements (as discussed above). Automotive and employment advertising on a same store basis decreased $36.6 million and $29.5 million, respectively, and reflect general trends in the newspaper industry. In addition, foreign currency exchange rates negatively affected classified advertising revenues by $11.2 million. Impacting our classified advertising revenues were our 2015 publishing acquisitions of $16.3 million.

Circulation revenues were $1.1 billion for 2015, a decrease of 4% compared to 2014. Circulation revenues on a same store basis decreased 5% attributable to a reduction in volume, reflecting general industry trends. Print circulation revenues on a same store basis were $797.3 million for 2015, a 7% decrease year over year. Additionally, digital circulation revenues on a same store basis were $252.0 million for 2015, a 1% decrease year over year, due primarily to changes in digital circulation pricing structures. In addition, foreign currency exchange rates negatively affected circulation revenues by $8.2 million. This decrease was partially offset by circulation revenues associated with our 2015 publishing acquisitions of $19.0 million.

Commercial printing and other revenues of $209.7 million for 2015 declined 6% compared to 2014. Other revenues accounted for 7% of total publishing revenues for 2015.

Operating expenses:

Operating expense comparisons 2016-2015:

Cost of sales for 2016 increased 2% to $1.9 billion from 2015. Cost of sales associated with our 2016 publishing acquisitions were $247.4 million and our 2015 publishing acquisitions were $24.8 million. Foreign currency exchange rate fluctuations partially offset the increase in cost of sales by $20.6 million. Cost of sales on a same store basis decreased 11%, which was driven by the decrease in newsprint costs, an overall decline in circulation volumes and fewer severance-related expenses. Newsprint costs on a same store basis of $127.5 million decreased 25% primarily due to lower consumption.

Total selling, general, and administrative expenses for 2016 increased by 2% to $632.1 million from 2015. Selling, general, and administrative expenses associated with our 2016 publishing acquisitions were $79.2 million and our 2015 publishing acquisitions were $8.9 million. Foreign currency exchange rate fluctuations partially offset the increase in selling, general, and administrative expenses by $11.6 million. Selling, general, and administrative expenses on a same store basis decreased 10%, primarily attributable to continued company-wide cost efficiency efforts.

Severance-related expenses for 2016 totaled $42.8 million compared to $67.0 million from 2015. Of total severance-related expenses reported in 2016, $35.3 million is reported as a component of cost of sales while $7.5 million is reported as a component of selling, general, and administrative expenses. Of total severance-related expenses in 2015, $54.8 million is reported in cost of sales and $12.2 million is reported in selling, general, and administrative expenses.

Depreciation and amortization expense for 2016 was 2% higher compared to 2015. Depreciation and amortization expenses associated with our 2016 publishing acquisitions were $18.7 million and our 2015 publishing acquisitions were $2.6 million. Foreign currency exchange fluctuations reduced depreciation expense by $1.3 million. Depreciation and amortization expense on a same store basis decreased 15% primarily due to a decrease in amortization as a result of impairment charges from the fourth quarter of 2015 that reduced the amount of future amortization recognized as well as older intangible assets that became fully amortized during 2016.

Our space consolidation initiative continued in 2016, including the disposition of older, underutilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of operations where possible. As a result, we recognized facility consolidation charges during all periods presented. These charges are discussed in Note 4 — Restructuring activities and asset impairment charges to the consolidated and combined financial statements.

Operating expense comparisons 2015-2014:

Cost of sales were $1.9 billion in 2015, which decreased by 7% or $132.4 million compared to 2014. Cost of sales associated with our 2015 publishing acquisitions were $35.2 million. Foreign currency exchange rate fluctuations reduced cost of sales by $19.0 million. Cost of sales on a same store basis decreased 4% which was driven by the implementation of resource optimization efforts to improve the overall cost structure while achieving greater efficiencies. Newsprint costs on a same store basis of $166.4 million decreased 28% due primarily to lower consumption.

Total selling, general, and administrative expenses for 2015 decreased by 16% or $117.6 million compared to 2014. Selling, general, and administrative expenses associated with our 2015 publishing acquisitions were $13.5 million. Foreign currency exchange rate fluctuations reduced selling, general, and administrative expenses by $5.4 million. Selling, general, and administrative expenses on a same store basis decreased 16%, primarily attributable to continued company-wide cost efficiency efforts.

Severance-related expenses for 2015 totaled $67.0 million compared to $19.8 million for 2014. Of total severance-related expenses reported in 2015, $54.8 million is reported as a component of cost of sales while $12.2 million is reported as a component of selling, general, and administrative expenses. Of total severance-related expenses in 2014, $15.4 million is reported in cost of sales and $4.4 million is reported in selling, general, and administrative expenses.

Depreciation and amortization expense was 2% lower in 2015 compared to 2014. Depreciation and amortization expenses associated with our 2015 publishing acquisitions were $3.8 million. Foreign currency exchange rates negatively affected depreciation expense by $1.0 million. Depreciation and amortization expense on a same store basis decreased 4% primarily due to a decrease in amortization as result of impairment charges from the fourth quarter of 2015 as well as older intangible assets that became fully amortized during 2015.

Our space consolidation initiative continued throughout 2015, including the disposition of older, underutilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of operations where possible. As a result, we recognized facility consolidation charges during all periods presented. In addition, we had asset impairment charges related to intangible assets. These charges are discussed in Note 4 — Restructuring activities and asset impairment charges to the consolidated and combined financial statements.

ReachLocal segment

In connection with the ReachLocal acquisition in August 2016, we established our ReachLocal reportable segment.

ReachLocal derives revenue principally from the provision and sale of online marketing products and services to clients. ReachLocal distributes its products and solutions directly through its outside and inside sales force. ReachLocal typically enters into multi-month agreements for the delivery of its products and services. Under its agreements, clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content, and other costs and fees. These prepayments are recorded as deferred revenue, and revenue is only recorded for income statement purposes as ReachLocal purchases media and performs other services. Certain clients are extended credit privileges with payment generally due in 30 to 60 days.

Because ReachLocal is a new operating segment for us, there is no comparison to the prior year in the discussions below. The following table is a summary of ReachLocal's segment results for the year ended December 25, 2016, commencing with the August 9, 2016 acquisition date.

In thousands
2016
Operating revenues:
Advertising	$100,280
Other	9,864
Total operating revenues	110,144
Operating expenses:
Cost of sales	67,958
Selling, general, and administrative expenses	48,678
Depreciation and amortization	12,236
Total operating expenses	128,872
Operating loss	$(18,728)

Active Clients (a)	15,300
Active Product Units (b)	27,900

(a)
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

(b)
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

Operating revenues:

ReachLocal advertising revenues were $100.3 million since the acquisition date of which $30.6 million were from international entities. ReachLocal advertising revenues exclude $8.9 million from the revaluation of deferred revenue attributed to the purchase price accounting applied at the acquisition date.

ReachLocal other revenues were $9.9 million for 2016 and primarily consisted of the sale of web presence and software-as-a-service products.

Operating expenses:

ReachLocal cost of sales was $68.0 million and 62% of its total revenues since the acquisition date. Cost of sales consists primarily of the costs of online media acquired from third-party publishers of $66.3 million. Cost of sales also includes third-party direct costs as well as costs to manage and operate ReachLocal's various solutions and technology infrastructure.

ReachLocal selling, general and administrative expenses were $48.7 million since the acquisition date. Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, finance, human resources, legal, and executive functions. Selling and marketing expenses consisted of salaries, benefits, and other costs of $16.5 million and commission expense of $10.0 million. Product and technology expenses were $3.0 million while general and administrative expenses were $8.7 million.

ReachLocal depreciation and amortization were $12.2 million since the acquisition date and consisted primarily of the amortization of developed technology intangible assets of $6.6 million.

Corporate and other

Corporate operating revenues were $4.2 million in 2016 and $3.8 million in 2015. There were nominal corporate revenues in 2014. Corporate operating expenses were $147.5 million in 2016, an increase of 62% from $91.0 million in 2015. The increase was primarily driven by acquisition-related expenses of $31.9 million in 2016 along with higher corporate expenses associated with our being a public company since the spin-off in 2015. Prior to the spin off, corporate costs were primarily an allocation from our former parent in 2015 and 2014.

Non-operating income (expense)

Equity income in unconsolidated investees, net: Equity income in unconsolidated investees, net, for 2016 was $1.5 million compared to $12.0 million in 2015. The decline was due to the elimination of equity income from TNP after Gannett acquired the remaining interests in June 2015. Equity income in unconsolidated investees, net, for 2015 was $12.0 million compared to $15.9 million in 2014. The decrease reflected our acquisition in June 2015 of the remaining interest in TNP and the assignment of our interest in CNP.

Interest expense: Interest expense for the year ended December 25, 2016 was $12.8 million compared to expense of $4.6 million in 2015. The increase in interest expense was primarily attributable to borrowing under the Credit Facility (defined below) to fund our 2016 acquisitions.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Our non-operating items, net, consisted of $1.4 million in expenses for 2016, $17.1 million in income for 2015, and $0.7 million in income for 2014. In 2015, there was a $21.8 million gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in CNP.

Income tax expense

Our reported effective income tax rate on pre-tax income was 20.7% for 2016, compared to 24.7% on pre-tax income for 2015. The tax rate for 2016 was lower than the comparable rate for 2015 due to the adoption of ASU 2016-09, which yielded a tax rate benefit of 13.5% and was offset by non-deductible transaction costs, interest expense disallowance, and a tax rate change in the U.K. In addition, during 2015 the effective tax rate was impacted by a one-time tax benefit from a change in accounting method to amortize previously non-deductible intangible assets and interest expense disallowance in the U.K.

Our reported effective income tax rate on pre-tax income was 24.7% for 2015, compared to 24.3% for 2014. The tax rate for 2015 was slightly higher compared to 2014 due to the U.K. tax authorities announcing a reduction in the statutory tax rates for future years resulting in the company immediately recognizing a reduction in the value of certain U.K. deferred tax assets of approximately $4.0 million or 2.0% of the deferred tax assets related to the U.K.

Net income and earnings per share

Net income: Net income was $52.7 million for 2016, compared to $146.1 million for 2015. The decrease in net income is primarily attributable to the decline in operating income of $90.3 million, the decline in equity income in unconsolidated investees, net of $10.5 million, and the increase in interest expense of $8.2 million.

Net income was $146.1 million for 2015, compared to $210.7 million for 2014. The decrease in net income resulted from the decline in operating income of $92.9 million, partially offset by a $21.8 million gain recognized upon completing the acquisition of the remaining interests in TNP and the assignment of our interest in CNP.

Diluted earnings per share: Diluted earnings per share were $0.44 for 2016, compared to $1.25 per share for 2015. The decrease in diluted earnings per share for 2016 compared to 2015 was primarily attributable to the decline in net income discussed above along with the increase in the weighted average diluted shares to 118.6 million in 2016 from 116.7 million in 2015.

Diluted earnings per share were $1.25 for 2015, compared to $1.83 for 2014. The decrease in diluted earnings per share for 2015 compared to 2014 was primarily attributable to the decrease in net income discussed above along with the increase in the weighted average diluted shares to 116.7 million in 2015 from 115.0 million in 2014.

FINANCIAL POSITION

Liquidity and capital resources

Our operations have historically generated strong positive cash flow which, along with our program of maintaining bank revolving credit availability, has provided adequate liquidity to meet our requirements, including those for investments, pension contributions, expected dividends, and expected share repurchases. We may need to obtain additional financing for future strategic acquisitions.

Details of our cash flows are included in the table below:

In thousands
	2016	2015	2014
Net cash flow from operating activities	$165,555	$231,020	$346,138
Net cash flow used for investing activities	(519,073)	(43,312)	(31,772)
Net cash flow from (used for) financing activities	271,418	(62,766)	(320,735)
Effect of currency exchange rate change	(272)	(193)	(280)
Net increase (decrease) in cash	$(82,372)	$124,749	$(6,649)

Net cash flow from operating activities

Our net cash flow from operating activities was $165.6 million for 2016 compared to $231.0 million of net cash flow from operating activities for 2015. The decrease in net cash flow from operating activities was primarily the result of the year-over-year decrease in net income of $93.4 million attributable to the softening environment for print advertising and circulation revenues, offset by the decreased pension and other postretirement contributions of $40.7 million.

Our net cash flow from operating activities was $231.0 million in 2015 compared to $346.1 million of net cash flow from operating activities in 2014. This decrease was primarily the result of a decrease in net income from 2014 to 2015 as well as pension and other postretirement contributions in 2015 exceeding pension and other postretirement contributions in 2014 by $50.6 million.

In addition to any other contributions that may be required, we will make additional contributions of $25.0 million in each of the next four fiscal years ending in 2020 and $15.0 million in 2021 for the GRP. In 2017, we also expect contributions to be made to the Newsquest Plan of $18.9 million, to Gannett's SERP of $11.9 million, and to JMG's SERP of $0.3 million.

Net cash flow used for investing activities

Cash flows used by investing activities totaled $519.1 million for 2016 primarily driven by payments of $260.5 million for the JMG acquisition, $162.5 million for the ReachLocal acquisition, $39.3 million for the NJMG acquisition, capital expenditures of $60.0 million, and investments of $12.4 million, partially offset by proceeds from sales of certain assets of $17.4 million.

Cash flows used by investing activities totaled $43.3 million for 2015 primarily due to the acquisitions of TNP and RMG for $28.7 million and $54.0 million of capital expenditures, offset by proceeds from sales of certain assets of $29.7 million and other investments of $12.4 million.

Cash flows used by investing activities totaled $31.8 million for 2014 primarily due to $72.3 million of capital expenditures, offset by proceeds from sales of certain assets of $24.5 million and other investments of $18.6 million.

Net cash flow from (used for) financing activities

Cash flows from financing activities totaled $271.4 million for the 2016 as a result of proceeds from borrowings under our Credit Facility of $480.0 million to purchase JMG, ReachLocal, and NJMG, and proceeds from the issuance of common stock upon the settlement of stock awards of $0.6 million, partially offset by the payment of dividends to our shareholders of $92.5 million, the repayment of borrowings under our Credit Facility of $80.0 million, and the repurchase of treasury stock for $32.7 million.

Cash flows used by financing activities were $62.8 million for 2015 driven by $49.7 million in transactions with our former parent and $18.5 million in dividends paid.

Prior to the separation, cash used for financing activities was primarily due to transactions with our former parent with nominal impact from cash outflows relating to contingent consideration arrangements. Our former parent historically utilized a centralized approach to cash management and the financing of its operations. Under this centralized cash management program, we provided funds to our former parent and vice versa. Accordingly, the net cash flow between us and our former parent is presented as a financing activity. Subsequent to the spin-off, there are borrowings and repayments under our revolving credit facility. However, there was no outstanding balance on our revolving credit facility as of December 27, 2015.

Revolving credit facility

We maintain a five-year secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500 million (Credit Facility). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

Customary fees related to the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, are payable quarterly in arrears and are based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property, and pledges of the capital stock of each subsidiary guarantor.

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00 as of the last day of the test period consisting of the last four fiscal quarters. We were in compliance with these financial covenants as of December 25, 2016.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of December 25, 2016.

During 2016, we borrowed $425 million under our Credit Facility to complete the acquisitions of JMG and ReachLocal. Refer to Note 3 — Acquisitions for further details on these acquisitions. As of December 25, 2016, we had $400 million in outstanding borrowings under the Credit Facility and $9.3 million of letters of credit outstanding, leaving $90.7 million of availability remaining.

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

In this report, we present adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share (EPS), which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting primarily of workforce restructuring charges, facility consolidation costs, and non-cash asset impairment charges. We believe such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance- related charges (including early retirement programs), (6) acquisition-related expenses (gains) (7) facility consolidation and asset impairment charges, (8) other items (including certain litigation expenses and multi-employer pension withdrawals) (9) depreciation and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

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

Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS, which may not be comparable to a similarly titled measure reported by other companies, as EPS before tax-affected (1) severance-related charges (including early retirement programs), (2) facility consolidation and asset impairment charges (3) acquisition-related expenses (gains), and (4) other items (including certain litigation expenses and multi-employer pension withdrawals). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 20.0% and the U.S. of 38.7%. In addition, tax is adjusted for the impact of non-deductible acquisition costs. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

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

Discussion of special charges and credits affecting reported results: We recorded severance-related charges, including early retirement programs, totaling $43.5 million ($27.6 million after-tax) in 2016, $72.3 million ($46.3 million after-tax) in 2015 and $19.8 million ($13.2 million after-tax) in 2014. These charges were taken in connection with workforce reductions related to facility consolidation and outsourcing efforts and as part of a general program to fundamentally change our cost structure.

We recorded acquisition-related expenses totaling $32.7 million in 2016. In 2015, acquisition-related expenses totaling $3.8 million were included in non-operating items. No acquisition-related expenses were incurred in 2014.

Company-wide transformation plans led us to recognize charges in all interim and annual periods presented associated with revising the useful lives of certain assets over a shortened period, shutdown costs and charges to reduce the carrying value of assets held for sale to fair value less costs to sell. In addition, we performed impairment tests on certain assets including intangible assets and investments accounted for under the equity method that resulted in the recognition of impairment charges as well as recognizing accelerated depreciation on certain assets to be disposed of. Total charges for all such matters were $61.4 million ($37.5 million after-tax) in 2016, $42.3 million ($27.1 million after-tax) in 2015 and $79.0 million ($49.4 million after-tax) in 2014. These non-cash charges are detailed in Note 4 — Restructuring activities and asset impairment charges to the consolidated and combined financial statements.

Discussion of non-GAAP measures: The following is a discussion of our as adjusted non-GAAP financial results. All as adjusted (non-GAAP basis) measures are labeled as such or "adjusted."

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our Consolidated and Combined Statements of Income are presented below:

In thousands
	2016	Change	2015	Change	2014
Net income (GAAP basis)	$52,710	(64%)	$146,091	(31%)	$210,705
Provision for income taxes	13,718	(71%)	47,884	(29%)	67,560
Equity income in unconsolidated investees, net	(1,519)	(87%)	(11,981)	(24%)	(15,857)
Interest expense	12,791	***	4,562	***	576
Other non-operating items	1,388	***	(17,125)	***	(653)
Operating income (GAAP basis)	$79,088	(53%)	$169,431	(35%)	$262,331
Early retirement program	837	(98%)	42,081	***	—
Severance-related charges	42,689	41%	30,185	52%	19,797
Acquisition-related items	32,683	***	—	***	—
Facility consolidation and asset impairment charges	58,171	70%	34,278	(3%)	35,216
Other items	3,181	(60%)	7,988	(82%)	43,804
Depreciation	118,092	23%	95,916	(1%)	97,178
Amortization	14,872	28%	11,636	(16%)	13,885
Adjusted EBITDA (non-GAAP basis)	$349,613	(11%)	$391,515	(17%)	$472,211

Adjusted EBITDA decreased 11% from 2015 to 2016 and decreased 17% from 2014 to 2015. These decreases were primarily a result of declines in same store publishing revenues due to the continued softness in print advertising revenues and declining circulation trends. In addition, in 2016 and 2015 there were higher corporate costs related to being a stand-alone public company. There was also an unfavorable foreign exchange rate impact of $9.2 million in 2016 compared to 2015. Partially offsetting these decreases were the contributions from our 2016 and 2015 acquisitions.

Publishing segment

In thousands
	2016	Change	2015	Change	2014
Operating income (GAAP basis)	$241,059	(6%)	$256,592	(13%)	$294,498
Early retirement program	837	(98%)	36,772	***	—
Severance-related charges	41,963	39%	30,185	52%	19,797
Acquisition-related items	777	***	—	***	—
Facility consolidation and asset impairment charges	58,171	70%	34,278	(3%)	35,216
Other items	1,860	(77%)	7,988	(82%)	43,804
Depreciation	99,004	8%	91,548	1%	91,060
Amortization	6,098	(48%)	11,636	(16%)	13,885
Adjusted EBITDA (non-GAAP basis)	$449,769	(4%)	$468,999	(6%)	$498,260

Adjusted EBITDA for our publishing segment decreased 4% from 2015 to 2016 and decreased 6% from 2014 to 2015. These decreases were primarily attributed to declines in same store publishing revenues due to the continued softness in print advertising revenues and declining circulation trends. In addition, there was an unfavorable foreign exchange rate impact of $9.2 million in 2016 compared to 2015. Partially offsetting these decreases were the contributions from our 2016 and 2015 acquisitions.

ReachLocal segment

In thousands
2016
Operating loss (GAAP basis)	$(18,728)
Severance-related charges	640
Depreciation	3,462
Amortization	8,774
Adjusted EBITDA (non-GAAP basis)	$(5,852)

Adjusted EBITDA for our ReachLocal segment was a $5.9 million loss in 2016, which can be partially attributed to the exclusion of $8.9 million in revenue due to the purchase price accounting revaluation of deferred revenue applied at the acquisition date.

Adjusted diluted EPS

Reconciliations of adjusted diluted earnings per share from net income presented in accordance with GAAP on our Consolidated and Combined Statements of Income are presented below:

In thousands, except per share amounts
	2016	Change	2015	Change	2014
Early retirement program	$837	(98%)	$43,181	***	$—
Severance-related charges	42,689	41%	30,185	52%	19,797
Facility consolidation and asset impairment charges	64,504	89%	34,186	(3%)	35,216
Other items	1,860	(77%)	7,988	(82%)	43,804
Acquisition-related expenses	32,683	***	(17,971)	***	—
Pretax impact	142,573	46%	97,569	(1%)	98,817
Income tax impact of above items	(50,609)	46%	(34,573)	(4%)	(36,200)
Impact of items affecting comparability on net income	$91,964	46%	$62,996	1%	$62,617
Net income	$52,710	(64%)	$146,091	(31%)	$210,705
Impact of items affecting comparability on net income	91,964	46%	62,996	1%	62,617
Adjusted net income	$144,674	(31%)	$209,087	(24%)	$273,322
Earnings per share - diluted	$0.44	(65%)	$1.25	(32%)	$1.83
Impact of items affecting comparability on net income	0.78	44%	0.54	(2%)	0.55
Adjusted earnings per share - diluted	$1.22	(32%)	$1.79	(25%)	$2.38
Diluted weighted average number of common shares outstanding	118,625	2%	116,695	2%	114,959

Earnings per share for 2016, on a fully diluted basis, were $0.44 which includes $142.6 million of pre-tax severance, acquisition-related and other charges. Before the impact of these charges and adjusted for taxes, adjusted earnings per share on a fully diluted basis would have been $1.22 for 2016 compared to $1.79 in 2015 and $2.38 in 2014. The decline in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA.

Free cash flow

Reconciliations of free cash flow from net cash flow from operating activities presented in accordance with GAAP on our Consolidated and Combined Statements of Cash Flow are presented below:

In thousands
	2016	2015	Change
Net cash flow from operating activities	$165,555	$231,020	$(65,465)
Capital expenditures	(60,048)	(53,979)	(6,069)
Free cash flow	$105,507	$177,041	$(71,534)

The net decrease in free cash flow was $71.5 million from 2015 to 2016. This decrease was attributable to net cash flow from operating activities of $165.6 million in 2016, down $65.5 million compared to the prior year primarily attributable to softening environment for advertising and circulation revenues offset by the decrease in pension and other postretirement contributions of $40.7 million. There was an increase of $6.1 million in cash outflows for capital expenditures during 2016 compared to the prior year, which was primarily attributable to the build out of the corporate leased facilities.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the year ended December 25, 2016:

In thousands	Payments Due by Period
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Operating leases (a)	$395,251	$53,071	$97,168	$78,016	$166,996
Purchase obligations (b)	751,661	159,202	193,596	137,491	261,372
Other noncurrent liabilities (c)	46,911	41,950	529	232	4,200
Gannett Retirement Plan contributions (d)	115,000	25,000	50,000	40,000	—
Total	$1,308,823	$279,223	$341,293	$255,739	$432,568

(a)	See Note 12 — Commitments, contingencies and other matters to the consolidated and combined financial statements.

(b)
Includes purchase obligations related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 25, 2016, are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the table above.

(c)
Other noncurrent liabilities primarily consist of unfunded and under-funded postretirement benefit plans excluding the Gannett Retirement Plan. Unfunded plans include the Gannett 2015 Supplemental Retirement Plan, the Gannett Retiree Welfare Plan, and a SERP plan which was assumed pursuant to our acquisition of JMG. Required employer contributions equal the future expected benefit payments and are reflected in the table over the next ten-year period. Our under-funded plans include the Newsquest Pension Scheme and the Newspaper Guild of Detroit Plan. Expected employer contributions for these plans are included for the following fiscal year only, including $19 million for the Newsquest Pension Scheme. Contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions, such as interest rate levels as well as the amount and timing of invested asset returns.

(d)
Consists of amounts we are contractually obligated to contribute to the GRP. This total does not include additional contributions which may be required to meet IRS minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation, such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 25, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $23.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 — Income taxes to the consolidated and combined financial statements for a further discussion of income taxes.

Off-balance sheet arrangements

As of December 25, 2016, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

Capital stock

In July 2015, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. As of December 25, 2016, 3.8 million shares have been repurchased under this program at a total cost of $32.7 million.

The Gannett Co., Inc. 401(k) Savings Plan, our principal defined contribution plan, includes a company matching contribution in the form of our stock. We fund the match by buying our stock in the open market and depositing it in the participant's account.

Our common stock outstanding, net treasury stock, at December 25, 2016, totaled 112.9 million shares, compared with 115.7 million shares at December 27, 2015 and 115.0 million shares at June 29, 2015. As of February 13, 2017, our shares were held by 6,335 holders of record.

Dividends

Dividends declared on common stock amounted to $74.0 million in 2016.

Cash dividends		Payment Date	Per Share
2016	4th Quarter	Dec. 19, 2016	$0.16
	3rd Quarter	Sept. 19, 2016	$0.16
	2nd Quarter	Jun. 20, 2016	$0.16
	1st Quarter	Apr. 1, 2016	$0.16
2015	4th Quarter	Jan. 4, 2016	$0.16
	3rd Quarter	Oct. 1, 2015	$0.16

On February 22, 2017, the Board of Directors declared a dividend of $0.16 per share, payable on March 24, 2017, to shareholders of record as of the close of business March 10, 2017.

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

Seasonality

Our revenues are subject to moderate seasonality due primarily to fluctuations in advertising volumes. Our advertising revenues for publishing are typically highest in the company's fourth quarter due to holiday and seasonal advertising and lowest in the first quarter following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Critical accounting policies and the use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are important to the presentation of our financial condition and results of operations and require management's most subjective and complex judgments.

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

Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term market growth, future expected operating expenses, cost of capital, and appropriate discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates.

Goodwill: As of December 25, 2016, we had $698.3 million of goodwill, which represented approximately 25% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment annually on the first day of our fourth quarter or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Before performing the annual two-step goodwill impairment test, we are first permitted to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If, after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a two-step quantitative test. Otherwise, the two-step test is not required. For 2016, a qualitative assessment was not used.

In the first step of the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date and is determined using various techniques including multiple of earnings and discounted cash flow valuation. Determining the fair value of the reporting units is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include changes in revenue and operating margins used to project future cash flows, discount rates, valuation multiples of entities engaged in the same or similar lines of business, and future economic and market conditions.

After considering the above factors, if the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the impairment test. In the second step of the impairment test, we determine the implied fair value of the reporting unit's goodwill. Implied fair value is calculated by assigning the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination or an acquisition by a not-for-profit entity. If, after this assignment, the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

Fair value of the reporting units depends on several factors, including the future strength of the economy in our principal markets. New and developing competition as well as technological change could also adversely affect future fair value estimates. Any one or a combination of these factors could lead to declines in reporting unit fair values and result in goodwill impairment charges.

All three of our reporting units (Domestic Publishing, the U.K. Group, and ReachLocal) have goodwill balances. The estimated fair value of each of these reporting units exceeded the carrying value at the most recent measurement date. The estimated fair value of our ReachLocal reporting unit, which was acquired in August 2016, exceeded its carrying value by approximately 10%. The other reporting units' fair values were substantially in excess of their carrying values. Accordingly, no goodwill impairment charges were recorded.

Intangible assets (indefinite-lived and amortizable): Intangible assets consist of mastheads, trade names, developed technology, and customer relationships.

Local mastheads (e.g., publishing periodical titles and web site domain names) and certain trade names are not subject to amortization. As a result, they are tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances suggest the asset might be impaired. The quantitative impairment test consists of a comparison of the fair value of each masthead, domain name, or trade name with its carrying amount. We use a "relief from royalty" approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2016, following this testing, we recognized impairment charges of $14.5 million. These charges were to bring the recorded indefinite lived intangibles equal to their implied fair values based on future projections.

Our amortizable intangible assets consist mainly of developed technology, customer relationships, and certain trade names. Developed technology is comprised of digital marketing solutions and other technology acquired as part of the ReachLocal transaction. Customer relationships include subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. When triggering events are identified, an impairment assessment of our definite lived intangibles is performed using the "excess earnings method" as well as the "relief from royalty" method for our amortizable masthead. The "excess earnings method" approach utilizes the present value of projected cash flows expected to be generated by the intangibles, less charges representing the contribution of other assets to those cash flows. The "relief from royalty" approach utilizes a discounted cash flow model to determine the fair value of each trade name. In 2016, following this testing, we recognized impairment charges of $9.9 million. These charges were to bring the recorded definite lived intangibles equal to their implied fair values based on future projections.

Property, plant and equipment: Property, plant, and equipment are recorded at cost and depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances such as technological advances or changes to our business model or capital strategy could result in actual useful lives differing from our estimates. In cases where we determine the useful life of buildings and equipment should be shortened, we would, after evaluating for impairment, depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Accelerated depreciation was recorded in all periods presented for certain property, plant, and equipment, reflecting specific decisions to consolidate production and other business services.

We review our property, plant, and equipment assets for potential impairment at the asset group level (generally at the local business level) by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by those asset groups and local business units. In 2016, we recognized $33.3 million of impairment charges following such reviews.

Pension accounting: We, along with our subsidiaries, have various defined benefit retirement plans under which substantially all of the benefits have been frozen in previous years.

We account for our pension plans in accordance with the applicable accounting guidance, which requires us to include the funded status of our pension plans in our balance sheets and to recognize, as a component of other comprehensive income (loss), the gains or losses that arise during the period but are not recognized in pension expense. Pension expense is reported on the Consolidated and Combined Statements of Income as "Cost of sales and operating expenses" or "Selling, general and administrative expenses".

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

We establish the expected long-term rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. We apply the expected long-term rate of return to the fair value of the pension assets in determining the dollar amount of the expected return. Changes in the expected long-term return on plan assets would increase or decrease pension plan expense. The effects of actual results differing from these assumptions are accumulated as unamortized gains and losses. A corridor approach is used in the amortization of these gains and losses by amortizing the balance exceeding the greater of 10% of the beginning balances of the projected benefit obligation or the fair value of the plan assets. The amortization period is based on the average life expectancy of plan participants, which is currently estimated to be approximately 20 years for our principal retirement plan.

For 2016, the assumption used for the discount rate was 4.1% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2016 would have increased plan obligations by approximately $97.0 million. A 50 basis point change in the discount rate used to calculate 2016 expense would have changed total pension plan expense for 2016 by approximately $1.2 million. We assumed a rate of 7.75% for our long-term expected return on pension assets used for our principal retirement plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 50 basis point decrease in the expected rate of return on pension assets would have increased estimated pension plan expense for 2016 by approximately $8.4 million.

Income taxes: We are subject to income taxes in the U.S. and various foreign jurisdictions in which we operate and record our tax provision for the anticipated tax consequences in our reported results of operations. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties in the application of tax laws and regulations.

Our annual tax rate is based on our income, statutory tax regulations and rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income.

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

Prior to the spin-off, our operations were included in our parent's state and federal income tax returns. For purposes of the consolidated and combined financial statements in periods prior to the spin-off, we computed our income taxes as if we were filing separate returns. Current income taxes payable for these periods were settled with our former parent through "Former parent's investment, net."

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the consolidated and combined financial statements. Management re-evaluates tax positions each period in which new information about recognition or measurement becomes available. Our policy is to recognize, when applicable, interest and penalties on unrecognized income tax benefits as part of "Provision for income taxes."

The effect of a 1% change in the effective tax rate for 2016 would have resulted in a change of $0.7 million in the provision for income taxes and net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We believe that our market risk from financial instruments, such as accounts receivable, accounts payable and debt, is not material. We are exposed to foreign exchange rate risk primarily due to our operations in the U.K., for which the British pound sterling is the functional currency. Translation gains or losses affecting the Consolidated and Combined Statements of Income have not been significant in the past.

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $300 million at December 25, 2016, $385 million at December 27, 2015 and $404 million at December 28, 2014. Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the December 25, 2016 exchange rate of 1.23, at the December 27, 2015 exchange rate of 1.49 and at the December 28, 2014 exchange rate of 1.56. Newsquest's financial results were translated at an average rate of 1.36 for 2016, 1.53 for 2015 and 1.65 for 2014.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately 9% in 2016. A 10% fluctuation in the price of local currency in any of ReachLocal's foreign jurisdictions relative to the U.S. dollar would not have had a material effect on our operating income for the year ended December 25, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 25, 2016 and December 27, 2015, and the related consolidated and combined statements of income, comprehensive income (loss), equity and cash flows for each of the three fiscal years in the period ended December 25, 2016. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gannett Co., Inc. at December 25, 2016 and December 27, 2015, and the consolidated and combined results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated and combined financial statements, Gannett Co., Inc. changed its method of accounting for certain aspects of share-based payments to employees as a result of the adoption of the FASB Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," effective December 28, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gannett Co., Inc.'s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017, included in Item 9A, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 22, 2017

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands, except share data
Assets	Dec. 25, 2016	Dec. 27, 2015
Current assets
Cash and cash equivalents	$114,324	$196,696
Accounts receivable, less allowance for doubtful accounts of $10,317 and $8,836, respectively	358,041	330,473
Other receivables	25,863	36,114
Inventories	40,426	25,777
Assets held for sale	4,522	12,288
Prepaid income taxes	30,009	935
Prepaid expenses and other current assets	30,321	27,253
Total current assets	603,506	629,536
Property, plant and equipment, net	1,087,701	896,585
Goodwill	698,288	575,685
Intangible assets, net	154,644	59,713
Deferred income taxes (see Notes 1 and 10)	218,232	201,991
Investments and other assets	82,310	64,289
Total assets	$2,844,681	$2,427,799

Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$438,724	$393,026
Dividends payable	—	18,501
Deferred income	133,263	78,967
Total current liabilities	571,987	490,494
Income taxes	25,467	22,221
Postretirement medical and life insurance liabilities (see Note 1)	90,134	87,594
Pension liabilities (see Note 1)	739,262	612,443
Long-term portion of revolving credit facility	400,000	—
Other noncurrent liabilities	161,070	156,471
Total noncurrent liabilities	1,415,933	878,729
Total liabilities	1,987,920	1,369,223
Commitments and contingent liabilities (see Note 12)

Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 116,624,726 issued as of Dec. 25, 2016 and 115,668,957 issued as of Dec. 27, 2015	1,166	1,156
Treasury stock at cost, 3,750,000 shares and none, respectively	(32,667)	—
Additional paid-in capital (see Note 1)	1,769,905	1,708,291
Retained earnings	1,269	22,553
Accumulated other comprehensive loss (see Note 1)	(882,912)	(673,424)
Total equity	856,761	1,058,576
Total liabilities and equity	$2,844,681	$2,427,799
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

In thousands, except per share amounts
Fiscal year ended	Dec. 25, 2016	Dec. 27, 2015	Dec. 28, 2014
Operating revenues:
Advertising	$1,703,795	$1,611,445	$1,840,067
Circulation	1,133,676	1,060,118	1,109,729
Other	210,003	213,449	222,082
Total operating revenues	3,047,474	2,885,012	3,171,878
Operating expenses:
Cost of sales and operating expenses	1,969,853	1,866,729	1,997,803
Selling, general and administrative expenses	807,398	707,022	765,465
Depreciation	118,092	95,916	97,178
Amortization	14,872	11,636	13,885
Facility consolidation and asset impairment charges	58,171	34,278	35,216
Total operating expenses	2,968,386	2,715,581	2,909,547
Operating income	79,088	169,431	262,331
Non-operating income (expense):
Equity income in unconsolidated investees, net	1,519	11,981	15,857
Interest expense	(12,791)	(4,562)	(576)
Other non-operating items, net	(1,388)	17,125	653
Total non-operating income (expense)	(12,660)	24,544	15,934
Income before income taxes	66,428	193,975	278,265
Provision for income taxes	13,718	47,884	67,560
Net income	$52,710	$146,091	$210,705
Net income per share—basic	$0.45	$1.27	$1.83
Net income per share—diluted	$0.44	$1.25	$1.83
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In thousands
Fiscal year ended	Dec. 25, 2016	Dec. 27, 2015	Dec. 28, 2014
Net income	$52,710	$146,091	$210,705
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(84,526)	(19,390)	(27,414)
Pension and other postretirement benefit items:
Actuarial loss:
Actuarial loss arising during the period	(334,653)	(54,142)	(429,402)
Amortization of actuarial loss	62,155	58,148	42,446
Prior service credit (cost):
Change in prior service credit (cost)	(1,002)	—	36,873
Amortization of prior service cost (credit)	1,883	(2,722)	(4,454)
Settlement charge	(49)	1,254	—
Transfer from Separation	—	24,180	—
Other	67,959	15,544	23,634
Pension and other postretirement benefit items	(203,707)	42,262	(330,903)
Other comprehensive income (loss) before tax	(288,233)	22,872	(358,317)
Income tax effect related to components of other comprehensive income (loss)	78,745	(18,184)	122,186
Other comprehensive income (loss), net of tax	(209,488)	4,688	(236,131)
Comprehensive income (loss)	$(156,778)	$150,779	$(25,426)
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

In thousands
Fiscal year ended	Dec. 25, 2016	Dec. 27, 2015	Dec. 28, 2014
Cash flows from operating activities
Net income	$52,710	$146,091	$210,705
Adjustments to reconcile net income to operating cash flows:
Gain on acquisition	—	(21,799)	—
Depreciation	118,092	95,916	97,178
Amortization	14,872	11,636	13,885
Facility consolidation and asset impairment charges (see Notes 4 and 5)	58,171	34,278	35,216
Stock-based compensation — equity awards	20,576	20,623	17,099
Provision for deferred income taxes	15,734	47,380	48,943
Pension and other postretirement expense, net of contributions	(84,600)	(134,907)	(100,984)
Equity income in unconsolidated investees, net (see Notes 4 and 6)	(1,519)	(11,981)	(15,857)
Decrease in accounts receivable	28,132	33,376	30,753
Decrease (increase) in other receivables	6,836	(24,961)	(4,988)
Decrease (increase) in inventories	(7,504)	14,023	9,577
Increase (decrease) in accounts payable	(22,485)	16,844	23,298
Increase (decrease) in interest and taxes payable	3,246	(9,349)	(30,871)
Increase (decrease) in accrued expenses	(25,517)	44,787	(21,544)
Increase (decrease) in deferred income	2,700	(2,894)	(1,471)
Other, net	(13,889)	(28,043)	35,199
Net cash flows from operating activities	165,555	231,020	346,138
Cash flows used for investing activities
Purchase of property, plant and equipment	(60,048)	(53,979)	(72,307)
Payments for acquisitions, net of cash acquired	(464,065)	(28,668)	(113)
Payments for investments	(12,419)	(2,750)	(2,500)
Proceeds from investments	13	12,402	18,629
Proceeds from sale of certain assets	17,405	29,683	24,519
Changes in other investing activities	41	—	—
Net cash used for investing activities	(519,073)	(43,312)	(31,772)
Cash flows from (used for) financing activities
Proceeds from borrowings under revolving credit facilities	480,000	—	—
Repayments of borrowings under revolving credit facilities	(80,000)	—	—
Dividends paid	(92,495)	(18,462)	—
Cost of common shares repurchased	(32,667)	—	—
Proceeds from issuance of common stock upon settlement of stock awards	562	6,615	—
Payments for employee taxes withheld from stock awards	(3,667)	—	—
Transactions with former parent, net	—	(49,701)	(319,422)
Deferred payments for acquisitions	—	(1,218)	(1,313)
Changes in other financing activities	(315)	—	—
Net cash from (used for) financing activities	271,418	(62,766)	(320,735)
Effect of currency exchange rate change	(272)	(193)	(280)
Increase (decrease) in cash and cash equivalents	(82,372)	124,749	(6,649)
Balance of cash and cash equivalents at beginning of year	196,696	71,947	78,596
Balance of cash and cash equivalents at end of year	$114,324	$196,696	$71,947
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

In thousands, except per share amounts	Common Stock $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Former parent's investment, net	Total
Balance: Dec. 29, 2013	$—	$—	$—	$—	$(441,981)	$1,707,202	$1,265,221
Net income, 2014	—	—	—	—	—	210,705	210,705
Other comprehensive loss, net of tax	—	—	—	—	(236,131)	—	(236,131)
Total comprehensive loss							(25,426)
Transactions with our former parent, net	—	—	—	—	—	(302,323)	(302,323)
Balance: Dec. 28, 2014	$—	$—	$—	$—	$(678,112)	$1,615,584	$937,472
Net income, 2015	—	—	—	59,517	—	86,574	146,091
Other comprehensive income, net of tax	—	—	—	—	4,688	—	4,688
Total comprehensive income							150,779
Dividends declared, 2015: $0.32 per share	—	—	—	(36,964)	—	—	(36,964)
Issuance of common shares	1,150	—	(1,150)	—	—	—	—
Stock options exercised	6	—	4,987	—	—	—	4,993
Restricted stock awards settled	—	—	(293)	—	—	—	(293)
Stock-based compensation	—	—	21,742	—	—	—	21,742
Tax benefit derived from stock awards settled	—	—	1,622	—	—	—	1,622
Transactions with former parent	—	—	55,402	—	—	(68,646)	(13,244)
Transfer of former parent's investment, net	—	—	1,625,878	—	—	(1,633,512)	(7,634)
Other activity	—	—	103	—	—	—	103
Balance: Dec. 27, 2015	$1,156	$—	$1,708,291	$22,553	$(673,424)	$—	$1,058,576
Net income, 2016	—	—	—	52,710	—	—	52,710
Other comprehensive loss, net of tax	—	—	—	—	(209,488)	—	(209,488)
Total comprehensive loss							(156,778)
Dividends declared, 2016: $0.64 per share	—	—	—	(73,994)	—	—	(73,994)
Purchase of treasury stock	—	(32,667)	—	—	—	—	(32,667)
Stock options exercised	1	—	561	—	—	—	562
Restricted stock awards settled	5	—	(5,822)	—	—	—	(5,817)
Performance share units settled	4	—	(3,002)	—	—	—	(2,998)
Stock-based compensation (see Notes 1 and 10)	—	—	20,576	—	—	—	20,576
Other activity (see Notes 1 and 10)	—	—	49,301	—	—	—	49,301
Balance: Dec. 25, 2016	$1,166	$(32,667)	$1,769,905	$1,269	$(882,912)	$—	$856,761
The accompanying notes are an integral part of these consolidated and combined financial statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation
Description of business: Gannett Co., Inc. (Gannett, we, us, our, or the company) is a next-generation media company that empowers communities to connect, act, and thrive. Gannett owns ReachLocal, Inc. (ReachLocal, a digital marketing solutions company), the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam), and Newsquest (a wholly owned subsidiary with more than 160 local media brands in the U.K.). Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform.

Separation from former parent: On June 29, 2015, the separation of Gannett from our former parent, TEGNA Inc., was completed pursuant to a Separation and Distribution Agreement (the Separation Agreement) dated June 26, 2015. On June 29, 2015, our former parent completed the pro rata distribution of 98.5% of the outstanding shares of Gannett common stock to its stockholders (also referred to herein as the spin-off or "separation"), and Gannett common stock began trading "regular way" on the New York Stock Exchange. Each holder of our former parent's common stock received one share of Gannett common stock for every two shares of our former parent's common stock held on June 22, 2015, the record date for the distribution. Immediately following the distribution, our former parent owned 1.5% of Gannett's outstanding common stock, and our former parent will continue to own our shares for a period of time not to exceed five years after the distribution. Our former parent structured the distribution to be tax free to its U.S. shareholders for U.S. federal income tax purposes.

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

Through the date of the spin-off, in preparing these consolidated and combined financial statements, management has made certain assumptions or implemented methodologies to allocate various expenses from our former parent to us and from us back to our former parent in the form of cost recoveries. These allocations represent services provided between the two entities and are more fully detailed in Note 15 — Relationship with our former parent. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our consolidated and combined financial position, results of operations, and cash flows had we operated as a stand-alone entity during the periods presented.

In fiscal year 2016, we identified an error relating to certain participant data that had resulted in an overstatement of the postretirement benefits liabilities transferred from our former parent at separation. Based on our assessments of qualitative and quantitative factors, the error and the related impacts were not considered material to the consolidated financial statements for the year ended December 25, 2016 or the prior periods. The error was corrected in 2016 by decreasing postretirement medical and life insurance liabilities by $2.8 million and pension liabilities by $23.6 million, increasing former parent investment, net, which is now reflected in additional paid-in capital, by $16.3 million, increasing accumulated other comprehensive loss, net by $0.4 million, decreasing deferred tax assets by $10.0 million, and decreasing expenses by $0.5 million.
NOTE 2 — Summary of significant accounting policies
Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. Our fiscal year 2016 ended on December 25, 2016, fiscal year 2015 ended on December 27, 2015, and fiscal year 2014 ended on December 28, 2014, each 52-week years.

Consolidation: The consolidated and combined financial statements include our accounts and those over which we have control after elimination of all intercompany transactions and profits.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated and combined financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates include amounts for income taxes, pension and other post-employment benefits, and valuation of long-lived and intangible assets.

Segment presentation: We classify our operations into two reportable segments: publishing and ReachLocal. In addition to these reportable segments, we have a corporate and other category that includes activities not directly attributable or allocable to a specific segment. The publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and the U.K. Group. For further details, see Note 14 — Segment reporting.

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

Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Revenue recognition: Our circulation revenues include revenues for newspapers (both print and digital) purchased by readers or distributors. Circulation revenues are recognized when purchased newspapers are distributed, net of provisions for related returns. Subscriptions are recognized over the subscription period.

Our advertising revenues include amounts charged to advertisers for space purchased in our newspapers, digital ads placed on our digital platforms, advertising and marketing services, other advertising products such as preprints and direct mail, and the provision and sale of online marketing services and products through our ReachLocal subsidiary.

Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on digital platforms. Marketing services revenues are generally recognized when advertisements or services are delivered.

For our online marketing products provided by our ReachLocal subsidiary, we typically enter into multi-month agreements for the delivery of our products. Under our agreements, our clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and then revenue is recognized as we purchase media and perform other services.

Our other revenues primarily include commercial printing and distribution. Commercial printing and distribution revenues are recognized when the product is delivered to the customer.

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

Cash and cash equivalents: Cash equivalents consist of investments with original maturities of three months or less.

Accounts receivable and allowance for doubtful accounts: Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables, and significant individual account credit risk. Credit is extended based upon an evaluation of the customer's financial position, and generally collateral is not required.

Inventories: Inventories, consisting principally of newsprint, printing ink, and plate material for our publishing operations, are valued at the lower of cost (first-in, first-out) or market.

Assets held for sale: We classify assets to be sold as held for sale in the period in which all of the following criteria are met: management commits to a plan to sell the disposal group, the disposal group is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, and the sale is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell. The assets held for sale are measured at the lower of carrying value or fair value less any costs to sell.

Property and depreciation: Property, plant, and equipment is recorded at cost, and depreciation is provided generally on a straight-line basis over the estimated useful lives of the assets. The principal estimated useful lives are 10 to 40 years for buildings and improvements and 3 to 30 years for machinery, equipment, and fixtures. Changes in the estimated useful life of an asset, which, for example, could happen as a result of facility consolidations, can affect depreciation expense and net income. Major renewals and improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs, and minor renewals are charged to expense as incurred.

A breakout of property, plant and equipment by type is presented below:

In thousands	Dec. 25, 2016	Dec. 27, 2015
Land	$132,438	$84,059
Buildings and Improvements	875,313	752,849
Machinery, equipment and fixtures	1,552,030	1,687,875
Construction in progress	9,817	17,786
Total	2,569,598	2,542,569
Accumulated depreciation	(1,481,897)	(1,645,984)
Net property, plant and equipment	$1,087,701	$896,585

Software development costs: Our subsidiary ReachLocal incurs certain costs to develop software for internal use. These costs are capitalized when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in costs of sales and operating expenses, in addition to amortization of capitalized software development costs, in the accompanying Consolidated and Combined Statements of Income. We monitor our existing capitalized software costs and reduce their carrying value as a result of releases rendering previous features or functions obsolete. Software development costs are evaluated for impairment in accordance with our policy for finite-lived intangible assets and other long lived assets. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of three years.

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

Valuation of long-lived assets: We evaluate the carrying value of long-lived assets (mostly property, plant, and equipment and definite-lived intangible assets) to be held and used whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than their carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

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

Before performing the annual two-step goodwill impairment test, we are first permitted to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a two-step quantitative test. Otherwise, the two-step test is not required. In the first step of the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation techniques. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test. In the second step of the impairment test, we determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

In determining the reporting units, we consider the way we manage our businesses and the nature of those businesses. These reporting units therefore consist of Domestic Publishing, the U.K. Group, and ReachLocal.

We perform an impairment test annually, or more often if circumstances dictate, of our indefinite-lived intangible assets. Intangible assets that have finite useful lives are amortized over those useful lives and are evaluated for impairment as described above. We recognized impairment charges each year from 2014 through 2016. See Note 4 — Restructuring activities and asset impairment charges and Note 5 — Goodwill and other intangible assets and other intangibles for additional information.

Investments and other assets: Investments in entities for which we do not have control, but we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in "Equity income in unconsolidated investees, net" in the Consolidated and Combined Statements of Income. See Note 6 — Investments for additional information.

Accounts payable and accrued expenses: A breakout of accounts payable and accrued expenses by type is presented below:

In thousands	Dec. 25, 2016	Dec. 27, 2015
Compensation	$105,402	$115,602
Taxes	22,995	23,644
Benefits	36,114	38,811
Other	90,943	69,964
Total accrued liabilities	255,454	248,021
Accounts payable	183,270	145,005
Total accrued liabilities and accounts payable	$438,724	$393,026

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

Equity-based employee compensation: We grant restricted stock units as well as performance shares to our employees as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period for restricted stock units and the three-year incentive period for performance shares. Expense for performance share awards for participants meeting certain retirement eligible criteria as defined in the plan is recognized using the accelerated attribution method. See Note 11 — Supplemental equity information for further discussion.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10 — Income taxes for further discussion.

We also evaluate any uncertain tax positions and recognize a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.

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

Concentration of risk: Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. and ReachLocal operations, totaled approximately $369.2 million in 2016, $417.4 million in 2015, and $461.3 million in 2014. Our long-lived assets in foreign countries, principally ReachLocal operations and in the U.K., totaled approximately $354.4 million at December 25, 2016, $330.3 million at December 27, 2015, and $337.0 million at December 28, 2014.

Supplementary cash flow information: Supplementary cash flow information, including non-cash investing and financing activities, are as follows:

In thousands	Dec. 25, 2016	Dec. 27, 2015
Cash paid for taxes, net of refunds	$25,719	$38,707
Cash paid for interest	$10,081	$2,995
Accrued capital expenditures	$5,639	$3,251
Dividends payable	$—	$18,501
Parent, net investment activity subsequent to separation	$—	$31,762
Fair value of noncontrolling equity interests in TNP and CNP	$—	$60,954
Pre-acquisition carrying value of TNP	$—	$39,155

Supplementary non-cash information for the year ended December 28, 2014 is immaterial.

New accounting pronouncements adopted: The following are new accounting pronouncements which we have adopted in fiscal year 2016:

Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share: In fiscal year 2015, we implemented the Financial Accounting Standards Board (FASB) guidance that removes the requirement to include investments in the fair value hierarchy for which the fair value is measured at NAV using the practical expedient under Fair Value Measurement guidance. This guidance impacted our disclosures only.

Income Taxes- Balance Sheet Classification of Deferred Taxes: In fiscal year 2015, we early adopted the FASB guidance which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.

Business Combinations - Measurement-Period Adjustments: In fiscal year 2016, we applied the FASB guidance that simplifies the accounting for measurement-period adjustments. This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively and requires that acquirers recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The impact was not material to our consolidated financial results.

Presentation of Financial Statements - Going Concern: We have adopted the FASB guidance related to interim and annual assessments by management to evaluate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, or available to be issued, when applicable. Disclosures are required if management concludes that substantial doubt exists or that its plans alleviate substantial doubt that was raised. Our assessments did not indicate substantial doubt regarding our ability to continue as a going concern.

Measurement Date for Retirement Plans: We have implemented the FASB guidance that gives an employer whose fiscal year-end does not coincide with a calendar month-end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. As a result, our retirement plans are measured at December 31, 2016, rather than our fiscal year end, December 25, 2016.

Stock-based Compensation: In fiscal year 2016, we early adopted new guidance surrounding stock-based compensation which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification of share-based payment activity in the statement of cash flows. The adoption of this new guidance decreased income tax expense by $8.9 million for the year ended December 25, 2016. Refer to Note 10 — Income taxes, Note 11 — Supplemental equity information, and Note 16 — Quarterly statements of income (unaudited) for further discussion.

Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash: We early adopted new guidance in fiscal year 2016 related to the classification of certain cash flow activity such as debt prepayment, debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. The adoption of this guidance did not have a material impact on the designations of operating, investing, and financing activities within our statements of cash flows.

New accounting pronouncements not yet adopted: The following are new accounting pronouncements which are being evaluated by the company for future impacts on our financial position:

Revenue from Contracts with Customers: In August 2014, the FASB issued a new revenue standard, "Revenue from Contracts with Customer," which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and is effective for fiscal years beginning after December 31, 2017. The core principle contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition.

We currently anticipate adopting the new revenue recognition standard using the modified retrospective approach in the fiscal year beginning January 1, 2018. This approach consists of recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings. As part of the modified retrospective approach, we will also amend our disclosures to reflect results under "legacy GAAP" for the initial year of adoption. We are currently evaluating the impact that the updated guidance will have on our financial statements and related disclosures. As part of the implementation process, we are holding regular meetings with key stakeholders from across the organization to discuss the impact of the standard on our existing contracts. We are utilizing a bottoms-up approach to analyze the impact of the standard on our portfolio of contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our existing revenue contracts. We expect to complete this evaluation prior to the fourth quarter of 2017.

Inventory: In July 2015, the FASB issued new guidance which requires entities using the first-in, first-out inventory costing method to subsequently value inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this guidance and assessing the impact on our consolidated financial statements.

Leases: In February 2016, the FASB issued updated guidance modifying lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash: In November 2016, the FASB issued updated guidance requiring entities to explain, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as "restricted cash" or "restricted cash equivalents". As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals show on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the provisions of this update and assessing the impact on our consolidated financial statements.

NOTE 3 — Acquisitions
2016 Acquisitions

ReachLocal: In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal, Inc. (ReachLocal) for approximately $162.5 million in cash, net of cash acquired. We financed the transaction by borrowing $175.0 million under our credit facility as well as with available cash, and we incurred acquisition-related expenses of $12.8 million for the year ended December 25, 2016. Such costs were reflected in selling, general, and administrative expenses in the Consolidated and Combined Statements of Income.

ReachLocal offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to small and medium sized businesses. It delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its sales force, and select third-party agencies and resellers.

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

In thousands
Cash acquired	$13,195
Other current assets	15,058
Property, plant and equipment	13,486
Developed technology	54,000
Customer relationships	22,500
Other intangible assets	12,000
Goodwill	119,481
Other noncurrent assets	9,852
Total assets acquired	259,572
Current liabilities	63,005
Noncurrent liabilities	20,824
Total liabilities assumed	83,829
Net assets acquired	$175,743

Acquired property, plant, and equipment are being depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill associated with the acquisition of ReachLocal is allocated entirely to the ReachLocal segment. We expect that the purchase price allocated to goodwill and intangible assets will not be deductible for tax purposes.

Since the acquisition date, revenues for ReachLocal were $110.1 million and net loss before taxes, excluding acquisition costs, was $19.9 million.

Assets of North Jersey Media Group: In July 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. (NJMG) for approximately $39.3 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald. We financed the transaction with available cash on hand.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities were as follows: property, plant, and equipment of $26.0 million, goodwill of $8.3 million, intangible assets of $7.2 million, noncurrent assets of $1.0 million noncurrent liabilities of $0.3 million, and net negative working capital of $2.9 million. Goodwill related to the acquisition of NJMG is allocated to the publishing segment.

Journal Media Group: In April 2016, we completed the acquisition of 100% of the outstanding common stock of Journal Media Group, Inc. (JMG) for approximately $260.6 million in cash, net of cash acquired. Further, approximately $2.3 million of the purchase price paid was treated as post-acquisition expense for accounting purposes. We financed the transaction by borrowing $250.0 million under our credit facility as well as with available cash, and we incurred acquisition-related costs of $10.8 million for the year ended December 25, 2016. Such costs were reflected in selling, general, and administrative expenses in the Consolidated and Combined Statements of Income.

JMG is a media company with print and digital publishing operations serving 15 U.S. markets in nine states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis. The acquisition expanded our print and digital publishing operations domestically.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. The allocation of the purchase price is preliminary pending the finalization of the acquired deferred income tax assets and liabilities and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Cash acquired	$36,825
Other current assets	54,571
Property, plant and equipment	264,357
Mastheads	30,440
Customer relationships	12,440
Goodwill	24,347
Other noncurrent assets	3,825
Total assets acquired	426,805
Current liabilities	71,519
Noncurrent liabilities	60,240
Total liabilities assumed	131,759
Net assets acquired	$295,046

Acquired property, plant, and equipment are being depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill related to the acquisition of JMG is allocated to the publishing segment. We expect that the purchase price allocated to goodwill and intangibles will not be deductible for tax purposes.

Since the acquisition date, revenues for JMG were $299.8 million and net loss before taxes, excluding acquisition costs, was $5.4 million.

Pro forma information: The following table sets forth unaudited pro forma results of operations assuming the ReachLocal, NJMG and JMG acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of 2015:

	Unaudited
In thousands, except per share amounts	2016	2015
Total revenues	$3,409,111	$3,800,074
Net income	$47,485	$65,038
Earnings per share - diluted	$0.40	$0.56

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

2015 Acquisitions

Texas-New Mexico Partnership: In June 2015, we completed the acquisition of the remaining 59.4% interest in the Texas-New Mexico Partnership (TNP) that we did not own from Digital First Media. We completed the acquisition through the assignment of our 19.5% interest in the California Newspapers Partnership (CNP), valued at $34.4 million, additional cash consideration, net of cash acquired, of $5.2 million, and $1.9 million in deferred consideration. As a result, we own 100% of TNP and no longer have any ownership interest or continuing involvement in CNP. Through the transaction, we acquired print and digital publishing operations serving 11 U.S. markets in Texas, New Mexico and Pennsylvania.

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

Acquired property, plant, and equipment are being depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. We expect the purchase price allocated to goodwill and mastheads will be deductible for tax purposes. Goodwill related to the acquisition of TNP is allocated to the publishing segment.

Romanes Media Group: In May 2015, our U.K. subsidiary, Newsquest Media Group Ltd. (Newsquest), paid $23.4 million, net of cash acquired, to purchase 100% of the shares of Romanes Media Group (RMG). RMG publishes local newspapers in Scotland, Berkshire, and Northern Ireland, and its portfolio comprises one daily newspaper, 28 weekly newspapers, and their associated websites. Goodwill related to the acquisition of RMG is allocated to the publishing segment.
NOTE 4 — Restructuring activities and asset impairment charges

Severance-related expenses

We have initiated various cost reducing actions that are severance-related.

In 2015, we initiated Early Retirement Opportunity Programs (EROP) for our USA TODAY employees and for employees in certain corporate departments and publishing sites. We recorded severance-related expenses of $0.8 million in 2016 and $42.1 million in 2015 for these programs.

We also had other employee termination actions associated with our facility consolidation and other cost efficiency efforts. We recorded severance-related expenses of $42.7 million in 2016, $30.2 million in 2015, and $19.8 million in 2014.

In 2016, we recorded $35.9 million in costs of sales and operating expenses and $7.6 million in selling, general, and administrative expenses of severance-related expenses. In 2015, we recorded $59.3 million in costs of sales and operating expenses and $13.0 million in selling, general, and administrative expenses of severance-related expenses. In 2014, we recorded $15.6 million in costs of sales and operating expenses and $4.2 million in selling, general, and administrative expenses of severance-related expenses.

A summary of our liabilities related to employee termination actions by year is as follows:

In thousands	EROPs	Other Severance Activities	Total
Balance at December 29, 2013	$—	$20,710	$20,710
Payments	—	(28,985)	(28,985)
Expense	—	19,797	19,797
Adjustments	—	—	—
Balance at December 28, 2014	$—	$11,522	$11,522
Payments	(10,591)	(29,657)	(40,248)
Expense	42,081	30,185	72,266
Adjustments	240	—	240
Balance at December 27, 2015	$31,730	$12,050	$43,780
Payments	(32,419)	(36,003)	(68,422)
Expense	837	42,689	43,526
Adjustments	(68)	(165)	(233)
Balance at December 25, 2016	$80	$18,571	$18,651

A summary of our severance-related expenses by segment is as follows:

In thousands	Publishing	ReachLocal	Corporate and Other	Total
2016
EROPs	$837	$—	$—	$837
Other Severance Activities	41,963	640	86	42,689
Total	$42,800	$640	$86	$43,526
2015
EROPs	$36,772	$—	$5,309	$42,081
Other Severance Activities	30,185	—	—	30,185
Total	$66,957	$—	$5,309	$72,266
2014
EROPs	$—	$—	$—	$—
Other Severance Activities	19,797	—	—	19,797
Total	$19,797	$—	$—	$19,797

Facility consolidation and asset impairment charges
For each year presented, we recognized charges related to facility consolidation efforts and, in certain of these periods, we also recorded non-cash impairment charges to assets and certain investments in which we hold a noncontrolling interest which are accounted for under the equity and cost methods of accounting. All impairment charges captured in 2016 were related to the publishing segment.

A summary of these charges by year is presented below:

In thousands, except per share amounts
2016	Pre-Tax Amount	After-Tax Amount	Per Share Amount
Facility consolidation and asset impairment charges:
Intangible assets	$24,398	$15,120	$0.13
Property, plant and equipment	33,518	20,312	0.17
Other	255	157	—
Total facility consolidation and asset impairment charges against operations	$58,171	$35,589	$0.30
Accelerated depreciation	3,218	1,973	0.02
Non-operating charges:
Equity method investments	1,018	624	0.01
Other non-operating items	2,097	1,286	0.01
Total charges	$64,504	$39,472	$0.34

In thousands, except per share amounts
2015	Pre-Tax Amount	After-Tax Amount	Per Share Amount
Facility consolidation and asset impairment charges:
Intangible assets	$19,437	$13,131	$0.11
Property, plant and equipment	10,061	6,167	0.05
Other	4,780	2,930	0.03
Total facility consolidation and asset impairment charges against operations	$34,278	$22,228	$0.19
Non-operating charges:
Equity method investments	658	404	—
Total charges	$34,936	$22,632	$0.19

In thousands, except per share amounts
2014	Pre-Tax Amount	After-Tax Amount	Per Share Amount
Facility consolidation and asset impairment charges:
Intangible assets	$1,701	$1,000	$0.01
Property, plant and equipment	19,467	13,467	0.12
Other	14,048	8,449	0.07
Total facility consolidation and asset impairment charges against operations	$35,216	$22,916	$0.20

All indefinite-lived intangibles were tested for impairment as of the first day of our fourth quarter. The definite-lived intangible assets were first evaluated based on a qualitative assessment considering changes in circumstances to determine whether the assets are recoverable. Then, we prepared quantitative assessments for the assets which indicated that certain carrying values were less than their respective fair values. Fair values were determined using a relief-from-royalty method or excess earning method. As a result, pre-tax non-cash impairment charges for indefinite lived intangibles totaled $14.5 million in 2016, $0.9 million in 2015, and $1.7 million in 2014. Pre-tax non-cash impairment charges for finite lived intangibles totaled $9.9 million in 2016 and $18.5 million in 2015. There were no pre-tax impairment charges for finite lived other intangibles in 2014. The impairments, all of which were recorded to the publishing segment, were principally a result of revenue projections which were lower than expected.

Facility consolidation plans led us to recognize charges associated with revising the useful lives of certain assets over a shortened period as well as shutdown costs. Certain assets classified as held-for-sale resulted in charges also being recognized as the carrying values were reduced to equal the fair value less cost to dispose. These fair values were based on estimates of prices for similar assets.

During 2016 and 2015, the carrying values of certain investments in which we own a noncontrolling interest were written down to fair value because the business underlying the investments had experienced sustained operating losses, leading us to conclude the investments were impaired. These charges are recorded in "Equity income in unconsolidated investees, net" and "Other non-operating items, net."

NOTE 5 — Goodwill and other intangible assets

Goodwill, indefinite-lived intangible assets, and amortizable intangible assets consist of the following:

In thousands
	Gross	Accumulated Amortization	Net
Dec. 25, 2016
Goodwill	$698,288	$—	$698,288
Indefinite-lived intangibles:
Mastheads and trade names	47,410	—	47,410
Amortizable intangible assets:
Developed technology	54,000	(6,621)	47,379
Customer relationships	89,785	(41,495)	48,290
Other	12,800	(1,235)	11,565
Total	$902,283	$(49,351)	$852,932
Dec. 27, 2015
Goodwill	$575,685	$—	$575,685
Indefinite-lived intangibles:
Mastheads and trade names	31,521	—	31,521
Amortizable intangible assets:
Developed technology	—	—	—
Customer relationships	68,005	(39,813)	28,192
Other	11,478	(11,478)	—
Total	$686,689	$(51,291)	$635,398

Intangible amortization expense was $14.9 million in 2016 and $11.6 million in 2015. The increase is due to the intangibles acquired as a result of our 2016 acquisitions as well as a full year of amortization of the intangibles we acquired as a result of our 2015 acquisitions. Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over their useful lives. Developed technology consists of digital marketing solutions and other technology acquired as part of the ReachLocal transaction and is amortized on a straight-line basis over their useful lives. Other intangibles are primarily amortizable trade names and are amortized on a straight-line basis over their useful lives. The weighted average remaining amortization periods for customer relationships, acquired technology and other amortizable intangibles are approximately 8.4, 2.7 and 3.7 years, respectively.

The projected annual amortization expense related to amortizable intangibles as of December 25, 2016 is as follows:

In thousands
2017	$28,183
2018	$28,134
2019	$20,918
2020	$8,021
2021	$5,312

The balances and changes in the carrying amount of goodwill by segment are as follows:

In thousands
	Publishing	ReachLocal	Consolidated
Balance at Dec. 28, 2014:
Goodwill	$7,358,420	$—	$7,358,420
Accumulated impairment losses	(6,814,075)	—	(6,814,075)
Net balance at Dec. 28, 2014	$544,345	$—	$544,345
Activity during the year:
Acquisitions & adjustments	39,484	—	39,484
Foreign currency exchange rate changes	(8,144)	—	(8,144)
Total	$31,340	$—	$31,340
Balance at Dec. 27, 2015:
Goodwill	7,297,752	—	7,297,752
Accumulated impairment losses	(6,722,067)	—	(6,722,067)
Net balance at Dec. 27, 2015	$575,685	$—	$575,685
Activity during the year:
Acquisitions & adjustments	36,532	119,481	156,013
Foreign currency exchange rate changes	(33,410)	—	(33,410)
Total	$3,122	$119,481	$122,603
Balance at Dec. 25, 2016:
Goodwill	6,925,236	119,481	7,044,717
Accumulated impairment losses	(6,346,429)	—	(6,346,429)
Net balance at Dec. 25, 2016	$578,807	$119,481	$698,288

In fiscal years 2016, 2015 and 2014, we performed a quantitative step one analysis of each of our reporting units as part of the annual goodwill impairment evaluation and determined that the fair values were in excess of the individual reporting units carrying values, and, accordingly, a step two analysis was not required and there were no goodwill impairments.
NOTE 6 — Investments

We have a number of investments accounted for under the equity method. Principal among these are the following:

% Owned at Dec. 25, 2016
TNI Partners	50.00%
Albuquerque Publishing Company (a)	40.00%
Spirited Media, Inc.	31.58%
NextGen Solutions, LLC	25.00%
Digg, Inc.	15.00%
Ponderay Newsprint Company	13.50%
Time Razor, Inc.	7.06%

(a)	Per the terms of our contract, the ownership percentage fluctuates marginally from month to month.

The aggregate carrying value of investments recorded under the equity method was $7.5 million at December 25, 2016 and $7.9 million at December 27, 2015. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain of the investments.

The company also has other investments recorded at cost. The aggregate carrying value of these investments, net of impairment, were $6.7 million at December 25, 2016. There were no other investments as of December 27, 2015.

NOTE 7 — Revolving credit facility
We maintain a five-year secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500 million (Credit Facility). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

Customary fees related to the Credit Facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, are payable quarterly in arrears and are based on our total leverage ratio. Borrowings under the Credit Facility are guaranteed by our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the Credit Facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property, and pledges of the capital stock of each subsidiary guarantor.

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00 as of the last day of the test period consisting of the last four fiscal quarters. We were in compliance with these financial covenants as of December 25, 2016.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of December 25, 2016.

During 2016, we borrowed $425 million under our Credit Facility to complete the acquisitions of JMG and ReachLocal. Refer to Note 3 — Acquisitions for further details on these acquisitions. As of December 25, 2016, we had $400 million in outstanding borrowings under the Credit Facility and $9.3 million of letters of credit outstanding, leaving $90.7 million of availability remaining.
NOTE 8 — Retirement plans
Defined benefit retirement plans: We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. The disclosure tables below include the assets and obligations of the Gannett Retirement Plan (GRP), the Newsquest and Romanes Pension Schemes in the U.K. (Newsquest Plans), the Newspaper Guild of Detroit Pension Plan, the 2015 Supplemental Retirement Plan (SERP), and a supplemental non-qualified retirement plan we assumed pursuant to our acquisition of JMG (JMG Plan). We use a December 31 measurement date convention for all our retirement plans.

Our pension costs, which include costs for our qualified and non-qualified plans, are presented in the following table:

In thousands
	2016	2015	2014
Service cost—benefits earned during the period	$3,066	$7,993	$4,498
Interest cost on benefit obligation	125,903	131,149	145,433
Expected return on plan assets	(183,697)	(196,774)	(206,164)
Amortization of prior service costs	6,677	6,893	6,967
Amortization of actuarial loss	61,740	56,722	41,728
Pension cost (benefit) for our plans and our allocated portions of former parent-sponsored retirement plans	13,689	5,983	(7,538)
Participant data corrections (a)	(145)	—	—
Settlement charge	(49)	1,254	—
Expense (credit) for retirement plans	$13,495	$7,237	$(7,538)

(a)	Refer to Note 1 — Basis of presentation for additional details regarding the impacts of the error in participant data identified.

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands
	Dec. 25, 2016	Dec. 27, 2015
Change in benefit obligations
Benefit obligations at beginning of year	$3,184,795	$3,433,581
Service cost	3,066	7,993
Interest cost	125,903	131,149
Plan amendments	500	—
Plan participants' contributions	4	8
Actuarial (gain) loss	266,925	(106,778)
Foreign currency translation	(187,624)	(40,679)
Gross benefits paid	(211,882)	(218,998)
Acquisitions	4,736	26,308
Transfers out	(1,242)	—
Settlements	—	(4,354)
Participant data corrections (a)	(23,600)	—
Transfer from separation	—	(43,435)
Benefit obligations at end of year	$3,161,581	$3,184,795
Change in plan assets
Fair value of plan assets at beginning of year	$2,558,627	$2,654,889
Transfers	—	1,006
Actual return on plan assets	117,162	38,853
Plan participants' contributions	4	8
Employer contributions	88,340	128,179
Gross benefits paid	(211,882)	(218,998)
Acquisitions	—	26,179
Transfers out	(1,242)	—
Settlements	—	(4,354)
Foreign currency translation	(140,002)	(30,411)
Transfer from separation	—	(36,724)
Fair value of plan assets at end of year	$2,411,007	$2,558,627
Funded status at end of year	$750,574	$626,168
Amounts recognized in Consolidated Balance Sheets
Noncurrent assets	$919	$2,166
Accrued benefit cost—current	$(12,230)	$(15,891)
Accrued benefit cost—noncurrent	$(739,263)	$(612,443)

(a)	Refer to Note 1 — Basis of presentation for additional details regarding the impacts of the error in participant data identified.

The funded status (on a projected benefit obligation basis) of our plans at December 25, 2016, is as follows:

In thousands
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$1,601,312	$1,975,816	$(374,504)
SERP (a)	—	109,952	(109,952)
Newsquest Plans	717,623	970,988	(253,365)
Newspaper Guild of Detroit Plan	92,072	101,065	(8,993)
JMG Plan (a)	—	3,760	(3,760)
Total	$2,411,007	$3,161,581	$(750,574)

(a)	The SERP and JMG Plans are unfunded, unsecured liabilities.

The following table presents information for our retirement plans for which accumulated benefits exceed assets:

In thousands
	Dec. 25, 2016	Dec. 27, 2015
Accumulated benefit obligation	$3,153,811	$3,179,094
Fair value of plan assets	$2,411,007	$2,558,627

The following table presents information for our retirement plans for which projected benefit obligations exceed assets:

In thousands
	Dec. 25, 2016	Dec. 27, 2015
Projected benefit obligation	$3,161,581	$3,184,795
Fair value of plan assets	$2,411,007	$2,558,627

The following table summarizes the amounts recorded in "Accumulated other comprehensive loss" that are currently unrecognized as a component of pension expense for our retirement plans as of the dates presented (pre-tax).

In thousands
	Dec. 25, 2016	Dec. 27, 2015
Net actuarial losses	$(1,825,167)	$(1,613,939)
Prior service cost	(29,263)	(35,451)
Amounts in accumulated other comprehensive loss	$(1,854,430)	$(1,649,390)

The actuarial loss amounts expected to be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in 2017 are $70.4 million. The prior service cost amounts expected to be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in 2017 are $6.7 million.

Changes in plan assets and benefit obligations recognized in "Other comprehensive loss" consist of the following:

In thousands
2016
Current year actuarial loss	$333,460
Change in prior service cost	500
Actuarial gain due to settlement	49
Amortization of actuarial loss	(61,740)
Amortization of prior service costs	(6,677)
Foreign currency gain	(68,620)
Participant data corrections (a)	8,070
Total	$205,042

(a)	Refer to Note 1 — Basis of presentation for additional details regarding the impacts of the error in participant data identified.

Pension costs: The following assumptions were used to determine net pension costs:

	2016	2015	2014
Discount rate	4.24%	4.17%	4.74%
Expected return on plan assets	7.60%	7.63%	7.91%
Rate of compensation increase	2.95%	2.95%	2.96%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	Dec. 25, 2016	Dec. 27, 2015
Discount rate	3.63%	4.24%
Rate of compensation increase	2.95%	2.96%

During 2016, we made contributions of $49.9 million to the Newsquest Plans. In 2017, we expect to contribute approximately $18.9 million to the Newsquest Plans. During 2016, we contributed $25.8 million to the GRP, $12.0 million to the SERP and $0.7 million to the JMG Plan. In addition to any other contributions that may be required, we will make additional contributions of $25.0 million in each of the next four fiscal years ending in 2020 and $15.0 million in 2021 for the GRP. Our expected 2017 contributions for Gannett's SERP and JMG Plan are $11.9 million and $0.3 million, respectively.

Plan assets: The asset allocation of our plans at the end of 2016 and 2015, and target allocations for 2017, by asset category, are presented in the table below:

Target Allocation		Allocation of Plan Assets
	2017	2016	2015
Equity securities	47%	44%	53%
Debt securities	35%	38%	24%
Alternative investments (a)	18%	18%	23%
Total	100%	100%	100%

(a)	Alternative investments include real estate, private equity and hedge funds.

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits; the "prudent man" guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager's portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Our actual investment return on our Gannett Retirement Plan assets was 0.4% for 2016, 1.9% for 2015 and 5.2% for 2014.

Retirement plan assets include approximately 0.6 million shares of our common stock valued at approximately $6.0 million at the end of 2016. The plan received dividends of approximately $0.5 million on these shares in 2016.

Cash flows: We estimate the following benefit payments will be made from retirement plan assets, which reflect expected future service, as appropriate. The amounts below represent the benefit payments for our plans.

In thousands
2017	$195,190
2018	$191,231
2019	$190,887
2020	$187,341
2021	$184,548
2022-2026	$882,207

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

For most participants, the plan's matching formula is 100% of the first 5% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $28.8 million in 2016, $25.8 million in 2015, and $30.4 million in 2014. We settled the 401(k) employee match obligation payable in company stock by buying our stock in the open market and depositing it in the participants' accounts.

In connection with our acquisitions of JMG and ReachLocal, as discussed in Note 3 — Acquisitions, we assumed 401(k) savings plans. JMG's 401(k) savings plan continues to cover former JMG employees. For most participants in this plan, the matching formula is 50% of the first 7% of employee contributions, and the employer match obligation is settled in cash. Additionally, ReachLocal's 401(k) savings plan continues to cover their former full-time U.S. employees and has no employer match obligation.

Multi-employer plans that provide pension benefits
We contribute to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements (CBAs) that cover our union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	We play no part in the management of plan investments or any other aspect of plan administration.

•	Amounts we contribute to the multi-employer plan may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

Our participation in these plans for the annual period ended December 25, 2016, is outlined in the table below. The "EIN/Plan Number" column provides the Employee Identification Number (EIN) and the three-digit pension plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan's year-end at December 25, 2016 and December 27, 2015. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

We make all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, our contribution represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued at the end of December 31, 2015. At the date we issue our financial statements, Forms 5500 were unavailable for the plan years ending after December 31, 2015.

We incurred expenses for multi-employer withdrawal liabilities of $2.0 million in 2016 and $6.1 million in 2015. Current liabilities on the Consolidated Balance Sheets include $3.3 million and $2.0 million at December 25, 2016, and December 27, 2015, respectively, and other noncurrent liabilities on the Consolidated Balance Sheets include $40.2 million and $41.5 million at December 25, 2016, and December 27, 2015, respectively, for such withdrawal liabilities.

Multi-employer Pension Plans
	EIN Number/	Zone Status Dec. 31,		FIP/RP Status Pending/Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Dates of CBAs
Pension Plan Name	Plan Number	2016	2015		2016	2015	2014
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$478	$411	$433	No	4/10/2019
GCIU—Employer Retirement Benefit Plan (a)	91-6024903/001	Red	Red	Implemented	30	43	71	No	4/30/2019
IAM National Pension Plan (a)	51-6031295/002	Green	Green	NA	278	352	403	NA	4/30/2019
Teamsters Pension Trust Fund of Philadelphia and Vicinity (a)	23-1511735/001	Yellow	Yellow	Implemented	1,473	1,452	1,298	NA	12/21/2017
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (a)	36-6052390/001	Green as of Jan. 31, 2016	Green as of Jan. 31, 2015	NA	86	99	153	NA	4/30/2019
Total					$2,345	$2,357	$2,358

(a)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

NOTE 9 — Postretirement benefits other than pension
We provide health care and life insurance benefits to certain retired employees who meet age and service requirements. Most of our retirees contribute to the cost of these benefits and retiree contributions are increased as actual benefit costs increase.

The cost of providing retiree health care and life insurance benefits is actuarially determined. Our policy is to fund benefits as claims and premiums are paid. We use a December 31 measurement date for these plans.

Postretirement benefit cost for health care and life insurance included the following components:

In thousands
	2016	2015	2014
Service cost – benefits earned during the period	$202	$301	$365
Interest cost on net benefit obligation	4,038	4,019	4,610
Amortization of prior service credit	(4,794)	(9,615)	(11,421)
Amortization of actuarial (gain) loss	415	1,426	718
Participant data corrections (a)	(350)	—	—
Net periodic postretirement benefit credit	$(489)	$(3,869)	$(5,728)

(a)	Refer to Note 1 — Basis of presentation for additional details regarding the impacts of the error in participant data identified.

The table below provides a reconciliation of benefit obligations and funded status of our postretirement benefit plans:

In thousands
	Dec. 25, 2016	Dec. 27, 2015
Change in benefit obligations
Net benefit obligations at beginning of year	$97,508	$103,528
Service cost	202	301
Interest cost	4,038	4,019
Plan participants' contributions	1,239	3,839
Plan amendments	502	—
Actuarial loss	1,193	3,898
Gross benefits paid	(10,505)	(13,935)
Federal subsidy on benefits paid	—	—
Transfer from separation	—	(4,142)
Acquisitions	8,255	—
Participant data corrections (a)	(2,771)	—
Net benefit obligations at end of year	$99,661	$97,508
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	9,266	10,096
Plan participants' contributions	1,239	3,839
Gross benefits paid	(10,505)	(13,935)
Fair value of plan assets at end of year	$—	$—
Benefit obligation at end of year	$99,661	$97,508
Amounts recognized in Consolidated Balance Sheets
Accrued benefit cost—current	$(9,527)	$(9,914)
Accrued benefit cost—noncurrent	$(90,134)	$(87,594)

(a)	Refer to Note 1 — Basis of presentation for additional details regarding the impacts of the error in participant data identified.

The following table summarizes the amounts recorded in "Accumulated other comprehensive loss" that are currently unrecognized as a component of net periodic postretirement benefit credit as of the dates presented (pre-tax):

In thousands
	Dec. 25, 2016	Dec. 27, 2015
Net actuarial losses	$(4,472)	$(12,611)
Prior service credit	22,711	29,515
Amounts in accumulated other comprehensive loss	$18,239	$16,904

The actuarial loss and prior service credit estimated to be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in 2017 are $0.6 million and $3.6 million, respectively.

Changes in plan assets and benefit obligations recognized in "Other comprehensive loss" consist of the following:

In thousands
2016
Current year actuarial loss	$1,193
Change in prior service cost	502
Amortization of actuarial loss	(415)
Amortization of prior service credit	4,794
Participant data corrections (a)	(7,409)
Total	$(1,335)

(a)	Refer to Note 1 — Basis of presentation for additional details regarding the impacts of the error in participant data identified.

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2016	2015	2014
Discount rate	4.27%	4.11%	4.50%
Health care cost trend rate assumed for next year	5.70%	6.18%	6.26%
Ultimate trend rate	4.77%	5.00%	5.00%
Year that ultimate trend rate is reached	2019	2018	2018

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	Dec. 27, 2016	Dec. 27, 2015
Discount rate	4.01%	4.35%
Health care cost trend rate assumed for next year	5.70%	6.18%
Ultimate trend rate	4.77%	5.00%
Year that ultimate trend rate is reached	2019	2018

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $0.7 million in the 2016 postretirement benefit obligation and no measurable change in the aggregate service and interest components of the 2016 expense.

Cash flows: We expect to make the following benefit payments, which reflect expected future service. The amounts below represent the benefit payments for our plans.

In thousands	Benefit Payments
2017	$9,527
2018	$9,173
2019	$8,664
2020	$7,988
2021	$7,459
2022-2026	$32,159

The amounts above exclude the participants' share of the benefit cost. Our policy is to fund benefits as claims, stipends and premiums are paid. We expect no subsidy benefits for 2017 and beyond.
NOTE 10 — Income taxes
The provision (benefit) for income taxes consists of the following:

In thousands
2016	Current	Deferred	Total
Federal	$(7,094)	$8,278	$1,184
State and other	(528)	262	(266)
Foreign	5,606	7,194	12,800
Total	$(2,016)	$15,734	$13,718

In thousands
2015	Current	Deferred	Total
Federal	$(5,383)	$36,489	$31,106
State and other	(560)	4,046	3,486
Foreign	6,447	6,845	13,292
Total	$504	$47,380	$47,884

In thousands
2014	Current	Deferred	Total
Federal	$39,740	$18,282	$58,022
State and other	(21,123)	27,731	6,608
Foreign	—	2,930	2,930
Total	$18,617	$48,943	$67,560

The components of net income before income taxes consist of the following:

In thousands
	2016	2015	2014
Domestic	$19,349	$128,316	$192,741
Foreign	47,079	65,659	85,524
Total	$66,428	$193,975	$278,265

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax	(3.8)	2.4	2.5
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(10.7)	(6.3)	(13.4)
Impact of rate change in foreign tax jurisdiction	1.6	1.9	—
Valuation allowance	3.5	—	4.4
Net of additional reserves and lapse of statutes of limitations	3.3	(1.1)	(0.9)
Impact of accounting method change	—	(3.4)	—
Domestic manufacturing deduction	—	(1.4)	(1.9)
Stock-based compensation (a)	(12.3)	—	—
Transaction costs	3.4	—	—
Other, net	0.7	(2.4)	(1.4)
Effective tax rate	20.7%	24.7%	24.3%

(a)
We adopted new accounting guidance related to employee stock-based compensation in the fourth quarter of 2016. The adoption reduced our full year combined income tax provision for federal, state, and foreign by $8.9 million and the tax rate by approximately 13.5%.

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amount of such adjustments for 2016 was $1.1 million compared to $3.8 million for 2015. The adjustments for both 2016 and 2015 were due to reductions in U.K. statutory tax rates. The amount of such adjustments for 2014 was not significant.

Deferred tax liabilities and assets were composed of the following at the end of 2016 and 2015:

In thousands
	Dec. 25, 2016	Dec. 27, 2015
Liabilities
Accelerated depreciation	$(152,551)	$(169,483)
Total deferred tax liabilities	(152,551)	(169,483)
Assets
Accrued compensation costs	29,670	38,296
Pension and postretirement benefits	302,565	256,418
Basis difference and amortization of intangibles	95,653	165,062
Federal tax benefits of uncertain state tax positions	7,015	7,506
Partnership investments including impairments	21,670	13,107
Loss carryforwards	55,335	34,312
Other	53,789	38,666
Total deferred tax assets	565,697	553,367
Valuation allowance	(194,914)	(181,893)
Total net deferred tax assets (liabilities)	$218,232	$201,991

Noncurrent deferred tax assets	$218,232	$201,991

Basis differences relating to all partnership items are reflected in the partnership line item.

The deferred tax assets and liabilities previously transferred from our former parent were adjusted as of December 25, 2016 due to the annual procedure to true-up the 2015 tax provision estimates to the actual 2015 corporate income tax return filed during the third quarter of 2016. These changes in estimates primarily relate to the deferred tax liability associated with depreciable assets and other 2015 tax provision to tax return adjustments impacting the previously estimated deferred taxes. The total impact was an increase to deferred tax assets and additional paid-in capital of approximately $31.0 million.

As of December 25, 2016, we had approximately $7.8 million of foreign tax credits, $5.4 million of state credits, $263.9 million of apportioned state net operating loss carryforwards, $159.2 million of foreign net operating loss carry forwards, and $29.1 million of foreign capital loss carryforwards. The foreign tax credits, the state tax credits, and the state net operating loss carryovers expire in various amounts beginning in 2017 through 2035. The countries where we have foreign net operating loss carryovers allow for these losses to be carried forward indefinitely except for Japan and the Netherlands. Net operating loss carryovers in Japan and the Netherlands expire in various amounts beginning in 2020 through 2025. Our foreign capital losses can be carried forward indefinitely.

Included in total deferred tax assets are valuation allowances of approximately $194.9 million in 2016 and $181.9 million in 2015, primarily related to unamortizable intangible assets, foreign tax credits, and foreign losses available for carry forward to future years. The increase in the valuation allowance from 2015 to 2016 is related to ReachLocal foreign losses. The valuation allowance is based on an analysis of future sources of taxable income and other sources of positive and negative evidence and whether it is more likely than not that the foreign credits and losses will not be utilized before their expiration. The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended December 25, 2016:

In thousands
Balance at Beginning of Period	Additions/(Reductions) Charged to Expenses	Additions/(Reductions) for Acquisitions/Dispositions	Other (Deductions from)/Additions to Reserves	Foreign Currency Translation	Balance at End of Period
$181,893	$(4,786)	$27,251	$(3,394)	$(6,050)	$194,914

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

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands
	Dec. 25, 2016	Dec. 27, 2015	Dec. 28, 2014
Change in unrecognized tax benefits
Balance at beginning of year	$17,032	$10,919	$13,875
Additions based on tax positions related to the current year	125	2,021	1,768
Additions for tax positions of prior years	9,416	6,713	545
Reductions for tax positions of prior years	(792)	—	(2,398)
Settlements	—	—	(36)
Reductions due to lapse of statutes of limitations	(1,891)	(2,621)	(2,835)
Balance at end of year	$23,890	$17,032	$10,919

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $17.3 million as of December 25, 2016, $11.3 million as of December 27, 2015, and $7.5 million as of December 28, 2014. Additions for tax positions of prior years include $4.3 million of liabilities related to research and development credits which are recorded as a reduction to deferred tax assets. Remaining amounts are recorded as an income tax liability and include the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized income from interest and the release of penalty reserves of $0.6 million in 2016, $0.6 million in 2015, and $1.2 million in 2014. The amount of accrued interest and payables related to unrecognized tax benefits was $3.8 million as of December 25, 2016, $3.4 million as of December 27, 2015, and $1.1 million as of December 28, 2014.

We file income tax returns in the U.S. various state and foreign jurisdictions. The tax years 2013 through 2015 remain subject to examination by the IRS. The tax years 2013 through 2015 generally remain subject to examination by state authorities, and the tax years 2011 through 2015 are subject to examination by U.K. tax authorities.

It is reasonably possible the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $2.2 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

In connection with the spin-off, we entered into a tax matters agreement with our former parent which states each company's rights and responsibilities with respect to payment of taxes, tax return filings, and control of tax examinations. We are generally responsible for taxes allocable to periods (or portions of periods) beginning after the spin-off. Although any changes with regard to additional income tax liabilities which relate to periods prior to the spin-off may impact our effective tax rate in the future, we may be entitled to seek indemnification for these items from our former parent under the tax matters agreement.
NOTE 11 — Supplemental equity information
Capital stock and earnings per share

On June 29, 2015, our former parent distributed 98.5% of our total shares and retained the remaining 1.5%. The total shares outstanding at that date was approximately 115 million. The total number of shares outstanding at that date was used for the calculation of both basic and diluted earnings per share for years prior to 2015.

Our earnings per share (basic and diluted) for each fiscal year is presented below:

In thousands, except per share amounts	2016	2015	2014
Net income (a)	$52,710	$146,091	$210,705
Weighted average number of common shares outstanding (basic)	116,018	115,165	114,959
Effect of dilutive securities
Restricted stock units (RSUs)	1,475	728	—
Performance shares (PSUs)	881	582	—
Stock options	251	220	—
Weighted average number of common shares outstanding (diluted) (a)	118,625	116,695	114,959
Earnings per share (basic) (a)	$0.45	$1.27	$1.83
Earnings per share (diluted) (a)	$0.44	$1.25	$1.83

(a)
In 2016, we adopted new guidance around improvements to share-based payment accounting. See Note 16 — Quarterly statements of income (unaudited) for further details on the impacts of this guidance on our fiscal year 2016 net income, number of shares outstanding, and earnings per share amounts.

The diluted earnings per share amounts exclude the effects of approximately 0.4 million and 0.1 million RSUs outstanding for 2016 and 2015, respectively, as their inclusion would be antidilutive.

Share repurchase program

In July 2015, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on share price and other corporate liquidity requirements. As of December 25, 2016, approximately 3.8 million shares have been repurchased under this program at a total cost of $32.7 million.

Equity-based awards

We established the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan (the Plan) for the purpose of granting equity-based and cash-based awards to Gannett employees and directors. The Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units (RSUs), performance shares, performance units, and cash-based awards. Awards may be granted to our employees and members of the

Board of Directors. The Executive Compensation Committee of the Board of Directors administers the plan and initially reserved 11.0 million shares of our common stock for issuance. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited. We currently issue stock-based compensation to employees in the form of performance shares and RSUs. We currently issue stock-based compensation to members of our Board of Directors in the form of RSUs. Award grants to our employees are generally made on January 1 and grants to members of our Board of Directors generally will be made in connection with the date of our annual meetings or commencement of service for a new member.

Prior to the spin-off, Gannett employees were eligible to participate in our former parent's 2001 Omnibus Incentive Compensation Plan (the former parent plan). In connection with the spin-off, 4.4 million former parent options, 8.3 million former parent RSUs and 3.0 million former parent performance shares were converted to 1.1 million Gannett options, 3.0 million Gannett RSUs and 1.0 million Gannett performance shares, respectively, with terms that were substantially similar to the terms of the awards under the former parent plan. These awards were modified under the mandatory anti-dilution provision of the grants and an incremental cost of $3.1 million will be recorded over the remaining vesting periods of these awards.

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

Determining fair value of performance shares

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

Risk-free interest rate – The risk-free interest rate is based on the yield to maturity at the time of the award grant on zero-coupon U.S. government bonds having a remaining life equal to the award's expected term.

Estimated forfeitures – When estimating forfeitures, voluntary termination behavior as well as analysis of actual forfeitures was considered.

The following assumptions were used to estimate the fair value of performance share awards that were granted:

	2016	2015	2014
Expected term	3 yrs.	3 yrs.	3 yrs.
Expected volatility	42.20%	32.00%	39.32%
Risk-free interest rate	1.31%	1.10%	0.78%
Expected dividend yield	3.93%	2.51%	2.70%

Determining fair value of restricted stock units

For RSUs, the grant-date fair value is calculated at the share price on the date of grant less the present value of estimated dividends which will be granted during the vesting period.

Stock-based compensation expense

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

The following table shows the stock-based compensation related amounts recognized in the Consolidated and Combined Statements of Income for equity awards:

In thousands
	2016	2015	2014
Restricted stock and RSUs	$12,889	$12,235	$9,150
Performance shares	7,687	9,478	7,333
Stock options	—	29	616
Total stock-based compensation	$20,576	$21,742	$17,099

Restricted stock and RSUs

As of December 25, 2016 there was $23.4 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.4 years. As of December 27, 2015, there was $20.2 million of unrecognized compensation cost related to non-vested restricted stock and RSUs with a weighted average period remaining of 2.4 years.

A summary of restricted stock and RSU awards is presented below for the period after the date of separation from our former parent:

	Shares	Weighted Average Fair Value
Outstanding and unvested at June 29, 2015	2,885,994	$10.86
Granted	203,061	11.31
Settled	(136,658)	10.35
Canceled	(174,190)	10.98
Outstanding and unvested at Dec. 27, 2015	2,778,207	$10.91
Granted	1,483,127	13.36
Settled	(1,066,056)	10.06
Canceled	(376,442)	11.81
Outstanding and unvested at Dec. 25, 2016	2,818,836	$12.40

Performance Shares: As of December 25, 2016, there was $4.9 million of unrecognized compensation cost related to non-vested Performance Shares. This amount will be adjusted for future changes in estimated forfeitures and recognized over a weighted average period of 1.7 years. As of December 27, 2015, there was $4.6 million of unrecognized compensation cost related to non-vested Performance Shares with a weighted average period remaining of 1.7 years.

A summary of the performance shares awards is presented below for the period after the date of separation from our former parent:

	Target Number of Shares	Weighted Average Fair Value
Outstanding and unvested at June 29, 2015	926,138	$15.48
Vested	(31,158)	15.51
Canceled	(101,306)	15.21
Outstanding and unvested at Dec. 27, 2015	793,674	$15.52
Granted	373,658	19.30
Vested	(265,110)	13.83
Canceled	(128,075)	16.34
Outstanding and unvested at Dec. 25, 2016	774,147	$17.82

Stock Options: As of December 25, 2016 and December 27, 2015, all stock options were fully vested. Options were exercised with an intrinsic value of approximately $0.9 million and $4.7 million in 2016 and 2015, respectively.

A summary of our stock option awards is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 29, 2015	1,078,289	$6.80	2.5	$7,901,831
Exercised	(662,304)	7.53
Canceled	(4,102)	12.61
Outstanding and exercisable at Dec. 27, 2015	411,883	$5.58	2.6	$4,378,900
Exercised	(102,842)	5.46
Canceled	(18,774)	9.40
Outstanding and exercisable at Dec. 25, 2016	290,267	$5.37	1.9	$1,304,798

Accumulated other comprehensive loss

The elements of our "Accumulated other comprehensive loss" consisted of pension, retiree medical and life insurance liabilities and foreign currency translation. The following tables summarize the components of, and changes in, "Accumulated other comprehensive loss," net of tax:

In thousands
2016	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,058,234)	$384,810	$(673,424)
Other comprehensive loss before reclassifications	(166,253)	(84,526)	(250,779)
Amounts reclassified from accumulated other comprehensive loss	41,291	—	41,291
Balance at end of year	$(1,183,196)	$300,284	$(882,912)

In thousands
2015	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,082,312)	$404,200	$(678,112)
Other comprehensive loss before reclassifications	(12,010)	(19,390)	(31,400)
Amounts reclassified from accumulated other comprehensive loss	36,088	—	36,088
Balance at end of year	$(1,058,234)	$384,810	$(673,424)

In thousands
2014	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(873,595)	$431,614	$(441,981)
Other comprehensive income before reclassifications	(232,740)	(27,414)	(260,154)
Amounts reclassified from accumulated other comprehensive loss	24,023	—	24,023
Balance at end of year	$(1,082,312)	$404,200	$(678,112)

"Accumulated other comprehensive loss" components are included in the computation of net periodic postretirement costs (see Note 8 — Retirement plans and Note 9 — Postretirement benefits other than pension for more detail). Reclassifications out of "Accumulated other comprehensive loss" related to these postretirement plans include the following:

In thousands
	2016	2015
Amortization of prior service credit	$1,883	$(2,722)
Amortization of actuarial loss	62,155	58,148
Total reclassifications, before tax	64,038	55,426
Income tax effect	(22,747)	(19,338)
Total reclassifications, net of tax	$41,291	$36,088
NOTE 12 — Commitments, contingencies and other matters
Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all of the claims raised. The settlements are reflected, net of insurance recoveries, in our financial statements as of December 25, 2016 and were not material to our results of operations, financial position, or cash flows.

Environmental contingency: In 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. EPA that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, AL. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. The U.S. EPA has approved the work plan for the investigation and remediation and has transferred responsibility for oversight of this work to the Alabama Department of Environmental Management. The investigation and remediation are underway. In 2015, the Advertiser and other members of the Downtown Environmental Alliance also reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The Advertiser's final costs cannot be determined until the cleanup work is completed and contributions from other PRPs are finalized.

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

Leases: Future minimum lease commitments for non-cancellable operating leases (primarily real-estate) are as follows:

In thousands
2017	$53,071
2018	51,313
2019	45,855
2020	40,401
2021	37,615
Later years	166,996
Total	$395,251

Expected future sublease income on these lease commitments are expected to be approximately $8.2 million. Total rent expense was $48.7 million in 2016, $39.7 million in 2015, and $34.1 million in 2014.

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

Purchase obligations: We have future expected purchase obligations of $751.7 million related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 25, 2016, are reflected in the Consolidated Balance Sheets as "Accounts payable and accrued liabilities," and are excluded from the amount referred to above.

Self-insurance: We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage (subject to a cap above which third party insurance was in place). The liabilities are established on an actuarial basis with the advice of consulting actuaries and totaled $71.5 million as of December 25, 2016 and $75.5 million as of December 27, 2015.

Other matters: In 2014, we shut down one of our businesses and incurred $21.0 million of shutdown costs associated with future contractual promotional payments. These costs were recorded on our Consolidated Balance Sheet and approximately $0.4 million remain as of December 25, 2016. The majority of the costs will be paid in 2017. These costs are also included in "Selling, general and administrative expenses, exclusive of depreciation" in the Consolidated and Combined Statements of Income.

NOTE 13 — Fair value measurement
Fair value measurement

We measure and record certain assets and liabilities at fair value in the accompanying consolidated and combined financial statements. Guidance surrounding the valuation of assets and liabilities establishes a hierarchy for those instruments measured at fair value. This hierarchy distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs) and consists of three levels:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.

As of December 25, 2016 and December 27, 2015, assets and liabilities held at fair value and measured on a recurring basis primarily consist of pension plan assets and our revolving credit facility. The carrying value of our revolving credit facility approximates the fair value and is classified as Level 3.

As permitted by U.S. generally accepted accounting principles, the plans use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy. The amounts presented in the table below are intended to permit reconciliation to the amounts presented in the Consolidated Balance Sheets.

The following tables set forth, by level within the fair value hierarchy, the fair values of our pension plans assets relating to the GRP, the Newsquest Plans and the Newspaper Guild of Detroit Pension Plan:

Pension Plan Assets/Liabilities
In thousands
Fair value measurement as of Dec. 25, 2016(a)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$42,439	$4,499	$—	$46,938
Corporate stock - Gannett Co., Inc.	6,031	—	—	6,031
Corporate stock - other	577,120	—	—	577,120
Real estate	—	—	83,522	83,522
Interest in common/collective trusts:
Equities	—	235,384	—	235,384
Fixed income	—	253,959	—	253,959
Interest in reg. invest. companies	102,412	—	—	102,412
Partnership/joint venture interests	—	—	75,967	75,967
Hedge funds	—	—	173,937	173,937
Derivative contracts	—	2	33	35
Total assets at fair value excluding those measured at net asset value	$728,002	$493,844	$333,459	$1,555,305
Instruments measured at net asset value using the practical expedient:
Real estate funds				15,730
Interest in common/collective trusts:
Equities				204,822
Fixed income				515,313
Interest in reg. invest. companies				32,066
Partnership/joint venture interests				4,821
Hedge funds				85,456
Total assets at fair value				$2,413,513
Liabilities:
Derivative liabilities	$—	$(498)	$(2,008)	$(2,506)
Total liabilities at fair value	$—	$(498)	$(2,008)	$(2,506)

(a)	We use a Dec. 31 measurement date for our retirement plans.

In thousands
Fair value measurement as of Dec. 27, 2015(a)
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$14,938	$4,916	$—	$19,854
Fixed income:
Corporate bonds	—	1,275	—	1,275
Corporate stock - Gannett Co., Inc.	10,118	—	—	10,118
Corporate stock - other	759,479	—	—	759,479
Real estate	—	—	103,746	103,746
Interest in common/collective trusts:
Equities(b)	—	267,667	—	267,667
Fixed income	—	111,724	—	111,724
Interest in reg. invest. companies	100,711	—	—	100,711
Partnership/joint venture interests	—	—	99,449	99,449
Hedge funds	—	—	168,209	168,209
Derivative contracts	—	117	40	157
Total assets at fair value excluding those measured at net asset value	$885,246	$385,699	$371,444	$1,642,389
Instruments measured at net asset value using the practical expedient:
Real estate funds				22,303
Interest in common/collective trusts:
Equities				281,492
Fixed income				381,937
Interest in reg. invest. companies				38,082
Partnership/joint venture interests				32,217
Hedge funds				162,830
Total assets at fair value				$2,561,250
Liabilities:
Derivative liabilities	$—	$(615)	$(2,008)	$(2,623)
Total liabilities at fair value	$—	$(615)	$(2,008)	$(2,623)

(a)	We use a Dec. 31 measurement date for our retirement plans.

Items included in "Cash and other" in the table above primarily consist of amounts categorized as cash and cash equivalents and pending purchases and sales of securities.

Valuation methodologies used for assets and liabilities measured at fair value are as follows:

•
Other government and corporate bonds are mainly valued based on institutional bid evaluations using proprietary models, using discounted cash flow models or models that derive prices based on similar securities.

•	Corporate stock is valued primarily at the closing price reported on the active market on which the individual securities are traded.

•
Investments in direct real estate have been valued by an independent qualified valuation professional in the U.K. using a valuation approach that capitalizes any current or future income streams at an appropriate multiplier. Investments in real estate funds are mainly valued utilizing the net asset valuations provided by the underlying private investment companies or through proprietary models with varying degrees of complexity.

•
Interests in common/collective trusts and interests in 103-12 investments are primarily equity and fixed income investments valued either through the use of a net asset value as provided monthly by the fund family or fund company or through proprietary models with varying degrees of complexity. Shares in the common/collective trusts are generally redeemable upon request.

•
Interests in registered investment companies are primarily valued using the published net asset values as quoted through publicly available pricing sources or through proprietary models with varying degrees of complexity. Additionally, the interests are redeemable on request.

•
Investments in partnerships and joint venture interests classified in Level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. There are $10.4 million in unfunded commitments related to partnership/joint venture interests. One of the Plan's investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager.

•
Investments in hedge funds consist of investments that were formed to invest in mortgage and trading opportunities and are valued at the net asset value as reported by the fund managers. Additionally, there is an investment that that consists of a fund of hedge funds whose strategy is to produce a return uncorrelated with market movements. This fund is classified as a Level 3 because its valuation is derived from unobservable inputs and a proprietary assessment of the underlying investments. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to potential 5% holdback.

•
Derivatives primarily consist of forward and swap contracts. Forward contracts are valued at the spot rate, plus or minus forward points between the valuation date and maturity date. Swaps are valued at the mid-evaluation price using discounted cash flow models. Items in Level 3 are valued based on the market values of other securities for which they represent a synthetic combination.

We review appraised valued, audited financial statements and additional information to evaluate fair value estimates from our investment managers or fund administrator. The following tables set forth a summary of changes in the fair value of our pension plan assets and liabilities that are categorized as Level 3:

Pension Plan Assets/Liabilities
In thousands
For the year ended Dec. 25, 2016
		Actual Return on Plan Assets
	Balance at Beginning of Year	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Transfers In and/or Out of Level 3 (a)	Balance at End of Year
Assets:
Real estate	$103,746	$(19,027)	$—	$1,697	$(2,894)	$—	$—	$83,522
Partnership/joint venture interests	99,449	(9,075)	—	4,257	—	(18,664)	—	75,967
Hedge funds	168,209	5,728	—	—	—	—	—	173,937
Derivative contracts	40	(7)	—	—	—	—	—	33
Total	$371,444	$(22,381)	$—	$5,954	$(2,894)	$(18,664)	$—	$333,459
Liabilities:
Derivative liabilities	$(2,008)	$—	$—	$—	$—	$—	$—	$(2,008)

(a)	Our policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

In thousands
For the year ended Dec. 27, 2015
		Actual Return on Plan Assets
	Balance at Beginning of Year	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Transfer from parent	Transfers In and/or Out of Level 3(a)	Balance at End of Year
Assets:
Fixed income:
Mortgage backed securities	$95	$—	$—	$—	$(95)	$—	$—	$—	$—
Corporate bonds	382	(8)	—	—	—	(374)	—	—	—
Real estate	94,902	3,626	—	5,218	—	—	—	—	103,746
Partnership/joint venture interests	136,501	(10,184)	—	5,858	—	(20,128)	(12,598)	—	99,449
Hedge funds	176,704	5,896	—	—	—	—	(14,391)	—	168,209
Derivative contracts	124	(84)	—	—	—	—	—	—	40
Total	$408,708	$(754)	$—	$11,076	$(95)	$(20,502)	$(26,989)	$—	$371,444
Liabilities:
Derivative liabilities	$(2,008)	$—	$—	$—	$—	$—	$—	$—	$(2,008)

(a)	Our policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

There were $2.5 million in transfers between Levels 1 and 2 for the year ended December 25, 2016. No such transfers occurred in fiscal year 2015.

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

The following table summarize the non-financial assets measured at fair value on nonrecurring basis in the accompanying Consolidated Balance Sheet:

Non-Financial Assets
In thousands
	Level 1	Level 2	Level 3	Total
Fair value measurement as of Dec. 25, 2016
Asset held for sale	$—	$—	$4,522	$4,522
Fair value measurement as of Dec. 27, 2015
Asset held for sale	$—	$—	$12,288	$12,288

NOTE 14 — Segment reporting

We define our reportable segments based on the way the chief operating decision maker (CODM), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. In the third quarter of 2016, we reorganized our reportable segments as a result of the ReachLocal acquisition to include the following:

•
Publishing, which consists of our portfolio of regional, national, and international newspaper publishers. The results of this segment include retail, classified, and national advertising revenues, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, and single copy sales, and other revenues from commercial printing and distribution arrangements.

•
ReachLocal, which consists exclusively of our ReachLocal digital marketing solutions subsidiary. The results of this segment include advertising revenues from our search and display services as well as and other revenues related to web presence and software solutions provided by ReachLocal.

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

The following presents our segment information by year:

In thousands	Publishing	ReachLocal	Corporate and Other	Consolidated
2016
Advertising	$1,603,515	$100,280	$—	$1,703,795
Circulation	1,133,676	—	—	1,133,676
Other	195,904	9,864	4,235	210,003
Total revenues	$2,933,095	$110,144	$4,235	$3,047,474
Adjusted EBITDA	$449,769	$(5,852)	$(94,304)	$349,613
2015
Advertising	$1,611,445	$—	$—	$1,611,445
Circulation	1,060,118	—	—	1,060,118
Other	209,655	—	3,794	213,449
Total revenues	$2,881,218	$—	$3,794	$2,885,012
Adjusted EBITDA	$468,999	$—	$(77,484)	$391,515
2014
Advertising	$1,840,067	$—	$—	$1,840,067
Circulation	1,109,729	—	—	1,109,729
Other	222,082	—	—	222,082
Total revenues	$3,171,878	$—	$—	$3,171,878
Adjusted EBITDA	$498,260	$—	$(26,049)	$472,211

The following table presents our reconciliation of Adjusted EBITDA to net income:

In thousands	2016	2015	2014
Net income (GAAP basis)	$52,710	$146,091	$210,705
Provision for income taxes	13,718	47,884	67,560
Equity income in unconsolidated investees, net	(1,519)	(11,981)	(15,857)
Interest expense	12,791	4,562	576
Other non-operating items, net	1,388	(17,125)	(653)
Operating income (GAAP basis)	79,088	169,431	262,331
Early retirement program	837	42,081	—
Severance-related charges	42,689	30,185	19,797
Acquisition-related expenses	32,683	—	—
Facility consolidation and asset impairment charges	58,171	34,278	35,216
Other items	3,181	7,988	43,804
Depreciation	118,092	95,916	97,178
Amortization	14,872	11,636	13,885
Adjusted EBITDA (non-GAAP basis)	$349,613	$391,515	$472,211

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, interest expense, other non-operating items, net, and provision for income taxes, as reported in the consolidated and combined financial statements, are not part of operating income and are primarily recorded at the corporate level.
NOTE 15 — Relationship with our former parent
Relationship with our former parent subsequent to the spin-off
Transition services agreement: In connection with the spin-off, we entered into a transition services agreement with our former parent, pursuant to which we and our former parent will provide to each other certain specified services on a transitional basis, including various information technology, financial, and administrative services. The charges for the transition services generally are expected to allow the providing entity to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the service plus, in some cases, the allocated indirect costs of providing the services, generally without profit. The transition services agreement will terminate on the expiration of the term of the last service provided under it, not later than 24 months following the distribution date. Subsequent to separation, we provided certain IT, payroll and other services to our former parent in the amount of $6.3 million in 2016 and $5.9 million in 2015. Our former parent provided certain services to us in the amount of $5.7 million in 2016 and $3.7 million in 2015.
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

Intercompany transactions: For periods prior to the spin-off, all significant intercompany transactions between either (i) us and our former parent or (ii) us and our former parent's affiliates have been included within the combined financial statements and are considered to be effectively settled through equity contributions or distributions at the time the transactions were recorded.

Equity: Prior to the spin-off, the Combined Statements of Equity includes the accumulated balance of transactions between us and our former parent, our paid-in-capital and our former parent's interest in our cumulative retained earnings, which are presented within "Former parent's investment, net" and combined with "Accumulated other comprehensive loss" as the two components of equity. The amounts comprising the accumulated balance of transactions between us, our former parent and its affiliates include (i) the cumulative net assets attributed to us by our former parent and its affiliates, (ii) the cumulative net advances to former parent representing our cumulative funds swept (net of funding provided by our former parent and its affiliates to us) as part of the centralized cash management program described further below and (iii) the cumulative charges (net of credits) allocated by our former parent and its affiliates to us for certain support services received by us.

Centralized cash management: Prior to the spin-off, our former parent utilized a centralized approach to cash management and the financing of its operations, providing funds to its entities as needed. These transactions were recorded in "Former parent's investment, net" when advanced and were reflected in the Combined Statement of Cash Flows. Accordingly, none of our former parent's cash and cash equivalents were assigned to us in the combined financial statements. Cash and cash equivalents prior to the spin-off represent cash held by us.

Support services provided and other amounts with our former parent and former parent's affiliates: Prior to the spin-off, we received allocated charges from our former parent and its affiliates for certain corporate support services, which are recorded within "Selling, general and administrative expense" in our Combined Statements of Income, net of cost recoveries, reflecting services provided by us and allocated to our former parent. Management believes the bases used for the allocations are reasonable and reflect the portion of such costs, net of cost recoveries, attributable to our operations; however, the amounts may not be representative of the costs necessary for us to operate as a separate stand-alone company.

Pension and other post retirement employee benefit plans with our former parent and former parent's affiliates: A number of our current and former employees also participated in pension plans and postretirement benefit plans sponsored by our former parent. Retirement benefits obligations, health care and life insurance benefits pursuant to the former parent-sponsored retirement and postretirement plans related to our current and former employees were transferred to us at the separation date and, accordingly, were allocated to us in our consolidated and combined financial statements for all periods prior to the spin-off. This allocation was done by estimating the projected benefit obligation of participants for which the liability was transferred to us at the separation. Subsequent to the spin-off, no further costs were allocated to us.

These allocated costs, net of cost recoveries, are summarized in the following table:

In thousands
	2015(a)	2014
Corporate allocations (b)	$25,832	$60,628
Occupancy (c)	2,884	5,642
Depreciation (d)	4,067	7,960
Other support costs (e)	6,249	15,743
Cost recoveries (f)	(6,055)	(9,501)
Total	$32,977	$80,472

(a)	Costs were allocated from our former parent to us up to the spin-off date. No costs were allocated to us by our former parent after the spin-off.

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

(d)
Depreciation expense was allocated by former parent and its affiliates for assets primarily relate to facilities and IT equipment that are utilized by former parent and us to operate our businesses. Depreciation expense was allocated primarily based on our revenue as a percentage of total former parent revenue or our utilization of these assets.

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

(f)
Cost recoveries reflect costs recovered from our former parent and our former parent's affiliates for functions provided by us such as functions that serve our former parent's digital and broadcasting platforms for content optimization and financial transaction processing at shared service centers. Such costs were primarily allocated based on our revenue as a percentage of total former parent revenue or based upon transactional volume in each fiscal year.

NOTE 16 — Quarterly statements of income (unaudited)

Selected unaudited financial data for each quarter of the last two fiscal years is presented as follows:

In thousands, except per share amounts
Fiscal year ended Dec. 25, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$659,368	$748,791	$772,321	$866,994	$3,047,474
Operating income	$47,459	$24,033	$(28,590)	$36,186	$79,088
Net income (a)	$39,596	$12,481	$(23,961)	$24,594	$52,710
Per share computations
Net income per share—basic (a)	$0.34	$0.11	$(0.21)	$0.21	$0.45
Net income per share—diluted (a)	$0.33	$0.10	$(0.21)	$0.21	$0.44
Dividends per share	$0.16	$0.16	$0.16	$0.16	$0.64
Weighted average number of shares outstanding
Basic	116,311	116,516	116,556	114,688	116,018
Diluted	119,059	119,377	116,556	117,053	118,625

(a)
In fiscal year 2016, we elected to early adopt guidance around improvements to share-based payment accounting. This guidance amends the calculation of earnings per share by requiring entities to exclude from assumed proceeds excess tax benefits and tax deficiencies that previously would have been recorded in additional paid-in capital. Such benefits and deficiencies are now captured as part of the calculation of the provision for income taxes. For entities who elect to early adopt, the standard requires the reflection of any adjustments to earnings per share be shown as of the beginning of the fiscal year of adoption. As a result, to capture the effect of adopting the standard, we have retrospectively adjusted our net income for Quarter 1 by $8.3 million, Quarter 2 by $0.2 million, and Quarter 3 2016 by $0.3 million. Additionally, we adjusted our diluted weighted average number of shares outstanding for Quarter 1 by approximately 403 and Quarter 2 by 422. Our Quarter 3 diluted weighted average number of shares was unchanged due to the reporting of a net loss for the quarter.

In thousands, except per share amounts
Fiscal year ended Dec. 27, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$717,360	$727,072	$701,236	$739,344	$2,885,012
Operating income	$29,811	$48,994	$52,113	$38,513	$169,431
Net income	$33,247	$53,327	$39,166	$20,351	$146,091
Per share computations
Net income per share—basic	$0.29	$0.46	$0.34	$0.18	$1.27
Net income per share—diluted	$0.29	$0.46	$0.33	$0.17	$1.25
Dividends per share	$—	$—	$0.16	$0.16	$0.32
Weighted average number of shares outstanding
Basic	114,959	114,959	115,186	115,555	115,165
Diluted	114,959	114,959	118,168	118,694	116,695
NOTE 17 — Subsequent events

On February 22, 2017, the Board of Directors declared a dividend of $0.16 per share, payable on March 24, 2017, to shareholders of record as of the close of business March 10, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2016.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Journal Media Group, North Jersey Media Group, and ReachLocal which are included in the 2016 consolidated financial statements of Gannett Co., Inc. In April, July, and August, 2016, we completed our acquisitions of Journal Media Group, North Jersey Media Group, and ReachLocal, respectively. In connection with these acquisitions, we began consolidating results of these entities, which represented approximately 18% of our total assets at December 25, 2016, and 15% of total revenue for the year ended December 25, 2016. Due to the timing of these acquisitions and as permitted by SEC guidance, management excluded Journal Media Group, North Jersey Media Group, and ReachLocal from its December 25, 2016 assessment of internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 25, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 25, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Gannett Co., Inc.:

We have audited Gannett Co., Inc.'s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gannett Co., Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Journal Media Group, North Jersey Media Group and ReachLocal, which are included in the 2016 consolidated and combined financial statements of Gannett Co., Inc. and constituted 18% of total assets as of December 25, 2016 and 15% of revenues for the year then ended. Our audit of internal control over financial reporting of Gannett Co., Inc. also did not include an evaluation of the internal control over financial reporting of Journal Media Group, North Jersey Media Group and ReachLocal.

In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gannett Co., Inc. as of December 25, 2016 and December 27, 2015, and the related consolidated and combined statements of income, comprehensive income (loss), equity and cash flows for each of the three fiscal years in the period ended December 25, 2016 and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 22, 2017

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information captioned "The Nominees," "Audit Committee," and "Nominating and Public Responsibility Committee" under the heading "PROPOSAL 1 –ELECTION OF DIRECTORS" and the information under the headings "ETHICS POLICY" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our 2017 proxy statement is incorporated herein by reference.

The following sets forth information regarding our executive officers as of the date of this Form 10-K.

Daniel Bernard
Senior Vice President and Chief Product Officer (December 2015-present). Formerly: Head of Product of Time, Inc. (2013-2015); Chief Product Officer of The Wall Street Journal Digital Network (2008-2013). Age 48.
Robert J. Dickey
President and Chief Executive Officer (June 2015-present). Formerly, prior to the separation: President, U.S. Community Publishing (February 2008-2015); Senior Group President, Gannett's Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008). Age 59.
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer (June 2015-present). Formerly: Senior Vice President, Chief Financial Officer and Treasurer of A.H. Belo Corporation (2008-2014). Age 46.
David Harmon
Chief People Officer (July 2015-present). Formerly: Deputy Director and Chief Human Capital Officer of Federal Reserve Board (2012-2015); and Executive Vice President, Human Resources of AOL Inc. (2007-2011). Age 49.
Jamshid Khazenie
Chief Technology Officer (July 2015-present). Formerly, prior to the separation: Vice President, Digital Technology and Operations (2014-2015); Vice President, Digital Media Technologies of Turner Broadcasting Systems (2011-2014). Age 54.
Joanne Lipman
Senior Vice President and Chief Content Officer (December 2015-present). Formerly: Principal of Surrey Lane Media (2010-2015); Founding Editor-in-Chief of Conde Nast Portfolio Magazine (2005-2009); Deputy Managing Editor of The Wall Street Journal (1983-2005). Age 55.
Sharon Rowlands
Chief Executive Officer of ReachLocal (April 2014-present). Formerly: Chief Executive Officer of Altegrity (2011-2014); Chief Executive Officer of Penton Media (2008-2011); Chief Executive Officer and President of Thomson Financial (2005-2008). Age 58.
Maribel Perez Wadsworth
Senior Vice President and Chief Transformation Officer (June 2015-present). Formerly, prior to the separation: Vice President, Strategic Initiatives, U.S. Community Publishing (2014-2015); Vice President, Audience Development and Engagement, U.S. Community Publishing (2012-2014). Age 44.
Henry Faure Walker
Chief Executive Officer of Newsquest Media Group (April 2014-present). Formerly: Digital Director of Johnston Press plc (2010-2014); General Manager of Scotsman Publications Ltd. (2006-2010). Age 44.
Barbara Wall
Senior Vice President and Chief Legal Officer (June 2015-present). Formerly, prior to the separation: Vice President, Senior Associate General Counsel and Chief Ethics Officer (2009-2015). Age 62.
Andy Yost
Chief Marketing Officer (June 2015-present). Formerly, prior to the separation: Senior Vice President, Consumer Marketing (2014-2015); Senior Vice President, Marketing and Customer Relationship Management of Viacom Media Networks (2010-2014). Age 51.
John Zidich
President of Domestic Publishing (June 2015-present). Formerly, prior to the separation: Chief Executive of Republic Media and Publisher of The Arizona Republic (2010-2015); President and Publisher of Reno (Nev.) Gazette-Journal (2000-2001). Age 62.

ITEM 11. EXECUTIVE COMPENSATION
The information under the headings "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION," "OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RELATED TRANSACTIONS" in our 2017 proxy statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information captioned "EQUITY COMPENSATION PLAN INFORMATION" and "SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS" in our 2017 proxy statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information captioned "Director Independence" under the heading "PROPOSAL 1 – ELECTION OF DIRECTORS" and the information under the heading "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RELATED TRANSACTIONS" in our 2017 proxy statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading "PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in our 2017 proxy statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 48.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated and combined financial statements or related notes.
(3)Exhibits.
See Exhibit Index on pages 98-100 for list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisks on the Exhibit Index.
ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 22, 2017	GANNETT CO., INC. (Registrant)

	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief
Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 22, 2017	/s/ Robert J. Dickey
Robert J. Dickey
President and Chief Executive
Officer (principal executive officer)
Dated: February 22, 2017	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief
Financial Officer and Treasurer (principal financial officer)
Dated: February 22, 2017	/s/ Lori C. Locke
Lori C. Locke
Vice President and Controller
(principal accounting officer)

Dated: February 22, 2017	/s/ John E. Cody
John E. Cody, Director
Dated: February 22, 2017	/s/ Stephen W. Coll
Stephen W. Coll, Director
Dated: February 22, 2017	/s/ Robert J. Dickey
Robert J. Dickey, Director
Dated: February 22, 2017	/s/ Donald E. Felsinger
Donald E. Felsinger, Director
Dated: February 22, 2017	/s/ Lila Ibrahim
Lila Ibrahim, Director
Dated: February 22, 2017	/s/ Lawrence S. Kramer
Lawrence S. Kramer, Director
Dated: February 22, 2017	/s/ John Jeffry Louis
John Jeffry Louis
Director, Chairman
Dated: February 22, 2017	/s/ Tony A. Prophet
Tony A. Prophet, Director
Dated: February 22, 2017	/s/ Debra A. Sandler
Debra A. Sandler, Director
Dated: February 22, 2017	/s/ Chloe R. Sladden
Chloe R. Sladden, Director

EXHIBIT INDEX

Exhibit Number	Exhibit	Location

2-1	Separation and Distribution Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated herein by reference to Exhibit 2-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.
2-2	Agreement and Plan of Merger among Gannett Co., Inc., Jupiter Merger Sub, Inc. and Journal Media Group, Inc. dated as of October 7, 2015.	Incorporated by reference to Exhibit 2-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on October 8, 2015.
2-3	Agreement and Plan of Merger among Gannett Co., Inc., Raptor Merger Sub, Inc. and ReachLocal, Inc. dated as of June 27, 2016.	Incorporated by reference to Exhibit 2-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on June 27, 2016.
3-1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated herein by reference to Exhibit 3-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2016.
3-2	Amended and Restated Bylaws of the Company, effective February 23, 2016.	Incorporated herein by reference to Exhibit 3-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on February 24, 2016.
10-1	Transition Services Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-2	Tax Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-3	Employee Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company.*	Incorporated herein by reference to Exhibit 10-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.
10-4
Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)
Incorporated by reference to Exhibit 2-1 to the Registration Statement on Form S-4, SEC File No. 333-200388, filed by The E.W. Scripps Company on November 20, 2014.
10-5	Scripps Tax Matters Agreement, dated July 30, 2014, by and among The E. W. Scripps Company, Desk Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	Incorporated by reference to Exhibit 10-2 to the Current Report on Form 8-K filed by Journal Communications, Inc. on July 30, 2014.
10-6	Journal Tax Matters Agreement, dated July 30, 2014, by and among Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	Incorporated by reference to Exhibit 10-3 to the Current Report on Form 8-K filed by Journal Communications, Inc. on July 30, 2014.
10-7
Credit Agreement among the Company, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Bank, N.A. and U.S. Bank, National Association, as Co-Syndication Agents, dated as of June 29, 2015.
Incorporated by reference to Exhibit 10-4 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-8	Security Agreement, made by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015.	Incorporated by reference to Exhibit 10-5 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-9	Trademark Security Agreement, dated as of June 29, 2015, by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10-6 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-10	Guarantee Agreement made by the Subsidiary Guarantors listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015.	Incorporated by reference to Exhibit 10-7 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-11	Form of Mortgage.	Incorporated by reference to Exhibit 10-24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
10-12	Form of Deed of Trust.	Incorporated by reference to Exhibit 10-25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
10-13	Schedule of Mortgages or Deeds of Trust Granted by Gannett Subsidiaries.	Incorporated by reference to Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2016.

10-14	First Amendment to the Credit Agreement.	Incorporated by reference to Exhibit 10-27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2016.
10-15	2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10-8 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-16	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 2, 2016.
10-17	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-9 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-18	2015 Supplemental Retirement Plan.*	Incorporated by reference to Exhibit 10-10 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-19	Supplemental Executive Medical Plan.*	Incorporated by reference to Exhibit 10-11 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-20	Gannett Co., Inc. Supplemental Executive Medical Plan.*	Incorporated by reference to Exhibit 10-12 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-21	Amendment No. 1 to Supplemental Executive Medical Plan for Retired Executives.*	Attached.
10-22	2015 Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-13 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-23	2015 Key Executive Life Insurance Plan Participation Agreement.*	Incorporated by reference to Exhibit 10-14 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-24	2015 Omnibus Incentive Compensation Plan.*	Incorporated herein by reference to Exhibit 4-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.
10-25	Letter Agreement with Robert J. Dickey.*	Incorporated by reference to Exhibit 10-15 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-26	Letter Agreement with Alison K. Engel.*	Incorporated by reference to Exhibit 10-16 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-27	Letter Agreement with John M. Zidich.*	Incorporated by reference to Exhibit 10-17 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-28	Letter Agreement with Joanne Lipman.*	Attached.
10-29	Letter Agreement with Sharon T. Rowlands.*	Attached.
10-30	Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated March 31, 2014.*	Incorporated by reference to Exhibit 10-1 of the Current Report on Form 8-K filed by ReachLocal, Inc. with the SEC on April 2, 2014.
10-31	Amendment to Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated November 1, 2015.*	Incorporated by reference to Exhibit 10-1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed by ReachLocal, Inc. with the SEC on November 9, 2015.
10-32	Amendment to Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, effective August 9, 2016.*	Attached.
10-33	Employment Contract between Newsquest Media Group Limited and Henry Faure Walker.*	Incorporated by reference to Exhibit 10-36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
10-34	Termination Benefits Agreement with Lawrence S. Kramer.*	Incorporated by reference to Exhibit 10-19 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-35	Agreement and Release with Lawrence S. Kramer.*	Incorporated by reference to Exhibit 10-20 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.

10-36	Form of Director RSU Award Agreement.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.
10-37	Form of Executive Officer RSU Award Agreement.*	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.
10-38	Form of Executive Officer Restricted Stock Unit Award Agreement.*	Incorporated by reference to Exhibit 10-3 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-39	Form of Executive Officer Performance Share Unit Award Agreement.*	Incorporated by reference to Exhibit 10-4 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-40	Form of RSU Award Agreement for U.K. Employees.*	Incorporated by reference to Exhibit 10-38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
10-41	Form of TSR Award Agreement for U.K. Employees.*	Attached.
10-42	Form of Retention RSU Award Agreement with Sharon T. Rowlands.*	Attached.
10-43	Form of Retention Cash Award Agreement with Sharon T. Rowlands.*	Attached.
10-44	2015 Change in Control Severance Plan.	Incorporated by reference to Exhibit 10-3 to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.
10-45	Executive Severance Plan.	Incorporated by reference to Exhibit 10-3 to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.
10-46	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-47	Gannett Co., Inc. Clawback Policy, effective December 9, 2015.	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-48	Summary of Non-Employee Director Compensation.*	Incorporated by reference to Exhibit 10-37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
21-1	List of subsidiaries.	Attached.
23	Consent of Independent Registered Public Accounting Firm.	Attached.
31-1	Rule 13a-14(a) Certification of CEO.	Attached.
31-2	Rule 13a-14(a) Certification of CFO.	Attached.
32-1	Section 1350 Certification of CEO.	Attached.
32-2	Section 1350 Certification of CFO.	Attached.
101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 25, 2016, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 25, 2016 and December 27, 2015; (ii) Consolidated and Combined Statements of Income for the 2016, 2015 and 2014 fiscal years; (iii) Consolidated and Combined Statements of Comprehensive Income (Loss)for the 2016, 2015 and 2014 fiscal years; (iv) Consolidated and Combined Cash Flow Statements for the 2016, 2015 and 2014 fiscal years; (v) Consolidated and Combined Statements of Equity for the 2016, 2015 and 2014 fiscal years; and (vi) the Notes to Consolidated and Combined Financial Statements.
Attached.

We agree to furnish to the Commission, upon request, a copy of each agreement with respect to long-term debt not filed herewith in reliance upon the exemption from filing applicable to any series of debt which does not exceed 10% of our total consolidated assets.

*	Asterisks identify management contracts and compensatory plans or arrangements.