Form 10-Q
period 2017-03-26
Gannett Co., Inc.
filed 2017-05-03
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

(Do not check if a smaller reporting company)		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2017, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 113,635,527.

INDEX TO GANNETT CO., INC.
Q1 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Mar. 26, 2017	Dec. 25, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$89,482	$114,324
Accounts receivable, net of allowance for doubtful accounts of $10,251 and $10,317	324,163	358,041
Other current assets	159,462	131,141
Total current assets	573,107	603,506
Property, plant and equipment, at cost net of accumulated depreciation of $1,466,761 and $1,481,897	1,046,672	1,087,701
Goodwill	701,564	698,288
Intangible assets, net	147,894	154,644
Deferred income taxes	206,258	218,232
Investments and other assets	70,261	82,310
Total assets	$2,745,756	$2,844,681

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$373,858	$438,724
Deferred income	141,302	133,263
Total current liabilities	515,160	571,987
Income taxes	15,636	25,467
Postretirement medical and life insurance liabilities	88,147	90,134
Pension liabilities	722,166	739,262
Long-term portion of revolving credit facility	385,000	400,000
Other noncurrent liabilities	169,110	161,070
Total liabilities	1,895,219	1,987,920
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 117,360,227 shares issued at Mar. 26, 2017 and 116,624,726 shares issued at Dec. 25, 2016	1,174	1,166
Treasury stock at cost, 3,750,000 shares	(32,667)	(32,667)
Additional paid-in capital	1,771,588	1,769,905
Retained earnings (deficit)	(18,987)	1,269
Accumulated other comprehensive loss	(870,571)	(882,912)
Total equity	850,537	856,761
Total liabilities and equity	$2,745,756	$2,844,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended
	Mar. 26, 2017	Mar. 27, 2016

Operating revenues:
Advertising	$435,515	$351,221
Circulation	283,286	262,703
Other	54,656	45,444
Total operating revenues	773,457	659,368

Operating expenses:
Cost of sales and operating expenses	508,423	417,956
Selling, general and administrative expenses	212,705	165,388
Depreciation	39,451	23,959
Amortization	7,366	1,318
Facility consolidation and asset impairment charges	4,479	544
Total operating expenses	772,424	609,165
Operating income	1,033	50,203

Non-operating expenses:
Interest expense	(4,255)	(1,855)
Other non-operating items, net (see Note 1)	(3,887)	(3,971)
Total non-operating expenses	(8,142)	(5,826)

Income (loss) before income taxes	(7,109)	44,377
Provision (benefit) for income taxes	(5,030)	4,781
Net income (loss)	$(2,079)	$39,596

Earnings (loss) per share – basic	$(0.02)	$0.34
Earnings (loss) per share – diluted	$(0.02)	$0.33
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended
	Mar. 26, 2017	Mar. 27, 2016

Net income (loss)	$(2,079)	$39,596
Other comprehensive income, before tax:
Foreign currency translation adjustments	5,828	(23,049)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	752	394
Amortization of actuarial loss	17,745	15,412
Other	(6,648)	21,308
Pension and other postretirement benefit items	11,849	37,114
Other comprehensive income, before tax	17,677	14,065
Income tax effect related to components of other comprehensive income	(5,336)	(9,891)
Other comprehensive income, net of tax	12,341	4,174
Comprehensive income (loss)	$10,262	$43,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended
	Mar. 26, 2017	Mar. 27, 2016

Operating activities:
Net income (loss)	$(2,079)	$39,596
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	46,817	25,277
Facility consolidation and asset impairment charges	4,479	544
Pension and other postretirement expenses, net of contributions	(3,645)	(35,953)
Equity income in unconsolidated investees, net	(550)	(1,141)
Stock-based compensation	5,125	5,145
Change in accounts receivable	34,450	42,513
Change in accounts payable and accrued liabilities	(58,979)	(63,019)
Change in other assets and liabilities, net	5,436	12,945
Net cash provided by operating activities	31,054	25,907
Investing activities:
Capital expenditures	(15,040)	(10,153)
Payments for investments	(4,499)	(3,111)
Proceeds from sale of certain assets	228	3,616
Changes in other investing activities	119	—
Net cash used for investing activities	(19,192)	(9,648)
Financing activities:
Dividends paid	(18,177)	(18,501)
Proceeds from issuance of common stock upon settlement of stock awards	343	300
Payments for employee taxes withheld from stock awards	(3,528)	(3,228)
Proceeds from borrowings under revolving credit agreement	10,000	—
Repayments of borrowings under revolving credit agreement	(25,000)	—
Changes in other financing activities	(220)	—
Net cash used for financing activities	(36,582)	(21,429)
Effect of currency exchange rate change on cash	(122)	(654)
Increase (decrease) in cash and cash equivalents	(24,842)	(5,824)
Balance of cash and cash equivalents at beginning of period	114,324	196,696
Balance of cash and cash equivalents at end of period	$89,482	$190,872

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(1,560)	$3,873
Cash paid for interest	$5,820	$1,551
Non-cash investing and financing activities:
Accrued capital expenditures	$2,008	$2,714
Accrued dividends	$—	$18,639
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. (Gannett, our, us, and we) is a next-generation media company that empowers communities to connect, act, and thrive. Gannett owns ReachLocal, Inc. (ReachLocal, a digital marketing solutions company), the USA TODAY NETWORK (made up of USA TODAY (USAT) and 109 local media organizations in 34 states in the U.S. and Guam), and Newsquest (a wholly owned subsidiary with more than 160 local media brands in the U.K.). Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform.

Basis of presentation: Our condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) applicable to interim periods. All intercompany accounts have been eliminated in consolidation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 25, 2016 (2016 Form 10-K).

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of financial statements include accounting amounts for income taxes, pension and other post-employment benefits, allowances for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, litigation matters, contingencies and the valuation of long-lived and intangible assets.

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first quarter of 2017:

Inventory: We early adopted Financial Accounting Standards Board (FASB) guidance that requires entities using the first-in, first-out inventory costing method to subsequently value inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The impact of adopting this guidance was not material to our consolidated financial results.

Compensation—Retirement Benefits: We early adopted FASB guidance requiring changes to the presentation of net periodic pension and other postretirement benefit costs. Specifically, this guidance requires entities to classify the service cost component of the net benefit cost in the same income statement line item as other employee compensation costs while all other components of net benefit cost must be presented as non-operating items. The guidance further requires such classification changes to be retrospectively applied beginning in the interim period in which the guidance is adopted. As a result of adopting this guidance, our first quarter 2017 other total operating expenses decreased $4.8 million, which impacted cost of sales and operating expenses by $2.9 million and selling, general and administrative expenses by $1.9 million. Similarly, our first quarter 2016 total operating expenses decreased $2.7 million, which impacted cost of sales and operating expenses by $1.7 million and selling, general and administrative expenses by $1.0 million. Net income, retained earnings, and earnings per share for both years remained unchanged.

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial position:

Revenue from Contracts with Customers: In August 2014, the FASB issued a new revenue standard, "Revenue from Contracts with Customers." which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and is effective for fiscal years beginning after December 31, 2017. The core principle contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, noncash considerations, contract modifications, and completed contracts at transition.

We currently anticipate adopting the new revenue recognition standard using the modified retrospective approach in the fiscal year beginning January 1, 2018. This approach consists of recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings. As part of the modified retrospective approach, we will also amend our disclosures to reflect results under "legacy GAAP" for the initial year of adoption. We are currently evaluating the impact that the updated guidance will have on our financial statements and related disclosures. As part of the implementation process, we are holding regular meetings with key stakeholders from across the organization to discuss the impact of the standard on our existing contracts. We are utilizing a bottom-up approach to analyze the impact of the standard on our portfolio of contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our existing revenue contracts. We expect to complete this evaluation prior to the fourth quarter of 2017.

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

Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash: In November 2016, the FASB issued updated guidance requiring entities to explain, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as "restricted cash" or "restricted cash equivalents." As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the provisions of this update and assessing the impact on our consolidated financial statements.

Intangibles—Goodwill and Other: In January 2017, the FASB issued new guidance which simplifies the subsequent measurement of goodwill. The guidance permits an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with such losses not exceeding the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

NOTE 2 — Acquisitions

ReachLocal: In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal for approximately $162.5 million in cash, net of cash acquired. We financed the transaction by borrowing $175.0 million under our credit facility as well as with available cash.

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

For the three months ended March 26, 2017, revenues for ReachLocal were $77.6 million and net loss before taxes was $4.8 million.

Assets of North Jersey Media Group: In July 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. (NJMG) for approximately $39.3 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows: property, plant, and equipment of $26.0 million, goodwill of $8.3 million, intangible assets of $7.2 million, noncurrent assets of $1.0 million, noncurrent liabilities of $0.3 million, and net working capital loss of $2.9 million. Any goodwill recognized related to the acquisition of NJMG is allocated to the publishing segment.

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

The allocation of the purchase price is based upon estimated fair values. The determination of the fair value of the assets acquired and liabilities assumed has been completed and the final allocation of the purchase price is as follows:

In thousands
Cash acquired	$36,825
Other current assets	54,571
Property, plant and equipment	264,357
Intangible assets	42,880
Goodwill	25,258
Other noncurrent assets	3,825
Total assets acquired	427,716
Current liabilities	71,519
Noncurrent liabilities	61,151
Total liabilities assumed	132,670
Net assets acquired	$295,046

Acquired property, plant, and equipment will be depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Any goodwill recognized related to the acquisition of JMG was allocated to the publishing segment. The purchase price allocated to goodwill and mastheads was not deductible for tax purposes.

For the three months ended March 26, 2017, revenues for JMG were $101.8 million and net income before taxes was $3.7 million.

Pro forma information: The following table sets forth unaudited pro forma results of operations assuming the ReachLocal, NJMG, and JMG acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of 2016:

Three months ended
In thousands; unaudited	Mar. 27, 2016
Total revenues	$872,677
Net income	$26,816
Earnings per share - diluted	$0.23

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses from the beginning of the periods presented. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, the elimination of acquisition-related costs, and the related tax effects of the adjustments.

NOTE 3 — Restructuring activities and asset impairment charges

Over the past several years, we have engaged in a series of individual restructuring programs, designed to right size our employee base, consolidate facilities and improve operations, including those of recently acquired entities.

Severance-related expenses: We recorded severance-related expenses of $8.7 million in costs of sales and operating expenses and $3.2 million in selling, general, and administrative expenses for the three months ended March 26, 2017. Of these expenses, $10.4 million related to the Publishing segment and $1.5 million related to corporate and other.

We recorded severance-related expenses of $3.0 million in costs of sales and operating expenses and $0.7 million in selling, general, and administrative expenses during the three months ended March 27, 2016. These expenses all related to the Publishing segment.

The activity and balance of the severance-related liabilities are as follows:

In thousands	Severance Activities
Balance at Dec. 25, 2016	$18,651
Expense	11,850
Payments	(17,391)
Adjustments	—
Balance at Mar. 26, 2017	$13,110

Facility consolidation and impairment charges: Facility consolidation and other cost savings plans led us to recognize asset impairment charges, shutdown costs, and charges associated with revising the useful lives of certain assets over a shortened period. As part of our plans, we are selling certain assets which we have classified as held-for-sale and reduced the carrying values to equal the fair values less costs to dispose. We recorded pre-tax charges for facility consolidations and asset impairments of $4.5 million and $0.5 million for the three months ended March 26, 2017 and March 27, 2016, respectively. In addition, we incurred accelerated depreciation of $9.8 million for the three months ended March 26, 2017, which is included in depreciation expense. No accelerated deprecation was incurred for the three months ended March 27, 2016. These expenses all related to the Publishing segment.

NOTE 4 — Revolving credit facility

We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (Credit Facility). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of March 26, 2017.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of March 26, 2017.

As of March 26, 2017, we had $385.0 million in outstanding borrowings under the Credit Facility and $12.1 million of letters of credit outstanding, leaving $102.9 million of availability remaining.

NOTE 5 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), Newsquest and Romanes Pension Schemes in the U.K. (Newsquest Plans) and other defined benefit contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

In thousands	Three months ended
	Mar. 26, 2017		Mar. 27, 2016
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost-benefits earned during the period	$820	$52	$901	$63
Non-operating expenses:
Interest cost on benefit obligation	27,779	941	32,431	987
Expected return on plan assets	(42,417)	—	(46,480)	—
Amortization of prior service cost	1,660	(908)	1,644	(1,250)
Amortization of actuarial loss	17,620	125	15,162	250
Total non-operating expenses (credit)	4,642	158	2,757	(13)
Total expense for retirement plans	$5,462	$210	$3,658	$50

Pursuant to our adoption of new guidance surrounding the presentation of net periodic benefit costs as discussed in Note 1 — Basis of presentation and summary of significant accounting policies, net periodic benefit costs other than service costs are now included in the Other non-operating items, net line in the unaudited Condensed Consolidated Statements of Income.

During the three months ended March 26, 2017, we contributed $6.3 million to our pension plans. We expect to contribute approximately $25.0 million to the GRP in each of the fiscal years 2017 through 2020 and $15.0 million in 2021.

NOTE 6 — Income taxes

Our reported effective income tax rate on pre-tax loss was 69.8% for the three months ended March 26, 2017, compared to 10.8% on pre-tax income for the three months ended March 27, 2016. The tax rate for the three months ended March 26, 2017 was higher than the comparable rate in 2016 due to a shift from a pretax income position as of the first quarter of 2016 to a pretax loss position as of first quarter of 2017. In the case of a pretax loss, favorable permanent differences such as excess stock compensation and a favorable audit settlement that resulted in the release of tax reserves have the effect of increasing the tax benefit which, in turn, increases the effective tax rate.

Our quarterly effective rate is calculated in part based on the full year forecasted income, over 50% of which is expected to be generated in foreign jurisdictions where the income tax rate is lower than in the U.S.  This is similar to full year 2016, where the ratio of income earned in foreign jurisdictions to domestic income was higher than in 2014 and 2015. The lower domestic income is attributable to higher expenses domestically for corporate expenses related to public company costs, restructuring charges and asset impairments as compared with foreign jurisdictions. The recent changes in the mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic income have had the effect of decreasing our tax expense and our effective tax rate.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $13.9 million as of March 26, 2017 and $17.3 million as of December 25, 2016. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.8 million as of March 26, 2017 and $3.8 million as of December 25, 2016.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $2.2 million within the next 12 months primarily due to lapses of statutes of limitations and settlements of ongoing audits in various jurisdictions.

NOTE 7 — Supplemental equity information

The following table summarizes equity account activity:

In thousands	Three months ended
	Mar. 26, 2017	Mar. 27, 2016
Balance at beginning of period	$856,761	$1,058,576
Comprehensive income:
Net income	(2,079)	39,596
Other comprehensive income	12,341	4,174
Total comprehensive income	10,262	43,770
Dividends declared	(18,177)	(18,639)
Stock-based compensation	5,125	5,145
Other activity	(3,434)	1,746
Balance at end of period	$850,537	$1,090,598

The following table summarizes the components of, and the changes in, Accumulated other comprehensive loss (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at Dec. 25, 2016	$(1,183,196)	$300,284	$(882,912)
Other comprehensive income (loss) before reclassifications	(5,385)	5,828	443
Amounts reclassified from accumulated other comprehensive loss	11,898	—	11,898
Other comprehensive income (loss)	6,513	5,828	12,341
Balance at Mar. 26, 2017	$(1,176,683)	$306,112	$(870,571)

Balance at Dec. 27, 2015	$(1,058,234)	$384,810	$(673,424)
Other comprehensive income (loss) before reclassifications	17,047	(23,049)	(6,002)
Amounts reclassified from accumulated other comprehensive loss	10,176	—	10,176
Other comprehensive income (loss)	27,223	(23,049)	4,174
Balance at Mar. 27, 2016	$(1,031,011)	$361,761	$(669,250)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 5 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended
	Mar. 26, 2017	Mar. 27, 2016
Amortization of prior service credit, net	$752	$394
Amortization of actuarial loss	17,745	15,412
Total reclassifications, before tax	18,497	15,806
Income tax effect	(6,599)	(5,630)
Total reclassifications, net of tax	$11,898	$10,176

NOTE 8 — Fair value measurement

We measure and record certain assets and liabilities at fair value. A fair value measurement is determined based on market assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require use of our own estimates and assumptions through present value and other valuation techniques in determination of fair value (Level 3).

As of March 26, 2017 and December 25, 2016, assets and liabilities measured or disclosed at fair value on a recurring basis primarily consist of pension plan assets and our revolving credit facility. The carrying value of our revolving credit facility approximates the fair value and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a nonrecurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements or third party valuation experts when certain circumstances arise. Assets held for sale totaled $15.2 million as of March 26, 2017 and $4.5 million as of December 25, 2016.

NOTE 9 — Commitments, contingencies and other matters

Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The settlements are reflected in our financial statements as of March 26, 2017 and were not material to our results of operations, financial position, or cash flows.

Environmental contingency: In 2011, the Advertiser Company, a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2015, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site.  U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

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

NOTE 10 — Earnings (loss) per share

The following table is a reconciliation of weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (EPS):

In thousands, except per share data	Three months ended
	Mar. 26, 2017	Mar. 27, 2016
Net income (loss)	$(2,079)	$39,596

Weighted average number of shares outstanding - basic	113,495	116,311
Effect of dilutive securities
Restricted stock units	—	1,430
Performance share units	—	1,028
Stock options	—	290
Weighted average number of shares outstanding - diluted	113,495	119,059

Earnings (loss) per share - basic	$(0.02)	$0.34
Earnings (loss) per share - diluted	$(0.02)	$0.33

For the three months ended March 26, 2017, all outstanding common stock equivalents were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive due to the net loss for the period. Approximately 125,000 shares were excluded from the computation of diluted EPS for the three months ended March 27, 2016 because their inclusion would have been anti-dilutive under the treasury stock method.

On February 22, 2017, we declared a dividend of $0.16 per share of common stock, payable on March 24, 2017, to shareholders of record as of the close of business on March 10, 2017.

NOTE 11 — Segment reporting
We define our reportable segments based on the way the chief operating decision maker (CODM), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•
Publishing, which consists of our portfolio of regional, national, and international newspaper publishers. The results of this segment include retail, classified, and national advertising revenues consisting of both print and digital advertising, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, and single copy sales, and other revenues from commercial printing and distribution arrangements. The publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and the U.K.

•
ReachLocal, which consists exclusively of our ReachLocal digital marketing solutions subsidiaries. The results of this segment include advertising revenues from our search and display services and other revenues related to web presence and software solutions provided by ReachLocal.

In addition to the above operating segments, we have a corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, analytics, finance, and marketing as well as activities and costs not directly attributable to a particular segment such as tax settlements and other general business costs.

The CODM uses Adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges, (6) acquisition-related expenses (including integration expenses), (7) facility consolidation and asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses and multi-employer pension withdrawals), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

Management considers Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance. Adjusted EBITDA is considered a non-GAAP measure and may be different than similarly-titled non-GAAP financial measures used by other companies.

The following table presents our segment information:

In thousands	Publishing	ReachLocal	Corporate and Other	Consolidated
Three months ended Mar. 26, 2017
Advertising	$365,085	$70,482	$(52)	$435,515
Circulation	283,286	—	—	283,286
Other	46,553	7,083	1,020	54,656
Total revenues	$694,924	$77,565	$968	$773,457

Adjusted EBITDA	$91,664	$3,146	$(25,129)	$69,681

Three months ended Mar. 27, 2016
Advertising	$351,221	$—	$—	$351,221
Circulation	262,703	—	—	262,703
Other	44,055	—	1,389	45,444
Total revenues	$657,979	$—	$1,389	$659,368

Adjusted EBITDA	$97,521	$—	$(17,150)	$80,371

Pursuant to our adoption of new guidance surrounding the presentation of net periodic benefit costs as discussed in Note 1 — Basis of presentation and summary of significant accounting policies, net periodic benefit costs other than service costs are now included in the "Other non-operating items, net" line in the unaudited Condensed Consolidated Statements of Income. As a result of adopting this guidance, the first quarter of 2017 adjusted EBITDA increased $4.8 million. Similarly, the first quarter 2016 adjusted EBITDA increased $2.7 million.

We changed certain corporate allocations at beginning of fiscal year 2017 and retrospectively applied that change.

The following table presents our reconciliation of Adjusted EBITDA to net income:

In thousands	Three months ended
	Mar. 26, 2017	Mar. 27, 2016
Net income (loss) (GAAP basis)	$(2,079)	$39,596
Provision (benefit) for income taxes	(5,030)	4,781
Interest expense	4,255	1,855
Other non-operating items, net	3,887	3,971
Operating income (loss) (GAAP basis)	1,033	50,203
Severance-related charges	11,850	3,696
Acquisition-related expenses	1,023	1,851
Facility consolidation and asset impairment charges	4,479	544
Other Items	4,479	(1,200)
Depreciation	39,451	23,959
Amortization	7,366	1,318
Adjusted EBITDA (non-GAAP basis)	$69,681	$80,371

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

NOTE 12 — Subsequent events

SweetIQ acquisition: On April 20, 2017, we completed the acquisition of SweetIQ Analytics Corp. (SweetIQ) for approximately $31.5 million. The company delivers software for multi-location brands, marketing agencies, and SMB resellers, enabling them to launch and execute marketing campaigns to convert online searches to in-store foot traffic. It is not practicable to disclose the preliminary purchase price allocation for this transaction given the short period of time between the acquisition date and the issuance of this report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described under Cautionary Statement Regarding Forward-Looking Statements and throughout this Quarterly Report, as well as the factors described in our 2016 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors."

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is a next-generation media company that empowers communities to connect, act, and thrive. Gannett owns ReachLocal, a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY (USAT) and its digital sites and affiliates and 109 local media organizations in 34 states in the U.S. and Guam), and Newsquest (a wholly owned subsidiary operating in the U.K. with more than 160 local media brands).

The USA TODAY NETWORK is the largest local to national media network in the U.S. The network is powered by an integrated and award-winning news organization comprising more than 3,500 journalists with deep roots in 109 local communities, plus USA TODAY, and a combined reach of more than 114.5 million visitors monthly. There have been more than 23 million downloads of USA TODAY's award-winning app on mobile devices and 4 million downloads of apps associated with our local publications. In addition, Newsquest is a digital leader in the U.K. where its network of websites attracts over 25 million unique visitors monthly. With more than 120 markets in the U.S. and the U.K., Gannett is known for Pulitzer Prize-winning newsrooms, powerhouse brands such as USA TODAY, and specialized media properties.

Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. According to comScore, more people access our content than access content from Netflix, CBSnews.com, New York Times Digital, BuzzFeed.com, Huffington Post, or WashingtonPost.com. The company reports in two operating segments, publishing and ReachLocal, as well as a corporate and other category.

ReachLocal provides and sells online marketing products to clients. ReachLocal's primary areas of focus include the sale and licensing of various products such as ReachSearch™, ReachDisplay™, ReachRetargeting™, ReachSite+ReachEdge™, ReachSEO™, ReachCast™, TotalLiveChat™, TotalTrack™, ReachEdge™, and Kickserv™ and other products and solutions.

Certain Matters Affecting Current and Future Operating Results

The following items affect period-over-period comparisons from 2016 and will continue to affect period-over-period comparisons for future results:

Acquisitions

•
ReachLocal – In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal for approximately $162.5 million in cash, net of cash acquired. ReachLocal offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to local businesses. In connection with the ReachLocal acquisition, we established a newly formed separate reportable segment that reflects its results since the acquisition date.

•
Certain assets of North Jersey Media Group (NJMG) – In July 2016, we completed the acquisition of certain assets of NJMG for approximately $39.3 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market.

•
Journal Media Group (JMG) – In April 2016, we completed the acquisition of 100% of the outstanding common stock of JMG for approximately $260.6 million in cash, net of cash acquired. JMG is a media company with print and digital publishing operations serving 15 U.S. markets in 9 states.

In the Results of Operations discussion below within the Publishing segment, JMG and NJMG are considered 2016 publishing acquisitions.

Restructuring

Over the past several years, we have engaged in a series of individual restructuring programs, designed to right size our employee base, consolidate facilities and improve operations, including those of recently acquired entities.

•
Facility consolidation and asset impairment charges – Facility consolidation and other cost savings plans led us to recognize asset impairment charges, shutdown costs, and charges associated with revising the useful lives of certain assets over a shortened period. As part of our plans, we are selling certain assets which we have classified as held-for-sale and reduced the carrying values to equal the fair value less cost to dispose. We recorded pre-tax charges for facility consolidations and asset impairments of $4.5 million and $0.5 million for the first quarter of 2017 and the first quarter of 2016, respectively. In addition, we incurred accelerated depreciation of $9.8 million for the first quarter of 2017. No accelerated deprecation was incurred for the first quarter of 2016.

•
Severance-related expenses – During 2017 and 2016, we initiated various cost reducing actions associated with our facility consolidation and other cost efficiency efforts that are severance related, of which we incurred $11.9 million and $3.7 million for the first quarter of 2017 and 2016, respectively.

Other

•
Foreign currency – Our earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. With respect to Newsquest, results for the first quarter of 2017 were translated from the British pound sterling to U.S. dollars at an average rate of 1.24 compared to 1.43 for the comparable period last year. This 14% decline in the exchange rate unfavorably impacted 2017 revenue comparisons by approximately $11.4 million. Impacts stemming from foreign currency translation gains and losses for ReachLocal are immaterial to date.

Outlook for the remainder of 2017: We intend to continue to drive growth opportunities by capitalizing on our national brand equity to increase the integration of local and national content, enhance our position as a trusted provider of local news and information through expanded digital offerings, and leverage our expertise to provide integrated solutions to advertisers. While we expect traditional advertising and circulation revenues to remain challenged due to market pressures, we anticipate some of that decline will be offset by growth in digital marketing services and other digital revenues. We will continue to focus on maximizing the efficiency of our print, sales, administrative, and distribution functions to reduce costs and increase profitability.

Selective acquisitions or dispositions, leveraging our revenue opportunities, and digital innovation will supplement our operating results. Furthermore, total operating expenses excluding acquisitions are expected to decrease in comparison to 2016 as a result of lower spending due to cost reductions and efficiency gains as well as lower newsprint expenses as consumption continues to decline.

Results of Operations

A summary of our segment results is presented below:

In thousands	Year-to-Date
	2017	2016	Change
Operating revenues:
Publishing	$694,924	$657,979	6%
ReachLocal	77,565	—	***
Corporate and Other	968	1,389	(30%)
Total operating revenues	773,457	659,368	17%
Operating expenses:
Publishing	651,405	585,141	11%
ReachLocal	82,337	—	***
Corporate and Other	38,682	24,024	61%
Total operating expenses	772,424	609,165	27%
Operating income	1,033	50,203	(98%)
Non-operating expense	(8,142)	(5,826)	40%
Income (loss) before income taxes	(7,109)	44,377	***
Provision (benefit) for income taxes	(5,030)	4,781	***
Net income (loss)	$(2,079)	$39,596	***

Diluted earnings (loss) per share	$(0.02)	$0.33	***
*** Indicates an absolute value percentage change greater than 100.

To facilitate a comparison of our publishing results without the impact of acquisitions or foreign currency translation fluctuations, we are also providing explanations for 2017 revenues and expenses for our publishing segment on a "same store" basis, which are calculated as follows:

•	Reported revenues or expenses

•	Less: revenues or expenses for our 2016 publishing acquisitions from the beginning of fiscal year 2017 through the first year anniversary of their applicable acquisition date

•	Less: operations exited in 2016

•	Add (less): decreases (increases) in foreign currency translation impacts based on a constant currency calculation

As we continue to integrate our acquisitions, we will continually adjust how we allocate certain expenses related to our acquired businesses. These adjustments may impact the comparability of same store expense numbers across periods; however, such impacts are expected to be immaterial.

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

Total operating revenues were $773.5 million in the first quarter of 2017, an increase of 17% from the same period in 2016. Publishing revenues increased 6%, which was attributable to revenues from the 2016 publishing acquisitions of $120.2 million. Partially offsetting the impact of the acquisitions was the continued softness in same store advertising revenues, which is primarily related to print advertising, and declining trends in same store circulation revenue. In addition, foreign currency rate fluctuations negatively affected publishing revenues by $11.4 million. ReachLocal revenues were $77.6 million in the first quarter of 2017.

Operating expenses:

Payroll and benefits are the largest component of our operating expenses. Other significant operating expenses include production and distribution costs.

Total operating expenses increased 27% during the quarter to $772.4 million compared to the same period in 2016. Publishing operating expenses accounted for $66.3 million of the increase, which was attributable to expenses from our 2016 publishing acquisitions of $122.7 million. The increase in expenses was partially offset by continued company-wide cost efficiency efforts and lower newsprint expenses. Foreign currency rate fluctuations also reduced expenses by $9.2 million. ReachLocal operating expenses were $82.3 million in the first quarter of 2017. Also impacting the first quarter of 2017 were severance-related charges of $11.9 million, accelerated depreciation of $9.8 million, facility consolidation and asset impairment charges of $4.5 million, and acquisition-related items of $1.0 million. Impacting the same period in the prior year were severance-related charges of $3.7 million, acquisition-related items of $1.9 million, and facility consolidation and asset impairment charges of $0.5 million.

Publishing

In thousands	Year-to-Date
	2017	2016	Change
Operating revenues:
Advertising	$365,085	$351,221	4%
Circulation	283,286	262,703	8%
Other	46,553	44,055	6%
Total operating revenues	694,924	657,979	6%
Operating expenses:
Cost of sales	460,378	415,972	11%
Selling, general, and administrative expenses	153,123	146,982	4%
Depreciation	32,143	20,325	58%
Amortization	1,282	1,318	(3%)
Facility consolidation and impairment charges	4,479	544	***
Total operating expenses	651,405	585,141	11%
Operating income	$43,519	$72,838	(40%)
*** Indicates an absolute value percentage change greater than 100.

Operating revenues:

Advertising revenues were $365.1 million for the first quarter of 2017, an increase of 4% compared to the same period in 2016. Advertising revenues associated with our 2016 publishing acquisitions were $66.8 million. Foreign currency exchange rates negatively affected advertising revenues by $7.3 million. Advertising revenues on a same store basis decreased 13%, primarily due to lower print advertising demand consistent with general trends adversely impacting the publishing industry.

Digital advertising revenues were $94.6 million in the first quarter of 2017, an increase of 8% compared to the same period in 2016. The increase is primarily attributable to digital advertising revenues associated with our 2016 publishing acquisitions of $8.1 million. Foreign currency exchange rates negatively affected digital advertising revenues by $1.9 million. On a same store basis, digital advertising revenues rose 1% in part on the strength of increased mobile display sales.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues of $192.6 million in the first quarter of 2017 increased by 9% compared to the same period in 2016. The increase is attributable to retail advertising revenues associated with our 2016 publishing acquisitions of $43.3 million. Foreign currency exchange rates negatively affected retail advertising revenues by $3.0 million. Retail advertising revenues on a same store basis decreased 14% due to lower advertising demand in print publications.

National advertising revenues of $47.5 million in the first quarter of 2017 decreased by 9% compared to the same period in 2016. National advertising revenues on a same store basis decreased 13% due to lower advertising demand in print publications. In addition, foreign currency exchange rates negatively affected national advertising revenues by $0.8 million. Partially offsetting the decrease are national advertising revenues associated with our 2016 publishing acquisitions of $2.7 million.

Classified advertising revenues of $125.0 million in the first quarter of 2017 increased 2% compared to the same period in 2016. The increase was driven primarily by classified advertising revenues associated with our 2016 publishing acquisitions of $20.7 million. Foreign currency exchange rates negatively affected classified advertising revenues by $3.5 million. Classified advertising revenues on a same store basis decreased 12% attributable primarily to declines in employment and automotive advertising revenues of $5.0 million and $3.6 million, respectively.

Circulation revenues were $283.3 million in the first quarter of 2017, an increase of 8% compared to the same period in 2016. This increase was primarily attributable to circulation revenues associated with our 2016 publishing acquisitions of $44.8 million. Foreign currency exchange rates negatively affected circulation revenues by $3.1 million. Circulation revenues on a same store basis decreased 8% attributable to a reduction in volume, reflecting general industry trends.

Commercial printing and other revenues of $46.6 million in the first quarter of 2017 increased 6% compared to the same period in 2016. Other revenues accounted for approximately 7% of total revenues for the quarter.

Operating expenses:

Cost of sales for the first quarter of 2017 increased 11% to $460.4 million from the same period in 2016. Cost of sales associated with our 2016 publishing acquisitions were $90.6 million. Foreign currency exchange rate fluctuations partially offset the increase in cost of sales by $5.6 million. Cost of sales on a same store basis decreased 9%, which was driven primarily by the decrease in newsprint costs and distribution and production efficiencies. Newsprint costs on a same store basis of $28.4 million decreased 14% due to lower volume for newsprint.

Total selling, general, and administrative expenses for the first quarter of 2017 increased by 4% to $153.1 million from the same period in 2016. Selling, general, and administrative expenses associated with our 2016 publishing acquisitions were $23.7 million. Foreign currency exchange rate fluctuations partially offset the increase in selling, general, and administrative expenses by $3.2 million. Selling, general, and administrative expenses on a same store basis decreased 10%, primarily attributable to continued company-wide cost efficiency efforts.

Severance-related expenses for the first quarter of 2017 totaled $10.4 million compared to $3.7 million from the same period in 2016. Of total severance-related expenses reported in the three months ended March 26, 2017, $8.7 million was reported as a component of cost of sales while $1.7 million was reported as a component of selling, general, and administrative expenses. Of total severance-related expenses in the first quarter of 2016, $3.0 million was reported in cost of sales and $0.7 million was reported in selling, general, and administrative expenses.

Depreciation and amortization expense for the first quarter of 2017 was 54% higher compared to the same period in 2016. Depreciation and amortization expense on a same store basis increased 21% primarily due to the $9.8 million of accelerated depreciation expense that we incurred in the first quarter of 2017 associated with our facility consolidation compared to no accelerated deprecation being incurred in the first quarter of 2016. In addition, depreciation and amortization expenses associated with our 2016 publishing acquisitions were $8.3 million. Foreign currency exchange rates reduced depreciation expense by $0.4 million.

Our facility consolidation initiative continued in the first quarter of 2017, including the disposition of older, underutilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of production and distribution operations where possible. As a result, we recognized facility consolidation and asset impairment charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities and asset impairment charges to the unaudited condensed consolidated financial statements.

Adjusted EBITDA:

In thousands	Year-to-Date
	2017	2016	Change
Operating income (GAAP basis)	$43,519	$72,838	(40%)
Severance-related charges	10,420	3,696	***
Acquisition-related expenses	(333)	—	***
Facility consolidation and asset impairment charges	4,479	544	***
Other items	154	(1,200)	***
Depreciation	32,143	20,325	58%
Amortization	1,282	1,318	(3%)
Adjusted EBITDA (non-GAAP basis)	$91,664	$97,521	(6%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $91.7 million in the first quarter of 2017, a decrease of 6% compared to the same period in 2016. Adjusted EBITDA was unfavorably impacted by $3.0 million of foreign exchange rate changes as well as declines in print advertising and circulation revenues, primarily in the U.S. and U.K. local markets, partially offset by growth in local digital advertising revenues, the impact of contributions from acquired publishing businesses and ongoing operating efficiencies.

ReachLocal

ReachLocal was acquired in August 2016 and became a new operating segment. As such there is no comparison to ReachLocal's segment results for the prior year's quarter. The following table is a summary of ReachLocal's segment results for the quarter ended March 26, 2017:

In thousands	Year-to-Date
2017
Operating revenues:
Advertising	$70,482
Other	7,083
Total operating revenues	77,565
Operating expenses:
Cost of sales	44,578
Selling, general, and administrative expenses	29,884
Depreciation	1,791
Amortization	6,084
Total operating expenses	82,337
Operating loss	$(4,772)

As of date	Mar. 26, 2017	Dec. 25, 2016
Active Clients (1)	17,900	15,300
Active Product Units (2)	33,000	27,800

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

Operating revenues:

ReachLocal advertising revenues were $70.5 million in the first quarter of 2017. Included in advertising revenues were $20.4 million from ReachLocal's international entities. ReachLocal other revenues were $7.1 million in the first quarter of 2017 and primarily consisted of the sale of software-as-a-service products.

Although there was an increase in active clients and product units during the first quarter of 2017, this increase did not lead to corresponding growth in revenues. This was primarily due to the onboarding of a significant number of new clients in Brazil producing average revenue significantly less than the average revenue of existing clients in Brazil or globally.

Operating expenses:

ReachLocal's cost of sales was $44.6 million and 57% of its total revenues in the first quarter of 2017. Cost of sales consists primarily of the costs of online media acquired from third-party publishers of $35.3 million. Cost of sales also includes third-party direct costs as well as costs to manage and operate ReachLocal's various solutions and technology infrastructure.

ReachLocal selling, general and administrative expenses were $29.9 million in the first quarter of 2017. Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, finance, human resources, legal, and executive functions. Selling and marketing expenses consisted of salaries, benefits, commissions and other costs of $20.2 million. Product and technology expenses were $2.5 million while general and administrative expenses were $7.2 million.

ReachLocal depreciation and amortization were $7.9 million in the first quarter of 2017 and consisted primarily of the amortization of developed technology intangible assets of $4.5 million.

Adjusted EBITDA:

In thousands	Year-to-Date
2017
Operating income (GAAP basis)	$(4,772)
Acquisition-related expenses	43
Depreciation	1,791
Amortization	6,084
Adjusted EBITDA (non-GAAP basis)	$3,146

Adjusted EBITDA for our ReachLocal segment was $3.1 million in the first quarter of 2017, which included increased expenses to ramp up for ReachLocal's entry into Gannett's markets.

Corporate and other

Corporate operating expenses were $38.7 million in the first quarter of 2017, an increase of 61% from $24.0 million in the same period in 2016. The increase was primarily driven by business transformation costs of $4.3 million, severance-related charges of $1.4 million, and additional overheard costs associated with onboarding acquisitions and strategic investments. In addition, depreciation expense increased $1.9 million from the same period in 2016.

Non-operating expense

Interest expense: Interest expense for the first quarter of 2017 was $4.3 million compared to expense of $1.9 million in the same period in 2016. The increase in interest expense was primarily attributable to borrowing under the Credit Facility to fund our 2016 acquisitions.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Our non-operating expense, net, for the first quarter of 2017 was $3.9 million compared to expense of $4.0 million in the same period in 2016. As a result of our early adoption of guidance, included in non-operating expenses are certain net periodic pension and postretirement benefit costs of $4.8 million and $2.7 million for the first quarter of 2017 and 2016, respectively.

Income tax expense (benefit)

Our reported effective income tax rate on pre-tax loss was 69.8% for the three months ended March 26, 2017, compared to 10.8% on pre-tax income for the three months ended March 27, 2016. The tax rate for the three months ended March 26, 2017 was higher than the comparable rate in 2016 due to a shift from a pretax income position as of the first quarter of 2016 to a pretax loss position as of first quarter of 2017. In the case of a pretax loss, favorable permanent differences such as excess stock compensation and a favorable audit settlement that resulted in the release of tax reserves have the effect of increasing the tax benefit which, in turn, increases the effective tax rate.

Our quarterly effective rate is calculated in part based on the full year forecasted income, over 50% of which is expected to be generated in foreign jurisdictions where the income tax rate is lower than in the U.S.  This is similar to full year 2016, where the ratio of income earned in foreign jurisdictions to domestic income was higher than in 2014 and 2015. The lower domestic income is attributable to higher expenses domestically for corporate expenses related to public company costs, restructuring charges and asset impairments as compared with foreign jurisdictions. The recent changes in the mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic income have had the effect of decreasing our tax expense and our effective tax rate.

Net income (loss) and earnings (loss) per share

Net income (loss): Net loss was $2.1 million for the first quarter of 2017, compared to net income of $39.6 million for the same period in 2016. Adversely affecting net income for the first quarter of 2017 were severance-related charges of $11.9 million, facility consolidation and asset impairment charges of $4.5 million, and accelerated depreciation of $9.8 million. In addition, the provision for income taxes declined $9.8 million compared to the same period in 2016 due to the factors discussed above.

Diluted earnings (loss) per share: Diluted losses per share were $0.02 for the first quarter of 2017, compared to diluted earnings per share of $0.33 for the same period in 2016. The decrease in diluted earnings per share for the first quarter of 2017 compared to the same period in 2016 was primarily attributable to the net loss incurred in the first quarter of 2017 as discussed above.

Liquidity and Capital Resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility described below, are expected to provide sufficient liquidity to meet our requirements, including those for investments, expected dividends, and expected share repurchases. For strategic acquisitions, we will consider financing options as appropriate.

Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2017	2016
Net cash provided by operating activities	$31,054	$25,907
Net cash used for investing activities	(19,192)	(9,648)
Net cash used for financing activities	(36,582)	(21,429)
Effect of currency exchange rate change on cash	(122)	(654)
Net decrease in cash	$(24,842)	$(5,824)

Operating cash flows

Our net cash flow from operating activities was $31.1 million for the first quarter of 2017, an increase of $5.1 million compared to the same period in 2016. The increase in net cash flow from operating activities primarily resulted from the year-over-year decreased pension and other postretirement contributions of $30.3 million offset by changes in working capital of $11.5 million.

Investing cash flows

Cash flows used for investing activities totaled $19.2 million for the first quarter of 2017, primarily consisting of capital expenditures of $15.0 million and payments for investments of $4.5 million.

Cash flows used for investing activities totaled $9.6 million for the first quarter of 2016, primarily driven by capital expenditures of $10.2 million.

Financing cash flows

Cash flows used for financing activities totaled $36.6 million for the first quarter of 2017, primarily consisting of the payment of dividends to our shareholders of $18.2 million, the net repayments of borrowings under revolving credit agreement of $15.0 million and $3.5 million in payments for employee taxes withheld from stock awards.

Cash flows used for financing activities totaled $21.4 million for the first quarter of 2016, primarily due to the payment of dividends to our shareholders of $18.5 million and payments for employee taxes withheld from stock awards of $3.2 million.

Revolving credit facility

We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500 million. Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of March 26, 2017.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of March 26, 2017.

As of March 26, 2017, we had $385.0 million in outstanding borrowings under the Credit Facility and $12.1 million of letters of credit outstanding, leaving $102.9 million of availability remaining.

Additional information

On February 22, 2017, we declared a quarterly cash dividend of $0.16 per share of common stock. The dividend was paid on March 24, 2017 to shareholders of record as of the close of business on March 10, 2017.

In July 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on several factors, including share price and other corporate liquidity requirements. No shares were repurchased in the first quarter of 2017.

Results of Operations - Non-GAAP Information

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

We define our non-GAAP measures as follows:

•
Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges (6) acquisition-related expenses (including integration expenses), (7) facility consolidation and asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses and multi-employer pension withdrawals), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

•
Adjusted net income is a non-GAAP financial performance measure we use for calculating adjusted EPS. Adjusted net income is defined as net income before the adjustments we apply in calculating adjusted EPS as described below. We believe presenting adjusted net income is useful to enable investors to understand how we calculate adjusted EPS, which provides a useful view of the overall operation of our business. The most directly comparable GAAP financial measure is net income.

•
Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS, which may not be comparable to a similarly titled measure reported by other companies, as EPS before tax-affected (1) severance-related charges, (2) facility consolidation and asset impairment charges, (3) acquisition-related expenses (including integration expenses), and (4) other items (including certain business transformation expenses, litigation expenses and multi-employer pension withdrawals). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 19.25% and the U.S. of 38.7%. In addition, tax is adjusted for the impact of non-deductible acquisition costs. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

•
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

Discussion of non-GAAP financial results

Consolidated adjusted EBITDA: Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited Condensed Consolidated Statements of Income are presented below:

In thousands	Year-to-Date
	2017	2016	Change
Net income (loss) (GAAP basis)	$(2,079)	$39,596	***
Provision (benefit) for income taxes	(5,030)	4,781	***
Interest expense	4,255	1,855	***
Other non-operating items, net	3,887	3,971	(2%)
Operating income (loss) (GAAP basis)	1,033	50,203	(98%)
Severance-related charges	11,850	3,696	***
Acquisition-related expenses	1,023	1,851	(45%)
Facility consolidation and asset impairment charges	4,479	544	***
Other items	4,479	(1,200)	***
Depreciation	39,451	23,959	65%
Amortization	7,366	1,318	***
Adjusted EBITDA (non-GAAP basis)	$69,681	$80,371	(13%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $69.7 million in the first quarter of 2017, a 13% decrease compared to the same period in 2016. Adjusted EBITDA was unfavorably impacted by $3.0 million of foreign exchange rate changes as well as declines in print advertising and circulation revenues, primarily in the U.S. and U.K. local markets, partially offset by growth in local digital advertising revenues, the impact of contributions from acquired businesses and ongoing operating efficiencies.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited Condensed Consolidated Statements of Income are presented below:

In thousands, except per share data	Year-to-Date
	2017	2016	Change
Severance-related charges	$11,850	$3,696	***
Acquisition-related expenses	1,023	1,851	(45%)
Facility consolidation and asset impairment charges	14,418	607	***
Other Items	1,504	(1,200)	***
Pre-tax impact	28,795	4,954	***
Income tax impact of above items	(11,038)	(1,793)	***
Impact of items affecting comparability on net income	$17,757	$3,161	***

Net income (loss) (GAAP basis)	$(2,079)	$39,596	***
Impact of items affecting comparability on net income (loss)	17,757	3,161	***
Adjusted net income (non-GAAP basis)	$15,678	$42,757	(63%)

Earnings (loss) per share - diluted (GAAP basis)	$(0.02)	$0.33	***
Impact of items affecting comparability on net income (loss)	0.16	0.03	***
Adjusted earnings per share - diluted (non-GAAP basis)	$0.14	$0.36	(61%)
Diluted weighted average number of common shares outstanding (GAAP basis)	113,495	119,059	(5%)
Diluted weighted average number of common shares outstanding (non-GAAP basis)	115,273	119,059	(3%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.14 for the first quarter of 2017 compared to $0.36 for the same period in 2016. The decline in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

In thousands	Year-to-Date
	Mar. 26, 2017	Mar. 27, 2016
Weighted average number of shares outstanding - basic (GAAP basis)	113,495	116,311
Effect of dilutive securities (GAAP basis)
Restricted stock units	—	1,430
Performance share units	—	1,028
Stock options	—	290
Weighted average number of shares outstanding - diluted (GAAP basis)	113,495	119,059
Effect of dilutive securities (non-GAAP basis)
Restricted stock units	1,275	—
Performance share units	348	—
Stock options	155	—
Weighted average number of shares outstanding - diluted (non-GAAP basis)	115,273	119,059

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed Consolidated Statements of Cash Flow are presented below:

In thousands	Year-to-Date
	2017	2016
Net cash flow provided by operating activities (GAAP basis)	$31,054	$25,907
Capital expenditures	(15,040)	(10,153)
Free cash flow (non-GAAP basis)	$16,014	$15,754

Free cash flow increased slightly by $0.2 million from 2016 to 2017. This increase was attributable to net cash flow from operating activities of $31.1 million in 2017, up $5.1 million compared to the prior year primarily attributable the year-over-year decreased pension and other postretirement contributions of $30.3 million offset by changes in working capital of $11.5 million. There was an increase of $4.9 million in cash outflows for capital expenditures during 2017 compared to the prior year.

Off-Balance Sheet Arrangements

As of March 26, 2017, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance, and other matters. Forward-looking statements include all statements that are not historical facts. The words "believe," "expect," "estimate," "could," "should," "intend," "may," "plan," "seek," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements" which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to many risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management, is expressed in good faith, and is believed to have a reasonable basis. However, there can be no assurance the expectation or belief will result, be achieved, or be accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events, or circumstances occurring after the date of this report. Factors, risks, trends, and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the statements made under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2016 Annual Report on Form 10-K, and the following other factors, risks, trends and uncertainties:

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

•	Our ability to protect our intellectual property or defend successfully against infringement claims;

•	Our ability to attract and retain talent;

•	Labor relations, including, but not limited to, labor disputes which may cause business interruptions, revenue declines or increased labor costs;

•	Risks associated with our underfunded pension plans;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe our market risk from financial instruments, such as accounts receivable and accounts payable, is not material. We are exposed to foreign exchange rate risk due to our operations in the U.K., for which the British pound sterling is the functional currency. If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $1.3 million for the first quarter of 2017. In addition, our ReachLocal subsidiary has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, the Canadian dollar, the European euro, the Japanese yen, the Indian rupee, the Mexican peso, New Zealand dollar, Singapore dollar and the Brazilian real. A 10% fluctuation in these currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.3 million for the first quarter of 2017. Translation gains or losses affecting the Condensed Consolidated Statements of Income have not been significant in the past.

While we are exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility, the interest expense on such borrowings and interest-bearing assets and liabilities on which we recognize imputed interest are not material. Therefore, we were not, nor would we have been, significantly impacted by changes in interest rates.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 26, 2017 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our 2016 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in the "Risk Factors" section of our 2016 Annual Report on Form 10-K.

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

Date: May 3, 2017	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 26, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 26, 2017 and December 25, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the fiscal quarters ended March 26, 2017 and March 27, 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended March 26, 2017 and March 27, 2016, (iv) Unaudited Condensed Consolidated Cash Flow Statements for the fiscal quarters ended March 26, 2017 and March 27, 2016, and (v) Unaudited Notes to Condensed Consolidated Financial Statements
Attached.