Form 10-Q
period 2017-06-25
Gannett Co., Inc.
filed 2017-08-03
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 28, 2017, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 113,695,608.

INDEX TO GANNETT CO., INC.
Q2 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Jun. 25, 2017	Dec. 25, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$126,940	$114,324
Accounts receivable, net of allowance for doubtful accounts of $9,371 and $10,317	317,843	358,041
Other current assets	142,758	131,141
Total current assets	587,541	603,506
Property, plant and equipment, at cost net of accumulated depreciation of $1,457,313 and $1,481,897	981,891	1,087,701
Goodwill	726,424	698,288
Intangible assets, net	157,653	154,644
Deferred income taxes	196,345	218,232
Investments and other assets	70,261	82,310
Total assets	$2,720,115	$2,844,681

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$377,637	$438,724
Deferred income	137,351	133,263
Total current liabilities	514,988	571,987
Income taxes	15,790	25,467
Postretirement medical and life insurance liabilities	83,224	90,134
Pension liabilities	710,201	739,262
Long-term portion of revolving credit facility	385,000	400,000
Other noncurrent liabilities	160,422	161,070
Total liabilities	1,869,625	1,987,920
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 117,417,393 shares issued at Jun. 25, 2017 and 116,624,726 shares issued at Dec. 25, 2016	1,174	1,166
Treasury stock at cost, 3,750,000 shares	(32,667)	(32,667)
Additional paid-in capital	1,776,970	1,769,905
Retained earnings (deficit)	(37,661)	1,269
Accumulated other comprehensive loss	(857,326)	(882,912)
Total equity	850,490	856,761
Total liabilities and equity	$2,720,115	$2,844,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended		Six months ended
	Jun. 25, 2017	Jun. 26, 2016	Jun. 25, 2017	Jun. 26, 2016

Operating revenues:
Advertising	$445,214	$409,834	$880,729	$761,055
Circulation	273,676	287,586	556,962	550,289
Other	55,617	51,371	110,273	96,815
Total operating revenues	774,507	748,791	1,547,964	1,408,159

Operating expenses:
Cost of sales and operating expenses	485,609	484,824	994,032	902,780
Selling, general and administrative expenses	210,413	203,103	423,118	368,491
Depreciation	43,681	29,292	83,132	53,251
Amortization	8,169	1,640	15,535	2,958
Facility consolidation and asset impairment charges	16,131	3,943	20,610	4,487
Total operating expenses	764,003	722,802	1,536,427	1,331,967
Operating income	10,504	25,989	11,537	76,192

Non-operating expenses:
Interest expense	(3,454)	(3,001)	(7,709)	(4,857)
Other non-operating items, net (see Note 1)	(5,301)	(1,908)	(9,188)	(5,878)
Total non-operating expenses	(8,755)	(4,909)	(16,897)	(10,735)

Income (loss) before income taxes	1,749	21,080	(5,360)	65,457
Provision (benefit) for income taxes	2,236	8,599	(2,794)	13,380
Net income (loss)	$(487)	$12,481	$(2,566)	$52,077

Earnings (loss) per share – basic	$(0.00)	$0.11	$(0.02)	$0.45
Earnings (loss) per share – diluted	$(0.00)	$0.10	$(0.02)	$0.44
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended		Six months ended
	Jun. 25, 2017	Jun. 26, 2016	Jun. 25, 2017	Jun. 26, 2016

Net income (loss)	$(487)	$12,481	$(2,566)	$52,077
Other comprehensive income, before tax:
Foreign currency translation adjustments	8,129	(16,024)	13,957	(39,073)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	759	675	1,511	1,069
Amortization of actuarial loss	18,478	15,775	36,223	31,187
Other	(9,077)	9,215	(15,725)	30,523
Pension and other postretirement benefit items	10,160	25,665	22,009	62,779
Other comprehensive income, before tax	18,289	9,641	35,966	23,706
Income tax effect related to components of other comprehensive income	(5,044)	(7,081)	(10,380)	(16,972)
Other comprehensive income, net of tax	13,245	2,560	25,586	6,734
Comprehensive income	$12,758	$15,041	$23,020	$58,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Six months ended
	Jun. 25, 2017	Jun. 26, 2016

Operating activities:
Net income (loss)	$(2,566)	$52,077
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	98,667	56,209
Facility consolidation and asset impairment charges	20,610	4,487
Pension and other postretirement expenses, net of contributions	(7,082)	(40,548)
Equity (income) loss in unconsolidated investees, net	863	(1,610)
Stock-based compensation	10,059	10,071
Change in other assets and liabilities, net	8,993	12,655
Net cash provided by operating activities	129,544	93,341
Investing activities:
Capital expenditures	(29,831)	(26,136)
Payments for acquisitions, net of cash acquired	(31,459)	(260,529)
Payments for investments	(2,414)	(8,652)
Proceeds from sale of certain assets	3,200	10,418
Changes in other investing activities	52	—
Net cash used for investing activities	(60,452)	(284,899)
Financing activities:
Dividends paid	(36,364)	(55,784)
Proceeds from issuance of common stock upon settlement of stock awards	560	404
Payments for employee taxes withheld from stock awards	(3,607)	(3,328)
Proceeds from borrowings under revolving credit agreement	35,000	250,000
Repayments of borrowings under revolving credit agreement	(50,000)	(50,000)
Changes in other financing activities	(395)	—
Net cash (used for) provided by financing activities	(54,806)	141,292
Effect of currency exchange rates change on cash	(1,670)	(2,304)
Increase (decrease) in cash and cash equivalents	12,616	(52,570)
Balance of cash and cash equivalents at beginning of period	114,324	196,696
Balance of cash and cash equivalents at end of period	$126,940	$144,126

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(16,518)	$22,809
Cash paid for interest	$9,204	$4,242
Non-cash investing and financing activities:
Accrued capital expenditures	$1,907	$7,141
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. (Gannett, our, us, and we) is a next-generation media company that empowers communities to connect, act, and thrive. Gannett owns ReachLocal, Inc. (an international digital marketing solutions company that recently acquired SweetIQ Analytics Corp. (SweetIQ)), the USA TODAY NETWORK (made up of USA TODAY (USAT) and 109 local media organizations in 34 states in the U.S. and Guam), and Newsquest (a wholly owned subsidiary with more than 160 local media brands in the U.K.). Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform, and helps clients connect with the consumers they seek to help grow their businesses.

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

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first six months of 2017:

Inventory: We adopted Financial Accounting Standards Board (FASB) guidance that requires entities using the first-in, first-out inventory costing method to subsequently value inventory at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The impact of adopting this guidance was not material to our consolidated financial results.

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

As a result of adopting this guidance, total operating expenses decreased $5.7 million and $10.5 million for the three and six months ended June 25, 2017, respectively. For the three and six months ended June 26, 2016, total operating expenses decreased $2.0 million and $4.7 million, respectively. Cost of sales decreased $3.1 million and $6.0 million for the three and six months ended June 25, 2017, respectively, while selling, general, and administrative expenses decreased $2.6 million and $4.5 million, respectively. For the three and six months ended June 26, 2016, cost of sales decreased $1.7 million and $3.4 million, respectively, while selling, general, and administrative expenses decreased $0.3 million and $1.3 million, respectively. Net income, retained earnings, and earnings per share for both years remained unchanged.

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial position:

Revenue from Contracts with Customers: In August 2014, the FASB issued a new revenue standard, "Revenue from Contracts with Customers," which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and is effective for fiscal years beginning after December 31, 2017. The core principle contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required.

In April and May 2016, the FASB also issued clarifying updates to the new standard specifically to address certain core principles including the identification of performance obligations, licensing guidance, the assessment of the collectability criterion, the presentation of taxes collected from customers, non-cash considerations, contract modifications, and completed contracts at transition.

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

To date, we have made progress in our assessment of the impact of adopting this new guidance, and initial steps towards implementation have been taken. Our approach to implementation has consisted of (1) performing a bottoms-up analysis of the impact of the standard on our portfolio of contracts, (2) reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our existing revenue contracts, and (3) meeting with key stakeholders across the organization to discuss the impact of the standard on our existing contracts. We expect material impacts to the content and structure of our financial statements in the form of enhanced disclosures. Our preliminary evaluation and conclusions are subject to change as our assessment continues to progress as well as in the event additional updates to the standards are promulgated. Our full evaluation is expected to be completed and finalized during the fourth quarter of 2017.

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

NOTE 2 — Acquisitions

SweetIQ: In April 2017, our ReachLocal subsidiary completed the acquisition of SweetIQ for approximately $31.6 million, net of cash acquired. SweetIQ has a platform that provides services which enable customers to launch and execute marketing campaigns to convert online searches to in-store foot traffic. SweetIQ's customers include businesses with multi location brands and agencies that target local marketing.

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed as well as the acquired deferred income tax assets and liabilities and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows: goodwill of $20.5 million, intangible assets of $15.2 million, noncurrent assets of $0.6 million, noncurrent liabilities of $3.5 million, and positive net working capital of $0.3 million. We do not expect the purchase price allocated to goodwill and intangibles to be deductible for tax purposes. Goodwill associated with the acquisition of SweetIQ is allocated entirely to the ReachLocal segment.

ReachLocal: In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal for approximately $162.5 million, net of cash acquired. We financed the transaction by borrowing $175.0 million under our credit facility as well as with available cash.

ReachLocal offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to local businesses. It delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed as well as the acquired deferred income tax assets and liabilities and assumed income and non-income based tax liabilities. Measurement-period adjustments of $1.2 million were recognized during the period primarily related to deferred income taxes. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

In thousands
Cash acquired	$13,195
Other current assets	15,058
Property, plant and equipment	13,486
Intangible assets	88,500
Goodwill	120,716
Other noncurrent assets	9,852
Total assets acquired	260,807
Current liabilities	63,005
Noncurrent liabilities	22,059
Total liabilities assumed	85,064
Net assets acquired	$175,743

Acquired property, plant, and equipment is depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill associated with the acquisition of ReachLocal is allocated entirely to the ReachLocal segment. We do not expect the purchase price allocated to goodwill and trade names to be deductible for tax purposes.

ReachLocal, including SweetIQ, is a separate segment, and its results of operations are provided in Note 11 — Segment reporting.

Assets of North Jersey Media Group: In July 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. (NJMG) for approximately $39.3 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald.

The purchase price, based on management's preliminary estimates, was allocated to the tangible assets and identified intangible assets acquired and liabilities assumed based on their estimated fair values. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows: property, plant, and equipment of $26.0 million, goodwill of $8.1 million, intangible assets of $7.2 million, noncurrent assets of $1.0 million, noncurrent liabilities of $0.3 million, and negative net working capital of $2.7 million. Any goodwill recognized related to the acquisition of NJMG is allocated to the publishing segment.

Journal Media Group: In April 2016, we completed the acquisition of 100% of the outstanding common stock of Journal Media Group, Inc. (JMG) for approximately $260.6 million, net of cash acquired. Further, approximately $2.3 million of the purchase price paid was treated as post-acquisition expense for accounting purposes. We financed the transaction by borrowing $250.0 million under our credit facility as well as with available cash.

JMG is a media company with print and digital publishing operations serving 15 U.S. markets in nine states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis. The acquisition expanded our print and digital publishing operations domestically.

The allocation of the purchase price was based upon estimated fair values. The determination of the fair value of the assets acquired and liabilities assumed has been completed and the final allocation of the purchase price is as follows:

In thousands
Cash acquired	$36,825
Other current assets	54,571
Property, plant and equipment	264,357
Intangible assets	42,880
Goodwill	25,258
Other noncurrent assets	3,825
Total assets acquired	427,716
Current liabilities	71,519
Noncurrent liabilities	61,151
Total liabilities assumed	132,670
Net assets acquired	$295,046

Acquired property, plant, and equipment is depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Any goodwill recognized related to the acquisition of JMG was allocated to the publishing segment. The purchase price allocated to goodwill and mastheads was not deductible for tax purposes.

JMG revenues were $94.8 million and $196.7 million for the three and six months ended June 25, 2017, respectively. JMG was integrated into our publishing segment and, as a result, it is not practicable to determine standalone earnings for 2017.

Pro forma information: The following table sets forth unaudited pro forma results of operations assuming the ReachLocal, NJMG, and JMG acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of 2016:

Six months ended
In thousands; unaudited	Jun. 26, 2016
Total revenues	$1,737,315
Net income	$29,412
Earnings per share - diluted	$0.25

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

NOTE 3 — Restructuring activities and asset impairment charges

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations, including those of recently acquired entities.

Severance-related expenses: We recorded severance-related expenses of $4.7 million in costs of sales and operating expenses and $3.7 million in selling, general, and administrative expenses for the three months ended June 25, 2017. Of these expenses, $5.3 million related to the publishing segment and $2.8 million related to corporate and other. The remainder is captured within our ReachLocal segment.

We recorded severance-related expenses of $15.0 million in costs of sales and operating expenses and $3.0 million in selling, general, and administrative expenses during the three months ended June 26, 2016. These expenses all related to the publishing segment.

We recorded severance-related expenses of $13.4 million in costs of sales and operating expenses and $6.9 million in selling, general, and administrative expenses for the six months ended June 25, 2017. Of these expenses, $15.8 million related to the publishing segment and $4.2 million related to corporate and other. The remainder is captured within our ReachLocal segment.

We recorded severance-related expenses of $18.0 million in costs of sales and operating expenses and $3.7 million in selling, general, and administrative expenses during the six months ended June 26, 2016. These expenses all related to the publishing segment.

The activity and balance of the severance-related liabilities are as follows:

In thousands	Severance Activities
Balance at Dec. 25, 2016	$18,651
Expense	20,265
Payments	(28,476)
Balance at Jun. 25, 2017	$10,440

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

We recorded pre-tax charges for facility consolidations and asset impairments of $16.1 million and $3.9 million for the three months ended June 25, 2017 and June 26, 2016, respectively. In addition, we incurred accelerated depreciation of $13.8 million for the three months ended June 25, 2017, which is included in depreciation expense. No accelerated deprecation was incurred for the three months ended June 26, 2016. These expenses all related to the publishing segment.

We recorded pre-tax charges for facility consolidations and asset impairments of $20.6 million and $4.5 million for the six months ended June 25, 2017 and June 26, 2016, respectively. In addition, we incurred accelerated depreciation of $23.6 million for the six months ended June 25, 2017, which is included in depreciation expense. No accelerated deprecation was incurred for the six months ended June 26, 2016. These expenses all related to the publishing segment.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of June 25, 2017.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of June 25, 2017.

As of June 25, 2017, we had $385.0 million in outstanding borrowings under the Credit Facility and $12.1 million of letters of credit outstanding, leaving $102.9 million of availability remaining.

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

Retirement plan costs include the following components:

In thousands	Three months ended
	Jun. 25, 2017		Jun. 26, 2016
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost-benefits earned during the period	$400	$26	$727	$34
Non-operating expenses:
Interest cost on benefit obligation	27,595	863	31,287	887
Expected return on plan assets	(41,961)	—	(46,668)	—
Amortization of prior service cost	1,675	(916)	1,685	(1,010)
Amortization of actuarial loss (gain)	18,551	(73)	15,961	(186)
Total non-operating expenses (credit)	5,860	(126)	2,265	(309)
Total expense for retirement plans	$6,260	$(100)	$2,992	$(275)

	Six months ended
	Jun. 25, 2017		Jun. 26, 2016
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost-benefits earned during the period	$1,220	$78	$1,628	$97
Non-operating expenses:
Interest cost on benefit obligation	55,374	1,804	63,718	1,874
Expected return on plan assets	(84,378)	—	(93,148)	—
Amortization of prior service cost	3,335	(1,824)	3,329	(2,260)
Amortization of actuarial loss	36,171	52	31,123	64
Total non-operating expenses (credit)	10,502	32	5,022	(322)
Total expense for retirement plans	$11,722	$110	$6,650	$(225)

Pursuant to our adoption of new guidance surrounding the presentation of net periodic benefit costs as discussed in Note 1 — Basis of presentation and summary of significant accounting policies, net periodic benefit costs other than service costs are now included in the Other non-operating items, net line in the unaudited Condensed Consolidated Statements of Income (Loss).

During the six months ended June 25, 2017, we contributed $14.1 million to our pension plans. We expect to contribute approximately $25.0 million to the GRP in each of the fiscal years 2017 through 2020 and $15.0 million in 2021. We also expect to contribute approximately £15.0 million per year to the Newsquest Pension Scheme from 2017 through 2022.

NOTE 6 — Income taxes

Our reported effective income tax rate on pre-tax income was 127.9% for the three months ended June 25, 2017, compared to 40.8% on pre-tax income for the three months ended June 26, 2016. The tax rate for the three months ended June 25, 2017 was attributable to both income mix changes and the inability to benefit from the tax losses being generated by ReachLocal's foreign operations.

Our reported effective income tax rate on pre-tax loss was 52.1% for the six months ended June 25, 2017, compared to 20.4% on pre-tax income for the six months ended June 26, 2016. The increase in our effective tax rate is primarily attributable to the swing from a pretax income position to a pretax loss position and a smaller benefit from share based compensation generated during the first six months of 2017 compared to the same period in 2016 and other 2017 non-recurring tax beneficial items.

Our quarterly effective rate is calculated in part based on the full year forecasted income, over 50% of which is expected to be generated in foreign jurisdictions where the income tax rate is lower than in the U.S. This is similar to full year 2016, where the ratio of income earned in foreign jurisdictions to domestic income was higher than in 2014 and 2015. The lower domestic income is attributable to higher expenses domestically for corporate expenses related to public company costs, restructuring charges and asset impairments as compared with foreign jurisdictions. The recent changes in the mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic income have had the effect of decreasing our tax expense.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $13.9 million as of June 25, 2017 and $17.3 million as of December 25, 2016. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.9 million as of June 25, 2017 and $3.8 million as of December 25, 2016.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by approximately $2.4 million within the next 12 months primarily due to lapses of statutes of limitations and settlements of ongoing audits in various jurisdictions.

NOTE 7 — Supplemental equity information

The following table summarizes equity account activity:

In thousands	Six months ended
	Jun. 25, 2017	Jun. 26, 2016
Balance at beginning of period	$856,761	$1,058,576
Comprehensive income:
Net income	(2,566)	52,077
Other comprehensive income	25,586	6,734
Total comprehensive income	23,020	58,811
Dividends declared	(36,364)	(37,283)
Stock-based compensation	10,059	10,071
Other activity	(2,986)	15,364
Balance at end of period	$850,490	$1,105,539

The following table summarizes the components of, and the changes in, Accumulated other comprehensive loss (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at Dec. 25, 2016	$(1,183,196)	$300,284	$(882,912)
Other comprehensive income (loss) before reclassifications	(12,639)	13,957	1,318
Amounts reclassified from accumulated other comprehensive income	24,268	—	24,268
Other comprehensive income	11,629	13,957	25,586
Balance at Jun. 25, 2017	$(1,171,567)	$314,241	$(857,326)

Balance at Dec. 27, 2015	$(1,058,234)	$384,810	$(673,424)
Other comprehensive income (loss) before reclassifications	25,057	(39,073)	(14,016)
Amounts reclassified from accumulated other comprehensive loss	20,750	—	20,750
Other comprehensive income (loss)	45,807	(39,073)	6,734
Balance at Jun. 26, 2016	$(1,012,427)	$345,737	$(666,690)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 5 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended		Six months ended
	Jun. 25, 2017	Jun. 26, 2016	Jun. 25, 2017	Jun. 26, 2016
Amortization of prior service credit, net	$759	$675	$1,511	$1,069
Amortization of actuarial loss	18,478	15,775	36,223	31,187
Total reclassifications, before tax	19,237	16,450	37,734	32,256
Income tax effect	(6,867)	(5,876)	(13,466)	(11,506)
Total reclassifications, net of tax	$12,370	$10,574	$24,268	$20,750

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

As of June 25, 2017 and December 25, 2016, assets and liabilities measured or disclosed at fair value on a recurring basis primarily consist of pension plan assets and our revolving credit facility. The carrying value of our revolving credit facility approximates the fair value and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a non-recurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements or third party valuation experts when certain circumstances arise. Assets held for sale totaled $34.3 million as of June 25, 2017 and $4.5 million as of December 25, 2016.

NOTE 9 — Commitments, contingencies and other matters

Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The settlements are reflected in our financial statements as of June 25, 2017 and were not material to our results of operations, financial position, or cash flows.

Environmental contingency: In 2011, the Advertiser Company (Advertiser), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2015, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site.  The U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

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

NOTE 10 — Earnings (loss) per share

The following table is a reconciliation of weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (EPS):

In thousands, except per share data	Three months ended		Six months ended
	Jun. 25, 2017	Jun. 26, 2016	Jun. 25, 2017	Jun. 26, 2016
Net income (loss)	$(487)	$12,481	$(2,566)	$52,077

Weighted average number of shares outstanding - basic	113,652	116,516	113,574	116,414
Effect of dilutive securities
Restricted stock units	—	1,642	—	1,536
Performance share units	—	954	—	991
Stock options	—	265	—	277
Weighted average number of shares outstanding - diluted	113,652	119,377	113,574	119,218

Earnings (loss) per share - basic	$(0.00)	$0.11	$(0.02)	$0.45
Earnings (loss) per share - diluted	$(0.00)	$0.10	$(0.02)	$0.44

For the three and six months ended June 25, 2017, all outstanding common stock equivalents were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive due to the net loss for the periods. Approximately 252,000 and 188,000 shares were excluded from the computation of diluted EPS for the three and six months ended June 26, 2016 because their effect would have been anti-dilutive.

On May 10, 2017, we declared a dividend of $0.16 per share of common stock, which was paid on June 19, 2017, to shareholders of record as of the close of business on June 5, 2017. Furthermore, on July 20, 2017, we declared a second dividend of $0.16 per share of common stock, payable on September 18, 2017, to shareholders of record as of the close of business on September 1, 2017.

NOTE 11 — Segment reporting
We define our reportable segments based on the way the chief operating decision maker (CODM), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•
Publishing, which consists of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include retail, classified, and national advertising revenues consisting of both print and digital advertising, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, and single copy sales, and other revenues from commercial printing and distribution arrangements. The publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and the U.K.

•
ReachLocal, which consists of our ReachLocal digital marketing solutions subsidiaries and SweetIQ. The results of this segment include advertising revenues from our search and display services and other revenues related to web presence and software solutions provided by ReachLocal.

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

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

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

The following tables present our segment information:

In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Three months ended Jun. 25, 2017
Advertising - external sales	$369,001	$76,213	$—	$—	$445,214
Advertising - intersegment sales	3,959	—	—	(3,959)	—
Circulation	273,676	—	—	—	273,676
Other - external sales	44,863	9,713	1,041	—	55,617
Other - intersegment sales	681	—	—	(681)	—
Total revenues	$692,180	$85,926	$1,041	$(4,640)	$774,507

Adjusted EBITDA	$104,120	$1,217	$(21,683)	$—	$83,654

Three months ended Jun. 26, 2016
Advertising	$409,834	$—	$—	$—	$409,834
Circulation	287,586	—	—	—	287,586
Other	50,652	—	719	—	51,371
Total revenues	$748,072	$—	$719	$—	$748,791

Adjusted EBITDA	$114,269	$—	$(22,619)	$—	$91,650

In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Six months ended Jun. 25, 2017
Advertising - external sales	$734,086	$146,695	$(52)	$—	$880,729
Advertising - intersegment sales	3,959	—	—	(3,959)	—
Circulation	556,962	—	—	—	556,962
Other - external sales	91,416	16,796	2,061	—	110,273
Other - intersegment sales	681	—	—	(681)	—
Total revenues	$1,387,104	$163,491	$2,009	$(4,640)	$1,547,964

Adjusted EBITDA	$195,784	$4,363	$(46,812)	$—	$153,335

Six months ended Jun. 26, 2016
Advertising	$761,055	$—	$—	$—	$761,055
Circulation	550,289	—	—	—	550,289
Other	94,707	—	2,108	—	96,815
Total revenues	$1,406,051	$—	$2,108	$—	$1,408,159

Adjusted EBITDA	$211,790	$—	$(39,769)	$—	$172,021

Pursuant to our adoption of new guidance surrounding the presentation of net periodic benefit costs as discussed in Note 1 — Basis of presentation and summary of significant accounting policies, net periodic benefit costs other than service costs are now included in the "Other non-operating items, net" line in the unaudited Condensed Consolidated Statements of Income (Loss). As a result of adopting this guidance, second quarter 2017 adjusted EBITDA increased $5.7 million. Similarly, second quarter 2016 adjusted EBITDA increased $2.0 million. In addition, year-to-date 2017 adjusted EBITDA increased $10.5 million while year-to-date 2016 adjusted EBITDA increased $4.7 million.

We changed certain corporate allocations at the beginning of fiscal year 2017 and retrospectively applied that change.

The following table presents our reconciliation of adjusted EBITDA to net income:

In thousands	Three months ended		Six months ended
	Jun. 25, 2017	Jun. 26, 2016	Jun. 25, 2017	Jun. 26, 2016
Net income (loss) (GAAP basis)	$(487)	$12,481	$(2,566)	$52,077
Provision (benefit) for income taxes	2,236	8,599	(2,794)	13,380
Interest expense	3,454	3,001	7,709	4,857
Other non-operating items, net	5,301	1,908	9,188	5,878
Operating income (GAAP basis)	10,504	25,989	11,537	76,192
Severance-related charges	8,415	17,998	20,265	21,694
Acquisition-related expenses	1,570	12,788	2,593	14,639
Facility consolidation and asset impairment charges	16,131	3,943	20,610	4,487
Other items	(4,816)	—	(337)	(1,200)
Depreciation	43,681	29,292	83,132	53,251
Amortization	8,169	1,640	15,535	2,958
Adjusted EBITDA (non-GAAP basis)	$83,654	$91,650	$153,335	$172,021

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, net, interest expense, other non-operating items, net, and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

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

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is a next-generation media company that empowers communities to connect, act, and thrive. Gannett owns ReachLocal (an international digital marketing solutions company that includes SweetIQ), the USA TODAY NETWORK (made up of USA TODAY (USAT), its digital sites and affiliates, and 109 local media organizations in 34 states in the U.S. and Guam), and Newsquest (a wholly owned subsidiary operating in the U.K. with more than 160 local media brands).

The USA TODAY NETWORK is the largest local to national media network in the U.S. The network is powered by an integrated and award-winning news organization comprised of more than 3,300 journalists with deep roots in 109 local communities, plus USA TODAY, and a combined reach of more than 109 million visitors monthly. There have been more than 24 million downloads of USA TODAY's award-winning app on mobile devices and 4 million downloads of apps associated with our local publications. In addition, Newsquest is a digital leader in the U.K. where its network of websites attracts over 26 million unique visitors monthly. With more than 120 markets in the U.S. and the U.K., Gannett is known for Pulitzer Prize-winning newsrooms, powerhouse brands such as USA TODAY, and specialized media properties.

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

ReachLocal provides and sells online marketing products to local businesses. ReachLocal offers search engine marketing and optimization, display and social advertising, listing management, software-as-a-service, and web presence, as well as other products and solutions.

Certain Matters Affecting Current and Future Operating Results

The following items affect period-over-period comparisons from 2016 and will continue to affect period-over-period comparisons for future results:

Acquisitions

•
SweetIQ – In April 2017, we completed the acquisition of SweetIQ Analytics Corp. (SweetIQ) for approximately $31.6 million, net of cash acquired. SweetIQ has a platform that provides services which enable customers to launch and execute marketing campaigns to convert online searches to in-store foot traffic. SweetIQ's customers include businesses with multi location brands and agencies that target local marketing.

•
ReachLocal – In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal for approximately $162.5 million, net of cash acquired. ReachLocal offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to local businesses. In connection with the ReachLocal acquisition, we established a newly formed separate reportable segment that reflects its results since the acquisition date.

•
Certain assets of North Jersey Media Group (NJMG) – In July 2016, we completed the acquisition of certain assets of NJMG for approximately $39.3 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market.

•
Journal Media Group (JMG) – In April 2016, we completed the acquisition of 100% of the outstanding common stock of JMG for approximately $260.6 million, net of cash acquired. JMG is a media company with print and digital publishing operations serving 15 U.S. markets in 9 states.

In the Results of Operations discussion below within the publishing segment, JMG and NJMG are considered 2016 publishing acquisitions.

Restructuring

Over the past several years, we have engaged in a series of individual restructuring programs, designed to right size our employee base, consolidate facilities and improve operations, including those of recently acquired entities.

•
Facility consolidation and asset impairment charges – Facility consolidation and other cost savings plans led us to recognize asset impairment charges, shutdown costs, and charges associated with revising the useful lives of certain assets over a shortened period. As part of our plans, we are selling certain assets which we have classified as held-for-sale and reduced the carrying values to equal the fair value less cost to dispose. We recorded pre-tax charges for facility consolidations and asset impairments of $16.1 million and $3.9 million for the second quarter of 2017 and the second quarter of 2016, respectively, and $20.6 million and $4.5 million year-to-date 2017 and 2016, respectively. In addition, we incurred accelerated depreciation of $13.8 million and $23.6 million for the three and six months ended June 25, 2017, respectively. No accelerated deprecation was incurred for the three and six months ended June 26, 2016.

•
Severance-related expenses – During 2017 and 2016, we initiated various cost reducing actions associated with our facility consolidation and other cost efficiency efforts that are severance related, of which we incurred $8.4 million and $18.0 million for the second quarter of 2017 and 2016, respectively, and $20.3 million and $21.7 million year-to-date 2017 and 2016, respectively.

Other

•
Foreign currency – Our earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. With respect to Newsquest, results for the second quarter of 2017 were translated from the British pound sterling to U.S. dollars at an average rate of 1.28 compared to 1.44 for the comparable period last year. This 11% decline in the exchange rate unfavorably impacted second quarter 2017 revenue comparisons by approximately $9.1 million. Newsquest results for the six months ended June 25, 2017 were translated from the British pound sterling to U.S. dollars at an average rate of 1.26 compared to 1.44 for the comparable period last year. Impacts stemming from foreign currency translation gains and losses for ReachLocal are immaterial to date.

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

Selective acquisitions or dispositions, leveraging our revenue opportunities, and digital innovation will supplement our operating results. Furthermore, total operating expenses excluding acquisitions and restructuring charges are expected to decrease in comparison to 2016 as a result of lower spending due to potential headcount and cost reductions and efficiency gains as well as lower newsprint expenses as consumption continues to decline.

Results of Operations

A summary of our segment results is presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2017	2016	Change	2017	2016	Change
Operating revenues:
Publishing	$692,180	$748,072	(7%)	$1,387,104	$1,406,051	(1%)
ReachLocal	85,926	—	100%	163,491	—	100%
Corporate and Other	1,041	719	45%	2,009	2,108	(5%)
Intersegment eliminations	(4,640)	—	100%	(4,640)	—	100%
Total operating revenues	774,507	748,791	3%	1,547,964	1,408,159	10%
Operating expenses:
Publishing	639,974	682,854	(6%)	1,291,379	1,267,995	2%
ReachLocal	93,815	—	100%	176,152	—	100%
Corporate and Other	34,854	39,948	(13%)	73,536	63,972	15%
Intersegment eliminations	(4,640)	—	100%	(4,640)	—	100%
Total operating expenses	764,003	722,802	6%	1,536,427	1,331,967	15%
Operating income	10,504	25,989	(60%)	11,537	76,192	(85%)
Non-operating expense	(8,755)	(4,909)	78%	(16,897)	(10,735)	57%
Income (loss) before income taxes	1,749	21,080	(92%)	(5,360)	65,457	***
Provision (benefit) for income taxes	2,236	8,599	(74%)	(2,794)	13,380	***
Net income (loss)	$(487)	$12,481	***	$(2,566)	$52,077	***

Diluted earnings (loss) per share	$(0.00)	$0.10	***	$(0.02)	$0.44	***
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

In the comparisons of the publishing operating revenues and expenses, amounts specifically attributed to our 2016 publishing acquisitions reflect only those revenues or expenses from the beginning of fiscal year 2017 through the first-year anniversary of their applicable acquisition date, all of which amounts are excluded from our calculations of "same store" publishing results.

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

Our ReachLocal segment generates advertising revenue through search and display services and other services ranging from search optimization to social media. Other revenues are attributable to web presence, listings and software-as-a-service solutions.

Quarter ended June 25, 2017 versus quarter ended June 26, 2016

Total operating revenues were $774.5 million in the second quarter of 2017, an increase of 3% from the same period in 2016 primarily attributable to revenues from our ReachLocal acquisition of $85.9 million and 2016 publishing acquisitions of $33.2 million. Partially offsetting the impact of acquisitions was the continued softness for our publishing segment in same store advertising revenues and declining trends in circulation revenues of $52.1 million and $21.3 million, respectively. Foreign currency rate fluctuations negatively affected publishing revenues by $9.1 million. In addition, intersegment sales of $4.6 million were eliminated.

Six months ended June 25, 2017 versus six months ended June 26, 2016

Total operating revenues were $1.55 billion in 2017, an increase of 10% from the same period in 2016 primarily attributable to revenues from our ReachLocal acquisition of $163.5 million and 2016 publishing acquisitions of $153.7 million. Partially offsetting the impact of acquisitions was the continued softness for our publishing segment in same store advertising revenues and declining trends in circulation revenues of $98.0 million and $42.4 million, respectively. Foreign currency rate fluctuations negatively affected publishing revenues by $20.5 million. In addition, intersegment sales of $4.6 million were eliminated.

Operating expenses:

Payroll and benefits are the largest component of our operating expenses. Other significant operating expenses include production and distribution costs.

Quarter ended June 25, 2017 versus quarter ended June 26, 2016

Total operating expenses increased 6% during the quarter to $764.0 million compared to the same period in 2016. ReachLocal operating expenses were $93.8 million in the second quarter of 2017. In addition, our 2016 publishing acquisitions contributed $33.4 million to this increase. The increase in expenses was partially offset by a decline in our same store publishing expenses of $70.2 million, which was primarily attributable to continued company-wide cost efficiency efforts and lower newsprint expenses. Foreign currency rate fluctuations also reduced publishing expenses by $7.0 million. In addition, corporate expenses decreased by $5.1 million and there were intersegment eliminations of $4.6 million. Also impacting operating expenses in the second quarter of 2017, and included in the above numbers, were severance-related charges of $8.4 million, accelerated depreciation of $13.8 million, facility consolidation and asset impairment charges of $16.1 million, and acquisition-related items of $1.6 million. Impacting the same period in the prior year were severance-related charges of $18.0 million, acquisition-related items of $12.8 million, and facility consolidation and asset impairment charges of $3.9 million.

Six months ended June 25, 2017 versus six months ended June 26, 2016

During the first six months of 2017, total operating expenses increased 15% to $1.54 billion compared to the same period in 2016. ReachLocal operating expenses were $176.2 million for the first six months of 2017. In addition, our 2016 publishing acquisitions contributed $156.1 million to this increase. The increase in expenses was partially offset by a decline in our same store publishing expenses of $115.1 million which was primarily attributed to continued company-wide cost efficiency efforts and lower newsprint expenses. Foreign currency rate fluctuations also reduced publishing expenses by $15.8 million. In addition, corporate expenses increased by $9.6 million and there were intersegment eliminations of $4.6 million. Also impacting the first six months of 2017, and included in the above numbers, were severance-related charges of $20.3 million, accelerated depreciation of $23.6 million, acquisition-related items of $2.6 million, and facility consolidation and asset impairment charges of $20.6 million. Impacting the same period in the prior year were severance-related charges (including the early retirement program) of $21.7 million, acquisition-related items of $14.6 million and facility consolidation and asset impairment charges of $4.5 million.

Publishing

In thousands	Quarter-to-Date			Year-to-Date
	2017	2016	Change	2017	2016	Change
Operating revenues:
Advertising	$372,960	$409,834	(9%)	$737,993	$761,055	(3%)
Circulation	273,676	287,586	(5%)	556,962	550,289	1%
Other	45,544	50,652	(10%)	92,149	94,707	(3%)
Total operating revenues	692,180	748,072	(7%)	1,387,104	1,406,051	(1%)
Operating expenses:
Cost of sales	435,934	482,607	(10%)	896,312	898,579	—%
Selling, general, and administrative expenses	150,271	169,194	(11%)	303,394	316,176	(4%)
Depreciation	36,344	25,470	43%	68,487	45,795	50%
Amortization	1,294	1,640	(21%)	2,576	2,958	(13%)
Facility consolidation and impairment charges	16,131	3,943	***	20,610	4,487	***
Total operating expenses	639,974	682,854	(6%)	1,291,379	1,267,995	2%
Operating income	$52,206	$65,218	(20%)	$95,725	$138,056	(31%)
*** Indicates an absolute value percentage change greater than 100.

Operating revenues:

Quarter ended June 25, 2017 versus quarter ended June 26, 2016

Advertising revenues were $373.0 million for the second quarter of 2017, a decrease of 9% compared to the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 13% due to lower print advertising demand consistent with general trends adversely impacting the publishing industry. This decline was partially offset by advertising revenues associated with our 2016 publishing acquisitions of $21.0 million. Foreign currency exchange rates also negatively affected advertising revenues by $5.8 million.

Digital advertising revenues were $99.5 million in the second quarter of 2017, an increase of 1% compared to the same period in 2016. Digital advertising revenues associated with our 2016 publishing acquisitions were $2.6 million. On a same store basis, digital advertising revenues remained flat, with increases in mobile display revenue offset by losses in the employment category. Foreign currency exchange rates negatively affected digital advertising revenues by $1.6 million.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues were $198.4 million in the second quarter of 2017, a decrease of 10% compared to the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 15% due to lower advertising demand in print publications. This decline was partially offset by retail advertising revenues associated with our 2016 publishing acquisitions of $14.0 million. Foreign currency exchange rates negatively affected retail advertising revenues by $2.5 million.

National advertising revenues were $49.4 million in the second quarter of 2017, a decrease of 2% compared to the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 4% due to lower advertising demand in print publications. This decline was partially offset by national advertising revenues associated with our 2016 publishing acquisitions of $1.2 million. Foreign currency exchange rates negatively affected national advertising revenues by $0.6 million.

Classified advertising revenues were $121.2 million in the second quarter of 2017, a decrease of 12% compared to the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 14% primarily due to declines in employment and automotive advertising revenues of $5.6 million and $5.4 million, respectively. This decline was partially offset by classified advertising revenues associated with our 2016 publishing acquisitions of $5.8 million. Foreign currency exchange rates negatively affected classified advertising revenues by $2.7 million.

Circulation revenues were $273.7 million in the second quarter of 2017, a decrease of 5% compared to the same period in 2016. This decrease is attributable to the decline in same store circulation revenues of 7%. Print circulation revenues on a same store basis were $212.5 million for the second quarter of 2017, a 4% decrease year over year due to reduction in volume, reflecting general industry trends. Digital circulation revenues on a same store basis were $53.8 million for the second quarter in 2017, an 18% decrease year over year due to a reduction in volume and fair value pricing. This decline was partially offset by circulation revenues associated with our 2016 publishing acquisitions of $9.9 million. Foreign currency exchange rates negatively affected circulation revenues by $2.5 million.

Commercial printing and other revenues were $45.5 million in the second quarter of 2017, a decrease of 10% compared to the same period in 2016. Other revenues accounted for approximately 7% of total publishing revenues for the quarter.

Six months ended June 25, 2017 versus six months ended June 26, 2016

Advertising revenues were $738.0 million for the first six months of 2017, a decrease of 3% compared to the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 13%, which reflects lower advertising demand consistent with general trends adversely impacting the publishing industry. This decline was partially offset by advertising revenues associated with our 2016 publishing acquisitions of $88.1 million. Foreign currency exchange rates negatively affected advertising revenues by $13.1 million.

Digital advertising revenues were $194.1 million for the first six months of 2017, an increase of 5% compared to the same period in 2016. This increase is attributable to digital advertising revenues associated with our 2016 publishing acquisitions of $10.7 million. Digital advertising revenues on a same store basis increased 1%, with increases in mobile display revenues offset by losses in the employment category. Foreign currency exchange rates negatively affected digital advertising revenues by $3.5 million.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues were $391.0 million for the first six months of 2017, a decrease of 2% compared to the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 15% due to lower advertising demand in print publications. This decline was partially offset by retail advertising revenues associated with our 2016 publishing acquisitions of $57.7 million. Foreign currency exchange rates negatively affected retail advertising revenues by $5.5 million.

National advertising revenues were $96.8 million for the first six months of 2017, a decrease of 4% compared to the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 7% due to lower advertising demand in print publications. This decline was partially offset by national advertising revenues associated with our 2016 publishing acquisitions of $3.9 million. Foreign currency exchange rates negatively affected national advertising revenues by $1.5 million.

Classified advertising revenues were $246.2 million for the first six months of 2017, a decrease of 5% compared to the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 13% due to decline in real estate, automotive, and employment advertising revenue of $6.6 million, $9.0 million, and $10.6 million, respectively, which reflect general trends in the newspaper industry. This decline was partially offset by classified advertising revenues associated with our 2016 publishing acquisitions of $26.5 million. Foreign currency exchange rates negatively affected classified advertising revenues by $6.2 million.

Circulation revenues were $557.0 million for the first six months of 2017, an increase of 1% compared to the same period in 2016. This increase is attributable to circulation revenues associated with our 2016 publishing acquisitions of $54.7 million. This increase was partially offset by a decline in circulation revenues on a same store basis of 8%. Print circulation revenues on a same store basis were $408.0 million for the first six months of 2017, a 4% decrease year over year due to a reduction in volume, reflecting general industry trends. Digital circulation revenues on a same store basis were $99.9 million for the first six months in 2017, a 21% decrease year over year due to a reduction in volume and fair value pricing. Foreign currency exchange rates negatively affected circulation revenues by $5.6 million.

Commercial printing and other revenues were $92.1 million for the first six months of 2017, a decrease of 3% compared to the same period in 2016. Other revenues accounted for 7% of total publishing revenues for the first six months of 2017.

Operating expenses:

Quarter ended June 25, 2017 versus quarter ended June 26, 2016

Cost of sales for the second quarter of 2017 decreased 10% to $435.9 million from the same period in 2016. Cost of sales on a same store basis decreased 14%, which was driven primarily by the decrease in newsprint costs and distribution and production efficiencies. Cost of sales associated with our 2016 publishing acquisitions were $25.1 million. In addition, foreign currency exchange rate fluctuations contributed to our decrease in cost of sales by $4.3 million. Newsprint costs on a same store basis of $27.9 million decreased 15% due to lower volume for newsprint. Also contributing to the decrease in cost of sales was a favorable assessment of a multi-employer pension liability of $7.8 million.

Total selling, general, and administrative expenses for the second quarter of 2017 decreased by 11% to $150.3 million from the same period in 2016. Selling, general, and administrative expenses on a same store basis decreased 14%, primarily attributable to continued company-wide cost efficiency efforts. Selling, general, and administrative expenses associated with our 2016 publishing acquisitions were $6.9 million. Foreign currency exchange rate fluctuations contributed to our decrease in selling, general, and administrative expenses by $2.4 million.

Severance-related expenses for the second quarter of 2017 totaled $5.3 million compared to $18.0 million from the same period in 2016. Of total severance-related expenses reported in the three months ended June 25, 2017, $4.4 million was reported as a component of cost of sales while $0.9 million was reported as a component of selling, general, and administrative expenses. Of total severance-related expenses in the second quarter of 2016, $15.0 million was reported in cost of sales and $3.0 million was reported in selling, general, and administrative expenses.

Our facility consolidation initiative continued in the second quarter of 2017, including the disposition of older, under-utilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of production and distribution operations where possible. As a result, we recognized facility consolidation and asset impairment charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities and asset impairment charges to the unaudited condensed consolidated financial statements.

Depreciation and amortization expense for the second quarter of 2017 was 39% higher compared to the same period in 2016. Depreciation and amortization expense on a same store basis increased 37% primarily due to the $13.8 million of accelerated depreciation expense that we incurred in the second quarter of 2017 associated with our facility consolidation efforts, compared to no accelerated deprecation incurred in the second quarter of 2016. In addition, depreciation and amortization expenses associated with our 2016 publishing acquisitions were $1.4 million. Foreign currency exchange rates reduced depreciation expense by $0.3 million.

Six months ended June 25, 2017 versus six months ended June 26, 2016

Cost of sales for the first six months of 2017 were $896.3 million, which remained flat when compared to the same period in 2016. Cost of sales associated with our 2016 publishing acquisitions were $115.7 million. Foreign currency exchange rate fluctuations contributed to a decrease in cost of sales by $9.6 million. Cost of sales on a same store basis decreased 12%, which was driven primarily by the decrease in newsprint costs and distribution and production efficiencies. Newsprint costs on a same store basis of $56.3 million decreased 14% due to lower volume for newsprint. Also contributing to the decrease in cost of sales was a favorable assessment of a multi-employer pension liability of $7.8 million.

Total selling, general, and administrative expenses for the first six months of 2017 decreased by 4% to $303.4 million from the same period in 2016. Selling, general, and administrative expenses associated with our 2016 publishing acquisitions were $30.6 million. Foreign currency exchange rate fluctuations partially offset the increase in selling, general, and administrative expenses by $5.4 million. Selling, general, and administrative expenses on a same store basis decreased 12%, primarily attributable to continued company-wide cost efficiency efforts.

Severance-related expenses for the first six months of 2017 totaled $15.8 million compared to $21.7 million from the same period in 2016. Of total severance-related expenses reported in the first six months of 2017, $13.1 million was reported as a component of cost of sales while $2.6 million was reported as a component of selling, general, and administrative expenses. Of total severance-related expenses in the first six months of 2016, $18.0 million was reported in cost of sales and $3.7 million was reported in selling, general, and administrative expenses.

Our facility consolidation initiative continued in the first six months of 2017, including the disposition of older, under-utilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of production and distribution operations where possible. As a result, we recognized facility consolidation and asset impairment charges during all periods presented. These charges are discussed in Note 3 — Restructuring activities and asset impairment charges to the unaudited condensed consolidated financial statements.

Depreciation and amortization expense for the first six months of 2017 was 46% higher compared to the same period in 2016. Depreciation and amortization expense on a same store basis increased 30% primarily due to the $23.6 million of accelerated depreciation expense that we incurred in the first six months of 2017 associated with our facility consolidation efforts, compared to no accelerated deprecation incurred in the first six months of 2016. In addition, depreciation and amortization expenses associated with our 2016 publishing acquisitions were $9.7 million. Foreign currency exchange rates reduced depreciation expense by $0.8 million.

Adjusted EBITDA:

In thousands	Quarter-to-Date			Year-to-Date
	2017	2016	Change	2017	2016	Change
Operating income (GAAP basis)	$52,206	$65,218	(20%)	$95,725	$138,056	(31%)
Severance-related charges	5,340	17,998	(70%)	15,760	21,694	(27%)
Acquisition-related expenses	244	—	100%	(89)	—	100%
Facility consolidation and asset impairment charges	16,131	3,943	***	20,610	4,487	***
Other items	(7,439)	—	***	(7,285)	(1,200)	***
Depreciation	36,344	25,470	43%	68,487	45,795	50%
Amortization	1,294	1,640	(21%)	2,576	2,958	(13%)
Adjusted EBITDA (non-GAAP basis)	$104,120	$114,269	(9%)	$195,784	$211,790	(8%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $104.1 million in the second quarter of 2017, a decrease of 9% compared to the same period in 2016. Adjusted EBITDA was unfavorably impacted by $2.5 million of foreign exchange rate changes as well as declines in print advertising and circulation revenues, primarily in the U.S. and U.K. local markets, partially offset by the impact of contributions from acquired publishing businesses and ongoing operating efficiencies.

Adjusted EBITDA for our publishing segment was $195.8 million for the first six months of 2017, a decrease of 8% compared to the same period in 2016. Adjusted EBITDA was unfavorably impacted by $5.5 million of foreign exchange rate changes as well as the same factors affecting the second quarter comparisons.

ReachLocal

ReachLocal was acquired and became a new operating segment in August 2016. As such, there is no comparison to ReachLocal's segment results for the prior year. The following table is a summary of ReachLocal's segment results for the quarter and six months ended June 25, 2017:

In thousands	Quarter-to-Date	Year-to-Date
	2017	2017
Operating revenues:
Advertising	$76,213	$146,695
Other	9,713	16,796
Total operating revenues	85,926	163,491
Operating expenses:
Cost of sales	50,592	95,170
Selling, general, and administrative expenses	34,440	64,324
Depreciation	1,908	3,699
Amortization	6,875	12,959
Total operating expenses	93,815	176,152
Operating loss	$(7,889)	$(12,661)

As of date	Jun. 25, 2017	Dec. 25, 2016
Active Clients (1)	19,400	15,300
Active Product Units (2)	36,800	27,900

(1)
Active Clients is a number calculated to approximate the number of clients served. Active Clients is calculated by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. This number includes clients with which ReachLocal does not have a direct client relationship. Numbers are rounded to the nearest hundred.

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

Operating revenues:

Quarter ended June 25, 2017

ReachLocal advertising revenues were $76.2 million in the second quarter of 2017. Included in advertising revenues were $19.9 million from ReachLocal's international entities.

ReachLocal other revenues were $9.7 million in the second quarter of 2017 and primarily consisted of the sale of software-as-a-service products.

Six months ended June 25, 2017

ReachLocal advertising revenues were $146.7 million for the six months ended June 25, 2017. Included in advertising revenues were $40.4 million from ReachLocal's international entities.

ReachLocal other revenues were $16.8 million for the first six months of 2017 and primarily consisted of the sale of software-as-a-service products.

The increase in Active Clients and Product Units as of June 25, 2017 compared to December 25, 2016 was attributable to a mixture of organic growth from the ReachLocal base business in North America, the migration of Gannett’s online advertising clients to ReachLocal solutions, the acquisition of SweetIQ, and the onboarding of a significant number of new clients in Brazil, partially offset by declines in Europe and Asia Pacific.

Operating expenses:

Quarter ended June 25, 2017

ReachLocal cost of sales was $50.6 million and 59% of its total revenues in the second quarter of 2017. Cost of sales consists primarily of the costs of online media acquired from third-party publishers of $39.0 million. Cost of sales also includes third-party direct costs as well as costs to manage and operate ReachLocal's various solutions and technology infrastructure.

ReachLocal selling, general and administrative expenses were $34.4 million in the second quarter of 2017. Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, finance, human resources, legal, and executive functions. Selling and marketing expenses consisted of salaries, benefits, commissions and other costs of $22.3 million. General and administrative expenses were $9.0 million, while product and technology expenses were $3.1 million.

ReachLocal depreciation and amortization were $8.8 million in the second quarter of 2017 and consisted primarily of the amortization of developed technology intangible assets of $4.9 million.

Six months ended June 25, 2017

ReachLocal cost of sales was $95.2 million and 58% of its total revenues for the first six months of 2017. Cost of sales consists primarily of the costs of online media acquired from third-party publishers of $74.3 million. Cost of sales also includes third-party direct costs as well as costs to manage and operate ReachLocal's various solutions and technology infrastructure.

ReachLocal selling, general and administrative expenses were $64.3 million for the first six months of 2017. Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, finance, human resources, legal, and executive functions. Selling and marketing expenses consisted of salaries, benefits, commissions and other costs of $42.5 million. General and administrative expenses were $16.2 million while product and technology expenses were $5.6 million.

ReachLocal depreciation and amortization were $16.7 million for the first six months of 2017 and consisted primarily of the amortization of developed technology intangible assets of $9.4 million.

Adjusted EBITDA:

In thousands	Quarter-to-Date	Year-to-Date
	2017	2017
Operating income (GAAP basis)	$(7,889)	$(12,661)
Severance-related charges	323	323
Acquisition-related expenses	—	43
Depreciation	1,908	3,699
Amortization	6,875	12,959
Adjusted EBITDA (non-GAAP basis)	$1,217	$4,363

Adjusted EBITDA for our ReachLocal segment was $1.2 million in the second quarter of 2017 and $4.4 million for the first six months of 2017. Adjusted EBITDA for our ReachLocal segment included increased expenses related to the migration of Gannett’s online advertising clients to ReachLocal solutions and the acquisition and ongoing integration of SweetIQ into ReachLocal’s business.

Corporate and other

Corporate operating expenses were $34.9 million in the second quarter of 2017, a decrease of 13% from $39.9 million in the same period in 2016. The decrease was primarily driven by a reduction in acquisition-related expenses of $11.5 million when compared to the same period in 2016, partially offset by severance-related charges of $2.8 million, other business transformation costs of $2.6 million and additional overhead costs associated with onboarding acquisitions and strategic investments. In addition, depreciation expense increased $1.6 million from the same period in 2016.

Corporate operating expenses were $73.5 million for the first six months of 2017, an increase of 15% from $64.0 million in the same period in 2016. The increase was primarily driven by an increase in other business transformation costs of $6.9 million, severance-related charges of $4.2 million and additional overhead costs associated with onboarding acquisitions and strategic investments, partially offset by a decrease in acquisition-related expenses of $12.0 million. In addition, depreciation expense increased $3.5 million from the same period in 2016.

Non-operating expense

Interest expense: Interest expense for the second quarter of 2017 was $3.5 million compared to expense of $3.0 million in the same period in 2016. Interest expense for the first six months of 2017 was $7.7 million compared to expense of $4.9 million in the same period in 2016. The increase in interest expense was primarily attributable to borrowing under the Credit Facility to fund our acquisitions.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Our non-operating expense, net, for the second quarter of 2017 was $5.3 million compared to expense of $1.9 million in the same period in 2016. As a result of our early adoption of guidance, included in non-operating expenses are certain net periodic pension and postretirement benefit costs of $5.7 million and $2.0 million for the second quarter of 2017 and 2016, respectively.

Our non-operating expense, net, for the first six months of 2017 was $9.2 million compared to expense of $5.9 million in the same period in 2016. As a result of our early adoption of guidance, included in non-operating expenses are certain net periodic pension and postretirement benefit costs of $10.5 million and $4.7 million for the first six months of 2017 and 2016, respectively.

Income tax expense (benefit)

Our reported effective income tax rate on pre-tax income was 127.9% for the three months ended June 25, 2017, compared to 40.8% on pre-tax income for the three months ended June 26, 2016. The tax rate for the three months ended June 25, 2017 was attributable to both income mix changes and the inability to benefit from the tax losses being generated by ReachLocal's foreign operations.

Our reported effective income tax rate on pre-tax loss was 52.1% for the six months ended June 25, 2017, compared to 20.4% on pre-tax income for the six months ended June 26, 2016. The increase in our effective tax rate is primarily attributable to the swing from a pretax income position to a pretax loss position and a smaller benefit from share based compensation generated during the first six months of 2017 compared to the same period in 2016 and other 2017 non-recurring tax beneficial items.

We expect the effective tax rate to normalize in the second half of the year as net income increases due to seasonality.

Our quarterly effective rate is calculated in part based on the full year forecasted income, over 50% of which is expected to be generated in foreign jurisdictions where the income tax rate is lower than in the U.S. This is similar to full year 2016, where the ratio of income earned in foreign jurisdictions to domestic income was higher than in 2014 and 2015. The lower domestic income is attributable to higher expenses domestically for corporate expenses related to public company costs, restructuring charges and asset impairments as compared with foreign jurisdictions. The recent changes in the mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic income have had the effect of decreasing our tax expense.

Net income (loss) and earnings (loss) per share

Net income (loss): Net losses were $0.5 million for the second quarter of 2017, compared to net income of $12.5 million for the same period in 2016. Adversely affecting net income for the second quarter of 2017 were severance-related charges of $8.4 million, facility consolidation and asset impairment charges of $16.1 million, and accelerated depreciation of $13.8 million. In addition, the provision for income taxes declined $6.4 million compared to the same period in 2016 due to the factors discussed above.

Net losses were $2.6 million for the first six months of 2017, compared to net income of $52.1 million for the same period in 2016. Adversely affecting net income for the first six months of 2017 were severance-related charges of $20.3 million, acquisition related expenses of $2.6 million, facility consolidation and asset impairment charges of $20.6 million, and accelerated depreciation of $23.6 million. In addition, the provision for income taxes declined $16.2 million compared to the same period in 2016 due to the factors discussed above.

Diluted earnings (loss) per share: Diluted losses per share were less than $0.01 for the second quarter of 2017, compared to diluted earnings per share of $0.10 for the same period in 2016. Diluted losses per share were $0.02 for the first six months of 2017, compared to diluted earnings per share of $0.44 for the same period in 2016. The decreases in diluted earnings per share for the second quarter and first six months of 2017 compared to the same periods in 2016 were primarily attributable to the net losses incurred in the first three and six months of 2017.

Liquidity and Capital Resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility described below, are expected to provide sufficient liquidity to meet our requirements, including those for investments and expected dividends or share repurchases. For strategic acquisitions, we will consider financing options as appropriate.

Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2017	2016
Net cash provided by operating activities	$129,544	$93,341
Net cash used for investing activities	(60,452)	(284,899)
Net cash (used for) provided by financing activities	(54,806)	141,292
Effect of currency exchange rate change on cash	(1,670)	(2,304)
Net increase (decrease) in cash	$12,616	$(52,570)

Operating cash flows

Our net cash flow from operating activities was $129.5 million for the first six months of 2017, an increase of $36.2 million compared to the same period in 2016. The increase in net cash flow from operating activities primarily resulted from the year-over-year decreased pension and other postretirement contributions of $28.1 million offset by changes in working capital of $3.7 million. We made a pension contribution of $25.0 million to the GRP following the end of our second quarter 2017.

Investing cash flows

Cash flows used for investing activities totaled $60.5 million for the first six months of 2017, primarily consisting of capital expenditures of $29.8 million and payments for acquisitions, net of cash acquired, of $31.5 million, which primarily related to the SweetIQ acquisition.

Cash flows used for investing activities totaled $284.9 million for the first six months of 2016, primarily consisting of payments of $260.5 million for the JMG acquisition, capital expenditures of $26.1 million, and investments of $8.7 million, partially offset by proceeds from sales of certain assets of $10.4 million.

Financing cash flows

Cash flows used for financing activities totaled $54.8 million for the first six months of 2017, primarily consisting of the payment of dividends to our shareholders of $36.4 million, the net repayments of borrowings under revolving credit agreement of $15.0 million, and $3.6 million in payments for employee taxes withheld from stock awards.

Cash flows from financing activities totaled $141.3 million for the first six months of 2016, primarily consisting of proceeds from borrowings under our Credit Facility of $250.0 million to purchase JMG, partially offset by the payment of dividends to our shareholders of $55.8 million, the repayment of borrowings under our Credit Facility of $50.0 million, and $3.3 million in payments for employee taxes withheld from stock awards. We also paid out two quarterly dividends in the second quarter of 2016.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of June 25, 2017.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of June 25, 2017.

As of June 25, 2017, we had $385.0 million in outstanding borrowings under the Credit Facility and $12.1 million of letters of credit outstanding, leaving $102.9 million of availability remaining.

Additional information

On May 10, 2017, we declared a dividend of $0.16 per share of common stock, which was paid on June 19, 2017, to shareholders of record as of the close of business on June 5, 2017. Furthermore, on July 20, 2017, we declared a second dividend of $0.16 per share of common stock, payable on September 18, 2017, to shareholders of record as of the close of business on September 1, 2017.

In July 2015, our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares depends on several factors, including share price and other corporate liquidity requirements. No shares were repurchased in the second quarter of 2017. As of June 25, 2017, there was $117.3 million in availability to repurchase shares under the share repurchase program.

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

We define our non-GAAP measures as follows:

•
Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges, (6) acquisition-related expenses (including certain integration expenses), (7) facility consolidation and asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses and multi-employer pension withdrawals), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

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

•
Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS, which may not be comparable to a similarly titled measure reported by other companies, as EPS before tax-effected (1) severance-related charges, (2) facility consolidation and asset impairment charges, (3) acquisition-related expenses (including certain integration expenses), and (4) other items (including certain business transformation expenses, litigation expenses and multi-employer pension withdrawals). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 19.25% and the U.S. of 38.7%. In addition, tax is adjusted for the impact of non-deductible acquisition costs. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

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

Discussion of non-GAAP financial results

Consolidated adjusted EBITDA: Reconciliations of adjusted EBITDA from net income (loss) presented in accordance with GAAP on our unaudited Condensed Consolidated Statements of Income (Loss) are presented below:

In thousands	Quarter-to-Date			Year-to-Date
	2017	2016	Change	2017	2016	Change
Net income (loss) (GAAP basis)	$(487)	$12,481	***	$(2,566)	$52,077	***
Provision (benefit) for income taxes	2,236	8,599	(74%)	(2,794)	13,380	***
Interest expense	3,454	3,001	15%	7,709	4,857	59%
Other non-operating items, net	5,301	1,908	***	9,188	5,878	56%
Operating income (GAAP basis)	10,504	25,989	(60%)	11,537	76,192	(85%)
Severance-related charges	8,415	17,998	(53%)	20,265	21,694	(7%)
Acquisition-related expenses	1,570	12,788	(88%)	2,593	14,639	(82%)
Facility consolidation and asset impairment charges	16,131	3,943	***	20,610	4,487	***
Other items	(4,816)	—	100%	(337)	(1,200)	(72%)
Depreciation	43,681	29,292	49%	83,132	53,251	56%
Amortization	8,169	1,640	***	15,535	2,958	***
Adjusted EBITDA (non-GAAP basis)	$83,654	$91,650	(9%)	$153,335	$172,021	(11%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $83.7 million in the second quarter of 2017, a 9% decrease compared to the same period in 2016. Adjusted EBITDA was unfavorably impacted by $2.5 million of foreign exchange rate changes as well as declines in print advertising and circulation revenues, primarily in the U.S. and U.K. local markets, partially offset by growth in local digital advertising revenues, the impact of contributions from acquired businesses and ongoing operating efficiencies. Adjusted EBITDA was $153.3 million in the first six months of 2017, a 11% decrease compared to the same period in 2016. These declines in the year-to-date amounts are driven by the same factors affecting the second quarter comparisons.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income (loss) presented accordance with GAAP on our unaudited Condensed Consolidated Statements of Income (Loss) are presented below:

In thousands, except per share data	Quarter-to-Date			Year-to-Date
	2017	2016	Change	2017	2016	Change
Severance-related charges	$8,415	$17,998	(53%)	$20,265	$21,694	(7%)
Acquisition-related expenses	1,570	12,788	(88%)	2,593	14,639	(82%)
Facility consolidation and asset impairment charges (including accelerated depreciation)	29,929	3,943	***	44,347	4,550	***
Other Items	(4,702)	—	100%	(3,198)	(1,200)	***
Pre-tax impact	35,212	34,729	1%	64,007	39,683	61%
Income tax impact of above items	(13,394)	(10,864)	23%	(24,432)	(12,657)	93%
Impact of items affecting comparability on net income	$21,818	$23,865	(9%)	$39,575	$27,026	46%

Net income (loss) (GAAP basis)	$(487)	$12,481	***	$(2,566)	$52,077	***
Impact of items affecting comparability on net income (loss)	21,818	23,865	(9%)	39,575	27,026	46%
Adjusted net income (non-GAAP basis)	$21,331	$36,346	(41%)	$37,009	$79,103	(53%)

Earnings (loss) per share - diluted (GAAP basis)	$(0.00)	$0.10	***	$(0.02)	$0.44	***
Impact of items affecting comparability on net income (loss)	0.18	0.20	(10%)	0.34	0.22	55%
Adjusted earnings per share - diluted (non-GAAP basis)	$0.18	$0.30	(40%)	$0.32	$0.66	(52%)
Diluted weighted average number of common shares outstanding (GAAP basis)	113,652	119,377	(5%)	113,574	119,218	(5%)
Diluted weighted average number of common shares outstanding (non-GAAP basis)	115,918	119,377	(3%)	115,595	119,218	(3%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.18 for the second quarter of 2017 compared to $0.30 for the same period in 2016. Adjusted EPS on a fully diluted basis were $0.32 for the first six months of 2017 compared to $0.66 for the same period in 2016. The declines in adjusted diluted EPS were attributable to the same factors discussed above for adjusted EBITDA.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

In thousands	Quarter-to-Date		Year-to-Date
	2017	2016	2017	2016
Weighted average number of shares outstanding - basic (GAAP basis)	113,652	116,516	113,574	116,414
Effect of dilutive securities (GAAP basis)
Restricted stock units	—	1,642	—	1,536
Performance share units	—	954	—	991
Stock options	—	265	—	277
Weighted average number of shares outstanding - diluted (GAAP basis)	113,652	119,377	113,574	119,218
Effect of dilutive securities (non-GAAP basis)
Restricted stock units	1,323	—	1,298	—
Performance share units	825	—	587	—
Stock options	118	—	136	—
Weighted average number of shares outstanding - diluted (non-GAAP basis)	115,918	119,377	115,595	119,218

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed Consolidated Statements of Cash Flow are presented below:

In thousands	Year-to-Date
	2017	2016
Net cash flow provided by operating activities (GAAP basis)	$129,544	$93,341
Capital expenditures	(29,831)	(26,136)
Free cash flow (non-GAAP basis)	$99,713	$67,205

Free cash flow increased by $32.5 million from 2016 to 2017. This increase was attributable to net cash flow from operating activities of $129.5 million in 2017, an increase of $36.2 million compared to the prior year. This increase was primarily attributable to the year-over-year decrease in pension and other postretirement contributions of $28.1 million, offset by changes in working capital of $3.7 million. We made a pension contribution of $25.0 million to the GRP following the end of our second quarter 2017. Cash outflows for capital expenditures increased by $3.7 million during 2017 compared to the prior year.

Off-Balance Sheet Arrangements

As of June 25, 2017, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe our market risk from financial instruments, such as accounts receivable and accounts payable, is not material. We are exposed to foreign exchange rate risk due to our publishing operations in the U.K., for which the British pound sterling is the functional currency. If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $2.7 million for the six months ended June 25, 2017. In addition, our ReachLocal segment has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, European euro, Japanese yen, Indian rupee, Mexican peso, New Zealand dollar, Singapore dollar and Brazilian real. A 10% fluctuation in each of these currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.7 million for the six months ended June 25, 2017. Translation gains or losses affecting the Condensed Consolidated Statements of Income (Loss) have not been significant in the past.

We are exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding as of June 25, 2017, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $1.9 million for the six months ended June 25, 2017.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 25, 2017 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 3, 2017	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)

EXHIBIT INDEX

4-1	Amendment to 2015 Omnibus Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on May 11, 2017.

10-1	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals, Amendment No. 2, effective as of June 1, 2017	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 6, 2017.

10-2	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals, Amendment No. 1, effective as of June 1, 2017	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on June 6, 2017.

10-3	2015 Change in Control Severance Plan, as amended as of July 20, 2017	Attached.

10-4	Executive Severance Plan, as amended as of July 20, 2017	Attached.

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 25, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 25, 2017 and December 25, 2016, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the fiscal quarters and six months ended June 25, 2017 and June 26, 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters and six months ended June 25, 2017 and June 26, 2016, (iv) Unaudited Condensed Consolidated Cash Flow Statements for the six months ended June 25, 2017 and June 26, 2016, and (v) Unaudited Notes to Condensed Consolidated Financial Statements
Attached.