Form 10-Q
period 2017-09-24
Gannett Co., Inc.
filed 2017-11-02
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 27, 2017, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 111,768,945.

INDEX TO GANNETT CO., INC.
Q3 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	September 24, 2017	December 25, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109,961	$114,324
Accounts receivable, net of allowance for doubtful accounts of $9,400 and $10,317	325,361	358,041
Other current assets	138,732	131,141
Total current assets	574,054	603,506
Property, plant and equipment, at cost net of accumulated depreciation of $1,478,392 and $1,481,897	963,768	1,087,701
Goodwill	737,840	698,288
Intangible assets, net	153,035	154,644
Deferred income taxes	221,386	218,232
Investments and other assets	67,376	82,310
Total assets	$2,717,459	$2,844,681

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$390,356	$438,724
Deferred income	135,822	133,263
Total current liabilities	526,178	571,987
Income taxes	30,395	25,467
Postretirement medical and life insurance liabilities	82,191	90,134
Pension liabilities	677,949	739,262
Long-term portion of revolving credit facility	375,000	400,000
Other noncurrent liabilities	162,077	161,070
Total liabilities	1,853,790	1,987,920
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 117,497,254 shares issued at September 24, 2017 and 116,624,726 shares issued at December 25, 2016	1,175	1,166
Treasury stock at cost, 5,750,000 shares at September 24, 2017 and 3,750,000 shares at December 25, 2016	(50,046)	(32,667)
Additional paid-in capital	1,781,946	1,769,905
Retained earnings (deficit)	(32,680)	1,269
Accumulated other comprehensive loss	(836,726)	(882,912)
Total equity	863,669	856,761
Total liabilities and equity	$2,717,459	$2,844,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except per share data

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Operating revenues:
Advertising	$420,793	$429,053	$1,301,522	$1,190,108
Circulation	264,413	285,583	821,375	835,872
Other	59,068	57,685	169,341	154,500
Total operating revenues	744,274	772,321	2,292,238	2,180,480

Operating expenses:
Cost of sales and operating expenses	476,526	516,236	1,470,558	1,419,016
Selling, general and administrative expenses	203,995	217,609	627,113	586,100
Depreciation	41,128	30,638	124,260	83,889
Amortization	8,658	5,003	24,193	7,961
Facility consolidation and asset impairment charges	2,189	28,673	22,799	33,160
Total operating expenses	732,496	798,159	2,268,923	2,130,126
Operating income (loss)	11,778	(25,838)	23,315	50,354

Non-operating expenses:
Interest expense	(4,613)	(3,652)	(12,322)	(8,509)
Other non-operating items, net (see Note 1)	(922)	(3,694)	(10,110)	(9,572)
Total non-operating expenses	(5,535)	(7,346)	(22,432)	(18,081)

Income (loss) before income taxes	6,243	(33,184)	883	32,273
Provision (benefit) for income taxes	(16,801)	(9,223)	(19,595)	4,157
Net income (loss)	$23,044	$(23,961)	$20,478	$28,116

Earnings (loss) per share – basic	$0.20	$(0.21)	$0.18	$0.24
Earnings (loss) per share – diluted	$0.20	$(0.21)	$0.18	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Net income (loss)	$23,044	$(23,961)	$20,478	$28,116
Other comprehensive income, before tax:
Foreign currency translation adjustments	30,718	(23,367)	44,675	(62,440)
Pension and other postretirement benefit items:
Amortization of prior service credit, net	756	470	2,267	1,539
Amortization of actuarial loss	18,222	16,025	54,445	47,212
Other	(27,582)	17,723	(43,307)	48,246
Pension and other postretirement benefit items	(8,604)	34,218	13,405	96,997
Other comprehensive income, before tax	22,114	10,851	58,080	34,557
Income tax effect related to components of other comprehensive income	(1,514)	(8,965)	(11,894)	(25,937)
Other comprehensive income, net of tax	20,600	1,886	46,186	8,620
Comprehensive income (loss)	$43,644	$(22,075)	$66,664	$36,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Nine months ended
	September 24, 2017	September 25, 2016

Operating activities:
Net income	$20,478	$28,116
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	148,453	91,850
Facility consolidation and asset impairment charges	22,799	33,160
Pension and other postretirement expenses, net of contributions	(36,360)	(79,729)
Equity (income) loss in unconsolidated investees, net	1,384	(844)
Stock-based compensation	14,897	14,986
Change in other assets and liabilities, net	(7,960)	30,432
Net cash provided by operating activities	163,691	117,971
Investing activities:
Capital expenditures	(46,884)	(45,001)
Payments for acquisitions, net of cash acquired	(36,540)	(462,379)
Payments for investments	(2,709)	(12,402)
Proceeds from sale of certain assets	17,293	16,998
Changes in other investing activities	1,277	167
Net cash used for investing activities	(67,563)	(502,617)
Financing activities:
Dividends paid	(54,427)	(74,437)
Cost of common shares repurchased	(17,379)	—
Proceeds from issuance of common stock upon settlement of stock awards	612	480
Payments for employee taxes withheld from stock awards	(3,903)	(3,521)
Proceeds from borrowings under revolving credit agreement	35,000	455,000
Repayments of borrowings under revolving credit agreement	(60,000)	(70,000)
Changes in other financing activities	(511)	(124)
Net cash (used for) provided by financing activities	(100,608)	307,398
Effect of currency exchange rates change on cash	117	(2,647)
Decrease in cash and cash equivalents	(4,363)	(79,895)
Balance of cash and cash equivalents at beginning of period	114,324	196,696
Balance of cash and cash equivalents at end of period	$109,961	$116,801

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(15,554)	$25,236
Cash paid for interest	$12,056	$7,821
Non-cash investing activities:
Accrued capital expenditures	$307	$1,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. (Gannett, our, us, and we) is a next-generation media company that empowers communities to connect, act, and thrive. Gannett owns ReachLocal, Inc. (an international digital marketing solutions company that recently acquired SweetIQ Analytics Corp. (SweetIQ), the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam), and Newsquest (a wholly owned subsidiary with more than 160 local media brands in the U.K.). Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform and helps clients connect with the consumers they seek to help grow their businesses.

Basis of presentation: The condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) applicable to interim periods. All intercompany accounts have been eliminated in consolidation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 25, 2016.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of financial statements include the accounting for income taxes, pension and other post-employment benefits, allowances for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, litigation matters, contingencies, and the valuation of long-lived and intangible assets.

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first nine months of 2017:

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

As a result of adopting this guidance, for the three and nine months ended September 25, 2016, total operating expenses decreased $2.8 million and $7.5 million, respectively. For the three and nine months ended September 25, 2016, cost of sales decreased $1.7 million and $5.1 million, respectively, while selling, general, and administrative expenses decreased $1.1 million and $2.4 million, respectively. Net income, retained earnings, and earnings per share remained unchanged.

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial position:

Revenue from Contracts with Customers: In August 2014, the FASB issued a new revenue standard, "Revenue from Contracts with Customers," which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance will supersede virtually all existing revenue guidance under U.S. GAAP and is effective for fiscal years beginning after December 15, 2017. The core principle contemplated by this new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required.

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

To date, we have made progress in our assessment of the impact of adopting this new guidance, and steps towards implementation have been taken. Our approach to implementation has consisted of (1) performing a bottoms-up analysis of the impact of the standard on our portfolio of contracts, (2) reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our existing revenue contracts, and (3) meeting with key stakeholders across the organization to discuss the impact of the standard on our existing contracts. We expect material impacts to the content and structure of our financial statements in the form of enhanced disclosures. Our preliminary evaluation and conclusions are subject to change as our assessment continues to progress. Our full evaluation is expected to be completed and finalized during the fourth quarter of 2017.

Financial Assets and Financial Liabilities: In January 2016, the FASB issued guidance which revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Leases: In February 2016, the FASB issued updated guidance modifying lease accounting for both lessees and lessors to increase transparency and comparability. Lessees are required to recognize lease assets and lease liabilities for those leases classified as operating leases under previous accounting standards and to disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

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

NOTE 2 — Acquisitions

SweetIQ: In April 2017, our ReachLocal subsidiary completed the acquisition of SweetIQ for approximately $31.7 million, net of cash acquired. SweetIQ has a platform that provides services which enable customers to launch and execute marketing campaigns to convert online searches to in-store foot traffic. SweetIQ's customers include businesses with multi-location brands and agencies that target local marketing.

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed, deferred income taxes, and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows: goodwill of $20.5 million, intangible assets of $15.2 million, noncurrent assets of $0.6 million, noncurrent liabilities of $3.5 million, and positive net working capital of $0.3 million. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill associated with the acquisition of SweetIQ is allocated to the ReachLocal segment. We do not expect the purchase price allocated to goodwill and intangibles to be deductible for tax purposes.

ReachLocal: In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal for approximately $162.5 million, net of cash acquired.

ReachLocal offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to local businesses. It delivers its suite of products and solutions to local businesses through its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

The allocation of the purchase price was based upon estimated fair values. The determination of the fair value of the assets acquired and liabilities assumed has been completed and the final allocation of the purchase price is as follows:

In thousands
Cash acquired	$13,195
Other current assets	14,612
Property, plant and equipment	13,486
Intangible assets	88,500
Goodwill	120,165
Other noncurrent assets	9,852
Total assets acquired	259,810
Current liabilities	63,005
Noncurrent liabilities	21,062
Total liabilities assumed	84,067
Net assets acquired	$175,743

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

Assets of North Jersey Media Group: In July 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. (NJMG) for approximately $38.6 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald.

The allocation of the purchase price was based upon estimated fair values. The determination of the fair value of the assets acquired and liabilities assumed has been completed and the final allocation of the purchase price is as follows: property, plant, and equipment of $26.0 million, goodwill of $7.4 million, intangible assets of $7.2 million, noncurrent assets of $1.0 million, noncurrent liabilities of $0.3 million, and negative net working capital of $1.7 million. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Any goodwill recognized related to the acquisition of NJMG is allocated to the publishing segment. We do not expect the purchase price allocated to goodwill and trade names to be deductible for tax purposes.

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

JMG revenues were $84.5 million and $281.2 million for the three and nine months ended September 24, 2017, respectively. JMG was integrated into our publishing segment and, as a result, it is not practicable to determine standalone earnings for 2017.

Other: During the three and nine months ended September 24, 2017, we completed other immaterial acquisitions.

Pro forma information: The following table sets forth unaudited pro forma results of operations assuming the ReachLocal, NJMG, and JMG acquisitions, along with transactions necessary to finance the acquisitions, occurred at the beginning of 2016:

Nine months ended
In thousands; unaudited	September 25, 2016
Total revenues	$2,546,953
Net loss	$(2,795)
Loss per share - diluted	$(0.02)

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses from the beginning of the period presented. The pro forma adjustments reflect depreciation expense and amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, the elimination of acquisition-related costs, and the related tax effects of the adjustments.

NOTE 3 — Restructuring activities and asset impairment charges

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations, including those of recently acquired entities.

Severance-related expenses: We recorded severance-related expenses of $4.5 million in costs of sales and operating expenses and $0.6 million in selling, general, and administrative expenses for the three months ended September 24, 2017. The majority of these expenses were related to the publishing segment.

We recorded severance-related expenses of $4.1 million in costs of sales and operating expenses and $1.0 million in selling, general, and administrative expenses during the three months ended September 25, 2016. These expenses were related to the publishing segment.

We recorded severance-related expenses of $17.9 million in costs of sales and operating expenses and $7.5 million in selling, general, and administrative expenses for the nine months ended September 24, 2017. Of these expenses, $21.2 million related to the publishing segment and $3.7 million related to corporate and other. The remainder is captured within our ReachLocal segment.

We recorded severance-related expenses of $22.1 million in costs of sales and operating expenses and $4.7 million in selling, general, and administrative expenses during the nine months ended September 25, 2016. These expenses were related to the publishing segment.

The activity and balance of severance-related liabilities are as follows:

In thousands	Severance Activities
Balance at December 25, 2016	$18,651
Expense	25,382
Payments	(35,411)
Balance at September 24, 2017	$8,622

Facility consolidation and impairment charges: Facility consolidation and other cost savings plans led us to recognize asset impairment charges, shutdown costs, and charges associated with revising the useful lives of certain assets over a shortened period. As part of our plans, we are selling certain assets which we have classified as held-for-sale and for which we have reduced the carrying values to equal the fair values less costs to dispose.

We recorded pre-tax charges for facility consolidations and asset impairments of $2.2 million and $28.7 million for the three months ended September 24, 2017 and September 25, 2016, respectively. In addition, we incurred accelerated depreciation of $14.1 million for the three months ended September 24, 2017, which is included in depreciation expense. No accelerated deprecation was incurred for the three months ended September 25, 2016. These expenses were related to the publishing segment.

We recorded pre-tax charges for facility consolidations and asset impairments of $22.8 million and $33.2 million for the nine months ended September 24, 2017 and September 25, 2016, respectively. In addition, we incurred accelerated depreciation of $37.6 million for the nine months ended September 24, 2017, which is included in depreciation expense. No accelerated deprecation was incurred for the nine months ended September 25, 2016. These expenses were related to the publishing segment.

NOTE 4 — Revolving credit facility

We maintain a secured revolving credit facility pursuant to which we may borrow up to an aggregate principal amount of $500 million (Credit Facility). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of September 24, 2017.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of September 24, 2017.

As of September 24, 2017, we had $375.0 million in outstanding borrowings under the Credit Facility and $11.9 million of letters of credit outstanding, leaving $113.1 million of availability.

NOTE 5 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), Newsquest and Romanes Pension Schemes in the U.K. (U.K. Pension Plans), and other defined benefit contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

In thousands	Three months ended
	September 24, 2017		September 25, 2016
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost-benefits earned during the period	$610	$83	$818	$49
Non-operating expenses:
Interest cost on benefit obligation	27,935	902	30,853	964
Expected return on plan assets	(42,657)	—	(45,560)	—
Amortization of prior service cost	1,668	(912)	1,668	(1,198)
Amortization of actuarial loss	18,197	25	15,823	202
Total non-operating expenses (credit)	5,143	15	2,784	(32)
Total expense for retirement plans	$5,753	$98	$3,602	$17

	Nine months ended
	September 24, 2017		September 25, 2016
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost-benefits earned during the period	$1,830	$161	$2,446	$146
Non-operating expenses:
Interest cost on benefit obligation	83,309	2,706	94,571	2,838
Expected return on plan assets	(127,035)	—	(138,708)	—
Amortization of prior service cost	5,003	(2,736)	4,997	(3,458)
Amortization of actuarial loss	54,368	77	46,946	266
Total non-operating expenses (credit)	15,645	47	7,806	(354)
Total expense (credit) for retirement plans	$17,475	$208	$10,252	$(208)

Pursuant to our adoption of new guidance surrounding the presentation of net periodic benefit costs as discussed in Note 1 — Basis of presentation and summary of significant accounting policies, net periodic benefit costs other than service costs are now included in the Other non-operating items, net line in the unaudited Condensed Consolidated Statements of Income (Loss).

During the nine months ended September 24, 2017, we contributed $47.2 million and $6.9 million to our pension and other postretirement plans, respectively. We expect to contribute approximately $25.0 million to the GRP in each of the fiscal years 2018 through 2020 and $15.0 million in 2021. We also expect to contribute approximately £15.0 million per year to the U.K. Pension Plans from 2017 through 2022.

NOTE 6 — Income taxes

There was a tax benefit for the three and nine months ended September 24, 2017 of $16.8 million and $19.6 million, respectively. During the three months ended September 24, 2017, we made an election to treat one of our ReachLocal international subsidiaries as a disregarded entity for U.S. federal income tax purposes, which resulted in a worthless stock and debt deduction. As a result of this election, we incurred a tax loss that resulted in a $20.1 million tax benefit, net of reserve of $14.7 million for uncertain tax positions. We expect our domestic operations to generate sufficient taxable income to fully utilize the tax benefit of the loss. This tax loss may be subject to audit and future adjustment by the IRS, which could result in a reversal of none, part, or all of the income tax benefit or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock and debt deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

Our effective income tax rates for the three and nine months ended September 24, 2017 are not meaningful. Our effective tax rates for the three and nine months ended September 25, 2016 were 27.8% and 12.9%, respectively.

Our quarterly effective tax rate is calculated in part based on the full year forecasted income, over 50% of which is expected to be generated in foreign jurisdictions where the income tax rate is lower than in the U.S. This is similar to full year 2016, where the ratio of income earned in foreign jurisdictions to domestic income was higher than in 2014 and 2015. The lower domestic income is attributable to higher expenses domestically for corporate expenses related to public company costs, restructuring charges and asset impairments as compared with foreign jurisdictions. The recent changes in the mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic income have had the effect of decreasing our tax expense.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $28.5 million and $17.3 million as of September 24, 2017 and December 25, 2016, respectively. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.9 million and $3.8 million as of September 24, 2017 and December 25, 2016, respectively.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by approximately $2.8 million within the next 12 months primarily due to lapses of statutes of limitations and settlements of ongoing audits in various jurisdictions.

NOTE 7 — Supplemental equity information

The following table summarizes equity account activity:

In thousands	Nine months ended
	September 24, 2017	September 25, 2016
Balance at beginning of period	$856,761	$1,058,576
Comprehensive income:
Net income	20,478	28,116
Other comprehensive income	46,186	8,620
Total comprehensive income	66,664	36,736
Dividends declared	(54,427)	(55,936)
Stock-based compensation	14,897	14,986
Other activity	(20,226)	19,544
Balance at end of period	$863,669	$1,073,906

The following table summarizes the components of, and the changes in, accumulated other comprehensive loss (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at December 25, 2016	$(1,183,196)	$300,284	$(882,912)
Other comprehensive income (loss) before reclassifications	(34,980)	44,675	9,695
Amounts reclassified from accumulated other comprehensive loss	36,491	—	36,491
Other comprehensive income	1,511	44,675	46,186
Balance at September 24, 2017	$(1,181,685)	$344,959	$(836,726)

Balance at December 27, 2015	$(1,058,234)	$384,810	$(673,424)
Other comprehensive income (loss) before reclassifications	39,751	(62,440)	(22,689)
Amounts reclassified from accumulated other comprehensive loss	31,309	—	31,309
Other comprehensive income (loss)	71,060	(62,440)	8,620
Balance at September 25, 2016	$(987,174)	$322,370	$(664,804)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 5 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Amortization of prior service credit, net	$756	$470	$2,267	$1,539
Amortization of actuarial loss	18,222	16,025	54,445	47,212
Total reclassifications, before tax	18,978	16,495	56,712	48,751
Income tax effect	(6,755)	(5,936)	(20,221)	(17,442)
Total reclassifications, net of tax	$12,223	$10,559	$36,491	$31,309

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

During the three months ended September 24, 2017, we repurchased two million shares at a cost of $17.4 million. As of September 24, 2017, there was $100.0 million in availability to repurchase shares under the share repurchase program.

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

As of September 24, 2017 and December 25, 2016, assets and liabilities measured or disclosed at fair value on a recurring basis primarily consist of pension plan assets and our revolving credit facility. As permitted by U.S. generally accepted accounting principles, the pension plans use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy. The carrying value of our revolving credit facility approximates the fair value and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a non-recurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements or third party valuation analyses when certain circumstances arise. Assets held for sale totaled $22.5 million and $4.5 million as of September 24, 2017 and December 25, 2016, respectively.

NOTE 9 — Commitments, contingencies and other matters

Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The settlements are reflected in our financial statements as of September 24, 2017, and were not material to our results of operations, financial position, or cash flows.

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

NOTE 10 — Earnings (loss) per share

The following table is a reconciliation of weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (EPS):

In thousands, except per share data	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net income (loss)	$23,044	$(23,961)	$20,478	$28,116

Weighted average number of shares outstanding - basic	113,253	116,556	113,467	116,461
Effect of dilutive securities
Restricted stock units	1,657	—	1,418	1,506
Performance share units	757	—	643	916
Stock options	107	—	127	266
Weighted average number of shares outstanding - diluted	115,774	116,556	115,655	119,149

Earnings (loss) per share - basic	$0.20	$(0.21)	$0.18	$0.24
Earnings (loss) per share - diluted	$0.20	$(0.21)	$0.18	$0.24

For the three and nine months ended September 24, 2017, approximately 428,000 and 862,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three months ended September 25, 2016, all outstanding common stock equivalents were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive due to the net loss for the period. Approximately 281,000 shares were excluded from the computation of diluted EPS for the nine months ended September 25, 2016 because their effect would have been anti-dilutive.

On July 20, 2017, we declared a dividend of $0.16 per share of common stock, which was paid on September 18, 2017, to shareholders of record as of the close of business on September 1, 2017. Furthermore, on October 18, 2017, we declared a dividend of $0.16 per share of common stock, payable on December 26, 2017, to shareholders of record as of the close of business on December 12, 2017.

NOTE 11 — Segment reporting
We define our reportable segments based on the way the chief operating decision maker (CODM), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•
Publishing, which consists of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include retail, classified, and national advertising revenues consisting of both print and digital advertising, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, single copy sales, and other revenues from commercial printing and distribution arrangements. The publishing reportable segment is an aggregation of two operating segments: Domestic Publishing and the U.K.

•
ReachLocal, which consists of our ReachLocal digital marketing solutions subsidiaries and SweetIQ. The results of this segment include advertising revenues from our search and display services and other revenues related to web presence and software solutions provided by ReachLocal.

In addition to the above operating segments, we have a corporate and other category that includes activities not directly attributable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, finance, and marketing as well as activities such as tax settlements and other general business costs.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

The CODM uses adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled non-GAAP financial measures used by other companies. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges, (6) acquisition-related expenses (including integration expenses), (7) facility consolidation and asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses, multi-employer pension withdrawals and gains or losses on certain investments), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Three months ended September 24, 2017
Advertising - external sales	$337,802	$82,991	$—	$—	$420,793
Advertising - intersegment sales	9,904	—	—	(9,904)	—
Circulation	264,413	—	—	—	264,413
Other - external sales	46,904	10,826	1,338	—	59,068
Other - intersegment sales	1,315	—	—	(1,315)	—
Total revenues	$660,338	$93,817	$1,338	$(11,219)	$744,274

Adjusted EBITDA	$87,451	$5,229	$(18,827)	$—	$73,853

Three months ended September 25, 2016
Advertising	$397,214	$31,839	$—	$—	$429,053
Circulation	285,583	—	—	—	285,583
Other	53,773	3,138	774	—	57,685
Total revenues	$736,570	$34,977	$774	$—	$772,321

Adjusted EBITDA	$86,371	$(6,744)	$(21,598)	$—	$58,029

In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Nine months ended September 24, 2017
Advertising - external sales	$1,071,888	$229,686	$(52)	$—	$1,301,522
Advertising - intersegment sales	13,863	—	—	(13,863)	—
Circulation	821,375	—	—	—	821,375
Other - external sales	138,320	27,622	3,399	—	169,341
Other - intersegment sales	1,996	—	—	(1,996)	—
Total revenues	$2,047,442	$257,308	$3,347	$(15,859)	$2,292,238

Adjusted EBITDA	$283,235	$9,592	$(65,639)	$—	$227,188

Nine months ended September 25, 2016
Advertising	$1,158,269	$31,839	$—	$—	$1,190,108
Circulation	835,872	—	—	—	835,872
Other	148,480	3,138	2,882	—	154,500
Total revenues	$2,142,621	$34,977	$2,882	$—	$2,180,480

Adjusted EBITDA	$298,161	$(6,744)	$(61,367)	$—	$230,050

Pursuant to our adoption of new guidance surrounding the presentation of net periodic benefit costs as discussed in Note 1 — Basis of presentation and summary of significant accounting policies, net periodic benefit costs other than service costs are now included in the Other non-operating items, net line in the unaudited Condensed Consolidated Statements of Income (Loss). As a result of adopting this guidance, adjusted EBITDA increased $2.8 million and $7.5 million for the three and nine months ended September 25, 2016, respectively.

We changed certain corporate allocations at the beginning of fiscal year 2017 and retrospectively applied that change.

The following table presents our reconciliation of adjusted EBITDA to net income:

In thousands	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net income (loss) (GAAP basis)	$23,044	$(23,961)	$20,478	$28,116
Provision (benefit) for income taxes	(16,801)	(9,223)	(19,595)	4,157
Interest expense	4,613	3,652	12,322	8,509
Other non-operating items, net	922	3,694	10,110	9,572
Operating income (loss) (GAAP basis)	11,778	(25,838)	23,315	50,354
Severance-related charges	5,117	5,137	25,382	26,831
Acquisition-related expenses	2,059	14,416	4,652	29,055
Facility consolidation and asset impairment charges	2,189	28,673	22,799	33,160
Other items	2,924	—	2,587	(1,200)
Depreciation	41,128	30,638	124,260	83,889
Amortization	8,658	5,003	24,193	7,961
Adjusted EBITDA (non-GAAP basis)	$73,853	$58,029	$227,188	$230,050

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described under Cautionary Statement Regarding Forward-Looking Statements and throughout this Quarterly Report, as well as the factors described in our 2016 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under Risk Factors.

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the Company) is a next-generation media company that empowers communities to connect, act, and thrive. Gannett owns ReachLocal (an international digital marketing solutions company that includes SweetIQ), the USA TODAY NETWORK (made up of USA TODAY, its digital sites and affiliates, and 109 local media organizations in 34 states across the U.S. and Guam), and Newsquest (a wholly owned subsidiary operating in the U.K. with more than 160 local media brands).

The USA TODAY NETWORK is the largest local to national media network in the U.S. and is powered by an integrated and award-winning news organization with deep roots in 109 local communities, plus USA TODAY, and a combined reach of more than 125 million visitors monthly. There have been more than 24 million downloads of USA TODAY's award-winning app on mobile devices and 4 million downloads of apps associated with our local publications. In addition, Newsquest is a digital leader in the U.K. where its network of websites attracts over 25 million unique visitors monthly. With more than 120 markets in the U.S. and the U.K., Gannett is known for Pulitzer Prize-winning newsrooms, powerhouse brands such as USA TODAY, and specialized media properties.

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

The Company reports in two segments, Publishing and ReachLocal, as well as a corporate and other category.

Certain Matters Affecting Current and Future Operating Results

The following items affect period-over-period comparisons from 2016 and will continue to affect period-over-period comparisons for future results:

Acquisitions

•
SweetIQ – In April 2017, we completed the acquisition of SweetIQ Analytics Corp. (SweetIQ) for approximately $31.7 million, net of cash acquired. SweetIQ has a platform that provides services which enable customers to launch and execute marketing campaigns to convert online searches to in-store foot traffic. SweetIQ's customers include businesses with multi-location brands and agencies that target local marketing.

•
ReachLocal – In August 2016, we completed the acquisition of 100% of the outstanding common stock of ReachLocal for approximately $162.5 million, net of cash acquired. ReachLocal offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to local businesses. In connection with the ReachLocal acquisition, we established a new, separate reportable segment that reflects its results since the acquisition date.

•
Certain assets of North Jersey Media Group (NJMG) – In July 2016, we completed the acquisition of certain assets of NJMG for approximately $38.6 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market.

•
Journal Media Group (JMG) – In April 2016, we completed the acquisition of 100% of the outstanding common stock of JMG for approximately $260.6 million, net of cash acquired. JMG is a media company with print and digital publishing operations serving 15 U.S. markets in 9 states.

•	We completed other immaterial acquisitions during the periods presented.

In the Results of Operations discussion below within the publishing segment, JMG and NJMG are considered 2016 publishing acquisitions.

Restructuring

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities and improve operations, including those of recently acquired entities.

•
Severance-related expenses – We incurred severance-related costs of $5.1 million in both the third quarter of 2017 and 2016. We incurred severance-related costs of $25.4 million and $26.8 million for the first nine months of 2017 and 2016, respectively.

•
Facility consolidation and asset impairment charges – Our facility consolidation initiatives include the disposition of older, under-utilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of production and distribution operations where possible. These facility consolidation and other cost savings plans led us to recognize asset impairment charges, shutdown costs, and charges associated with reducing the useful lives of certain assets. As part of our plans, we are selling certain assets which we have classified as held-for-sale and reduced carrying values to equal fair value less costs to dispose. We recorded pre-tax charges for facility consolidations and asset impairments of $2.2 million and $28.7 million for the third quarter of 2017 and 2016, respectively, and $22.8 million and $33.2 million for the first nine months of 2017 and 2016, respectively. In addition, we recorded accelerated depreciation of $14.1 million and $37.6 million for the third quarter and the first nine months of 2017, respectively. No accelerated deprecation was recorded for the third quarter or the first nine months of 2016.

Other

•
Foreign currency – Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. With respect to Newsquest, results for the third quarter of 2017 were translated from the British pound sterling to U.S. dollars at an average rate of 1.31 which was relatively consistent with the same period in 2016. Newsquest results for the first nine months of 2017 were translated from the British pound sterling to U.S. dollars at an average rate of 1.27 compared to 1.40 for the same period in 2016. Impacts stemming from foreign currency translation gains and losses for ReachLocal are minimal to date.

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

Selective acquisitions or dispositions, leveraging our revenue opportunities, and digital innovation will supplement our operating results. Furthermore, total operating expenses excluding acquisitions and restructuring charges are expected to decrease in comparison to 2016 as a result of lower spending due to headcount and cost reductions and efficiency gains as well as lower newsprint expenses as consumption continues to decline.

Results of Operations

A summary of our segment results is presented below:

In thousands	Three months ended			Nine months ended
	September 24, 2017	September 25, 2016	Change	September 24, 2017	September 25, 2016	Change
Operating revenues:
Publishing	$660,338	$736,570	(10%)	$2,047,442	$2,142,621	(4%)
ReachLocal	93,817	34,977	***	257,308	34,977	***
Corporate and Other	1,338	774	73%	3,347	2,882	16%
Intersegment eliminations	(11,219)	—	100%	(15,859)	—	100%
Total operating revenues	744,274	772,321	(4%)	2,292,238	2,180,480	5%
Operating expenses:
Publishing	616,699	711,349	(13%)	1,908,078	1,979,344	(4%)
ReachLocal	98,024	46,207	***	274,176	46,207	***
Corporate and Other	28,992	40,603	(29%)	102,528	104,575	(2%)
Intersegment eliminations	(11,219)	—	100%	(15,859)	—	100%
Total operating expenses	732,496	798,159	(8%)	2,268,923	2,130,126	7%
Operating income (loss)	11,778	(25,838)	***	23,315	50,354	(54%)
Non-operating expense	(5,535)	(7,346)	(25%)	(22,432)	(18,081)	24%
Income (loss) before income taxes	6,243	(33,184)	***	883	32,273	(97%)
Provision (benefit) for income taxes	(16,801)	(9,223)	82%	(19,595)	4,157	***
Net income (loss)	$23,044	$(23,961)	***	$20,478	$28,116	(27%)

Diluted earnings (loss) per share	$0.20	$(0.21)	***	$0.18	$0.24	(25%)
*** Indicates an absolute value percentage change greater than 100.

To facilitate a comparison of our publishing segment results without the impact of acquisitions or foreign currency translation fluctuations, we are also providing explanations for revenues and expenses for the first nine months of 2017 on a "same store" basis, which are calculated as follows:

•	Reported revenues or expenses

•	Less: revenues or expenses for our 2016 publishing acquisitions from the beginning of fiscal year 2017 through the first anniversary of their applicable acquisition date

•	Less: operations exited in 2016

•	Add (less): decreases (increases) in foreign currency translation impacts based on a constant currency calculation

In the comparisons of publishing operating revenues and expenses, amounts specifically attributable to our 2016 publishing acquisitions reflect only those revenues or expenses from the beginning of fiscal year 2017 through the first anniversary of their applicable acquisition date, all of which are excluded from our calculations of "same store" publishing results. Same store comparisons are not provided on results for the third quarter of 2017 due to minimal differences between same store revenues and expenses and as reported revenues and expenses.

As we continue to integrate our acquisitions, allocations of certain expenses related to acquired businesses may change. These adjustments may impact the comparability of same store expense numbers across periods; however, such impacts are expected to be immaterial.

Operating revenues:

Our publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications. Our advertising teams sell retail, classified, and national advertising across multiple platforms including print, online, mobile, and tablet as well as niche publications. Circulation revenues are derived principally from distributing our publications on our digital platforms and from home delivery and single copy sales of our publications. Other revenues are derived mainly from commercial printing and distribution arrangements. Our publishing segment also includes intersegment sales for customers that have transitioned to the ReachLocal platform.

Our ReachLocal segment generates advertising revenue through search and display services and other services ranging from search optimization to social media. Other revenues are attributable to web presence, listings, and software-as-a-service solutions.

Quarter ended September 24, 2017 versus quarter ended September 25, 2016

Total operating revenues were $744.3 million for the third quarter of 2017, a decrease of 4% from the same period in 2016. This decrease was primarily attributable to continued softness in publishing segment advertising revenues of $49.5 million, reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $21.2 million due to lower circulation volumes. Partially offsetting these declines was the increase in revenues of $58.8 million from ReachLocal, which was acquired in August 2016.

Nine months ended September 24, 2017 versus nine months ended September 25, 2016

Total operating revenues were $2.3 billion for the first nine months of 2017, an increase of 5% from the same period in 2016. This increase was primarily attributable to the increase in revenues of $222.3 million from ReachLocal, which was acquired in August 2016, and revenues from our publishing acquisitions of $158.5 million. Partially offsetting the increase was the continued softness in publishing segment same store advertising revenues of $150.1 million, reflecting decreased demand for print advertising, as well as declining trends in same store circulation revenues of $64.3 million due to lower circulation volumes. Foreign currency rate fluctuations negatively impacted publishing revenues by $20.8 million.

Operating expenses:

Payroll and benefits are the largest component of our operating expenses. Other significant operating expenses include production and distribution costs.

Quarter ended September 24, 2017 versus quarter ended September 25, 2016

Total operating expenses were $732.5 million for the third quarter of 2017, a decrease of 8% from the same period in 2016. Publishing segment expenses decreased by $94.7 million, primarily attributable to continued cost efficiency efforts and lower newsprint expenses. Corporate expenses decreased by $11.6 million, primarily due to a decline in acquisition-related expenses. These decreases were partially offset by an increase in operating expenses from ReachLocal of $51.8 million, which was acquired in August 2016.

Impacting operating expenses for the third quarter of 2017, and included in the above numbers, were accelerated depreciation of $14.1 million, severance-related charges of $5.1 million, facility consolidation and asset impairment charges of $2.2 million, and acquisition-related items of $2.1 million. Impacting the same period in the prior year were facility consolidation and asset impairment charges of $28.7 million, acquisition-related items of $14.4 million, and severance-related charges of $5.1 million.

Nine months ended September 24, 2017 versus nine months ended September 25, 2016

Total operating expenses were $2.3 billion for the first nine months of 2017, an increase of 7% from the same period in 2016. There was an increase in operating expenses of $228.0 million from ReachLocal, which was acquired in August 2016. In addition, our publishing acquisitions contributed $161.9 million to operating expenses. The increase in expenses was partially offset by a decline in our same store publishing expenses of $200.9 million primarily due to continued cost efficiency efforts and lower newsprint expenses. Foreign currency rate fluctuations also reduced publishing expenses by $17.0 million.

Impacting the first nine months of 2017, and included in the above numbers, were accelerated depreciation of $37.6 million, severance-related charges of $25.4 million, facility consolidation and asset impairment charges of $22.8 million, and acquisition-related items of $4.7 million. Impacting the same period in the prior year were facility consolidation and asset impairment charges of $33.2 million, acquisition-related items of $29.1 million, and severance-related charges of $26.8 million.

Publishing

In thousands	Three months ended			Nine months ended
	September 24, 2017	September 25, 2016	Change	September 24, 2017	September 25, 2016	Change
Operating revenues:
Advertising	$347,706	$397,214	(12%)	$1,085,751	$1,158,269	(6%)
Circulation	264,413	285,583	(7%)	821,375	835,872	(2%)
Other	48,219	53,773	(10%)	140,316	148,480	(5%)
Total operating revenues	660,338	736,570	(10%)	2,047,442	2,142,621	(4%)
Operating expenses:
Cost of sales	429,211	488,864	(12%)	1,325,523	1,387,443	(4%)
Selling, general, and administrative expenses	150,246	166,046	(10%)	453,640	482,222	(6%)
Depreciation	33,730	25,926	30%	102,217	71,721	43%
Amortization	1,323	1,840	(28%)	3,899	4,798	(19%)
Facility consolidation and impairment charges	2,189	28,673	(92%)	22,799	33,160	(31%)
Total operating expenses	616,699	711,349	(13%)	1,908,078	1,979,344	(4%)
Operating income	$43,639	$25,221	73%	$139,364	$163,277	(15%)

Operating revenues:

Quarter ended September 24, 2017 versus quarter ended September 25, 2016

Advertising revenues were $347.7 million for the third quarter of 2017, a decrease of 12% from the same period in 2016. This decrease is primarily attributable to an 18% decline in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry.

Digital advertising revenues were $102.9 million for the third quarter of 2017, an increase of 4% from the same period in 2016, which is primarily attributable to increases in mobile display, national programmatic, and audience extension revenues offset by declines in the classified employment category and desktop display.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues were $184.6 million for the third quarter of 2017, a decrease of 14% from the same period in 2016. This decline is primarily attributable to an 18% decline in print retail advertising revenue as a result of reduced demand.

National advertising revenues were $51.2 million for the third quarter of 2017, a decrease of 2% from the same period in 2016. This decrease is primarily attributable to a $5.5 million decline in print national advertising revenue as a result of reduced demand partially offset by an increase in national digital revenues of $4.7 million.

Classified advertising revenues were $111.9 million for the third quarter of 2017, a decrease of 14% from the same period in 2016, which is primarily attributable to declines in real estate, automotive and employment advertising revenues of $3.1 million, $5.8 million and $4.4 million, respectively.

Circulation revenues were $264.4 million for the third quarter of 2017, a decrease of 7% from the same period in 2016. Print circulation revenues were $211.4 million for the third quarter of 2017, a 4% decrease from the same period in 2016 due to a reduction in volume, reflecting general industry trends. Digital circulation revenues were $53.0 million for the third quarter of 2017, an 18% decrease from the same period in 2016 due to a reduction in volume and changes in fair value pricing used to allocate full access subscription revenues between print and digital circulation.

Commercial printing and other revenues were $48.2 million for the third quarter of 2017, a decrease of 10% from the same period in 2016. Other revenues accounted for approximately 7% of total publishing revenues for the quarter.

Nine months ended September 24, 2017 versus nine months ended September 25, 2016

Advertising revenues were $1.1 billion for the first nine months of 2017, a decrease of 6% from the same period in 2016. This decrease is attributable to the decline in same store advertising revenues of 13%, which reflects lower print advertising revenue of 18% due to reduced demand consistent with general trends adversely impacting the publishing industry. This decline was partially offset by advertising revenues associated with our publishing acquisitions of $90.9 million. Foreign currency exchange rates negatively affected advertising revenues by $13.3 million.

Digital advertising revenues were $297.0 million for the first nine months of 2017, an increase of 4% from the same period in 2016. This increase is attributable to digital advertising revenues associated with our publishing acquisitions of $11.2 million. Digital advertising revenues on a same store basis increased 2%, with increases in mobile display, national programmatic, and audience extension revenues offset by declines in the classified employment category and desktop display. Foreign currency exchange rates negatively affected digital advertising revenues by $3.5 million.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues were $579.6 million for the first nine months of 2017, a decrease of 5% from the same period in 2016. This decrease is primarily attributable to the decline in same store advertising revenues of 14% due to lower retail print revenues of 18% stemming from reduced demand. This decline was partially offset by retail advertising revenues associated with our publishing acquisitions of $59.5 million. Foreign currency exchange rates negatively affected retail advertising revenues by $5.6 million.

National advertising revenues were $148.0 million for the first nine months of 2017, a decrease of 5% from the same period in 2016. This decrease is primarily attributable to the decline in same store advertising revenues of 7% due to lower national print advertising revenues of $14.4 million. This decline was partially offset by national advertising revenues associated with our publishing acquisitions of $4.2 million. In addition, national digital same store revenues increased by $6.3 million driven by increases in both premium and programmatic advertising. Foreign currency exchange rates negatively affected national advertising revenues by $1.5 million.

Classified advertising revenues were $358.2 million for the first nine months of 2017, a decrease of 8% from the same period in 2016. This decrease is primarily attributable to the decline in same store advertising revenues of 14%, reflecting a decline in real estate, automotive, and employment advertising revenues of $9.9 million, $14.9 million, and $15.1 million, respectively. This decline was partially offset by classified advertising revenues associated with our publishing acquisitions of $27.2 million. Foreign currency exchange rates negatively affected classified advertising revenues by $6.2 million.

Circulation revenues were $821.4 million for the first nine months of 2017, a decrease of 2% from the same period in 2016. This decrease is primarily attributable to the decline in same store circulation revenues of 8%. The decrease was partially offset by circulation revenues associated with our publishing acquisitions of $55.5 million. Print circulation revenues on a same store basis were $618.8 million for the first nine months of 2017, a 4% decrease from the same period in 2016 due to a reduction in volume, reflecting general industry trends. Digital circulation revenues on a same store basis were $152.8 million for the first nine months of 2017, a 20% decrease from the same period in 2016, due to a reduction in volume and changes in fair value pricing used to allocate full access subscription revenues between print and digital circulation. Foreign currency exchange rates negatively affected circulation revenues by $5.7 million.

Commercial printing and other revenues were $140.3 million for the first nine months of 2017, a decrease of 5% from the same period in 2016. Other revenues accounted for 7% of total publishing revenues for the first nine months of 2017.

Operating expenses:

Quarter ended September 24, 2017 versus quarter ended September 25, 2016

Cost of sales were $429.2 million for the third quarter of 2017, a 12% decrease from the same period in 2016, which was driven primarily by a decrease in newsprint costs of 19% due to lower volume and distribution and production efficiencies.

Total selling, general, and administrative expenses were $150.2 million for the third quarter of 2017, a 10% decrease from the same period in 2016 primarily due to cost savings initiatives.

Severance-related expenses were $5.4 million for the third quarter of 2017 as compared to $4.6 million for the same period in 2016. Of total severance-related expenses reported for the third quarter of 2017, $4.4 million was reported as cost of sales and $1.0 million was reported as selling, general, and administrative expenses. Of total severance-related expenses for the third quarter of 2016, $3.7 million was reported as cost of sales and $0.9 million was reported as selling, general, and administrative expenses.

Our facility consolidation initiatives continued in the third quarter of 2017 and are discussed above under Certain Matters Affecting Current and Future Operating Results.

Depreciation and amortization expense was $35.1 million for the third quarter of 2017, a 26% increase from the same period in 2016. The increase was primarily attributable to $14.1 million of accelerated depreciation expense incurred for the third quarter of 2017 associated with our facility consolidation efforts, compared to no accelerated deprecation for the same period in 2016.

Nine months ended September 24, 2017 versus nine months ended September 25, 2016

Cost of sales were $1.3 billion for the first nine months of 2017, a 4% decrease from the same period in 2016. Cost of sales on a same store basis decreased 12%, driven primarily by a decrease in same store newsprint costs of 6% due to lower volume and distribution and production efficiencies. Also contributing to the decrease in cost of sales was a favorable assessment of a multi-employer pension liability of $7.8 million. Foreign currency exchange rate fluctuations contributed to the decrease in cost of sales by $10.4 million. Partially offsetting the decrease was cost of sales associated with our publishing acquisitions of $119.5 million.

Total selling, general, and administrative expenses were $453.6 million for the first nine months of 2017, a 6% decrease from the same period in 2016. Selling, general, and administrative expenses on a same store basis decreased 11%, primarily attributable to continued company-wide cost efficiency efforts. Foreign currency exchange rate fluctuations contributed to the decrease in selling, general, and administrative expenses by $5.8 million. Partially offsetting the decrease were selling, general, and administrative expenses associated with our publishing acquisitions of $32.6 million.

Severance-related expenses were $21.2 million for the first nine months of 2017 as compared to $26.3 million from the same period in 2016. Of total severance-related expenses reported for the first nine months of 2017, $17.5 million was reported in cost of sales and $3.7 million was reported in selling, general, and administrative expenses. Of total severance-related expenses for the first nine months of 2016, $21.7 million was reported as cost of sales and $4.6 million was reported as selling, general, and administrative expenses.

Our facility consolidation initiatives continued in the first nine months of 2017 and are discussed above under Certain Matters Affecting Current and Future Operating Results.

Depreciation and amortization expense was $106.1 million for the first nine months of 2017, a 39% increase from the same period in 2016. The increase in depreciation and amortization expense was primarily due to $37.6 million of accelerated depreciation expense incurred in the first nine months of 2017 associated with our facility consolidation efforts, compared to no accelerated deprecation incurred in same period in 2016. In addition, depreciation and amortization expenses associated with our publishing acquisitions were $9.8 million. Foreign currency exchange rates reduced depreciation expense by $0.8 million.

Adjusted EBITDA:

In thousands	Three months ended			Nine months ended
	September 24, 2017	September 25, 2016	Change	September 24, 2017	September 25, 2016	Change
Operating income (GAAP basis)	$43,638	$25,221	73%	$139,363	$163,277	(15%)
Severance-related charges	5,421	4,575	18%	21,181	26,269	(19%)
Acquisition-related expenses	420	136	***	331	136	***
Facility consolidation and asset impairment charges	2,189	28,673	(92%)	22,799	33,160	(31%)
Other items	730	—	***	(6,555)	(1,200)	***
Depreciation	33,730	25,926	30%	102,217	71,721	43%
Amortization	1,323	1,840	(28%)	3,899	4,798	(19%)
Adjusted EBITDA (non-GAAP basis)	$87,451	$86,371	1%	$283,235	$298,161	(5%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $87.5 million for the third quarter of 2017, a 1% increase from the same period in 2016. Adjusted EBITDA was favorably impacted by ongoing operating efficiencies, partially offset by declines in print advertising and circulation revenues.

Adjusted EBITDA for our publishing segment was $283.2 million for the first nine months of 2017, a decrease of 5% from the same period in 2016. Adjusted EBITDA decreased due to declines in print advertising and circulation revenues as well as an unfavorable impact of $4.4 million attributable to foreign exchange rate changes, partially offset by the impact of contributions from our publishing acquisitions and ongoing operating efficiencies.

ReachLocal

ReachLocal was acquired and became a new operating segment in August 2016. As such, prior year totals in the following table and discussion reflect only post-acquisition date results:

In thousands	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Operating revenues:
Advertising	$82,991	$31,839	$229,686	$31,839
Other	10,826	3,138	27,622	3,138
Total operating revenues	93,817	34,977	257,308	34,977
Operating expenses:
Cost of sales	55,101	24,485	150,271	24,485
Selling, general, and administrative expenses	34,077	17,798	98,401	17,798
Depreciation	1,511	761	5,210	761
Amortization	7,335	3,163	20,294	3,163
Total operating expenses	98,024	46,207	274,176	46,207
Operating loss	$(4,207)	$(11,230)	$(16,868)	$(11,230)

As of date	September 24, 2017	December 25, 2016
Active Clients (1)	19,900	15,300
Active Product Units (2)	38,400	27,900

(1)
Active Clients is calculated to approximate the number of clients served. Active Clients is calculated by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. This number includes clients with which ReachLocal does not have a direct client relationship. Numbers are rounded to the nearest hundred.

(2)
Active Product Units is calculated to approximate the number of individual products, licenses, or services we are providing under contract for Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client that also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

Operating revenues:

Quarter ended September 24, 2017 versus quarter ended September 25, 2016

Advertising revenues were $83.0 million for the third quarter of 2017 as compared to $31.8 million for the same period in 2016. Advertising revenues from the international entities were $20.2 million for the third quarter of 2017 as compared to $9.0 million for the same period in 2016. In 2017, ReachLocal transitioned publishing segment customers to its platform, resulting in additional revenues of $9.9 million. Additionally, advertising revenues for the third quarter of 2016 did not include $6.7 million from the revaluation of deferred revenue attributable to the purchase price accounting applied at the acquisition date.

Other revenues, which primarily consist of the sale of software-as-a-service products, were $10.8 million for the third quarter of 2017 as compared to $3.1 million for the same period in 2016. Other revenues of $1.3 million were recognized for the third quarter of 2017 as a result of the transition of publishing segment customers to the ReachLocal platform. Additionally, ReachLocal acquired SweetIQ in April 2017, which generated other revenues of $1.7 million for the third quarter of 2017.

Nine months ended September 24, 2017 versus nine months ended September 25, 2016

Advertising revenues were $229.7 million for the first nine months of 2017 as compared to $31.8 million for the same period in 2016. Advertising revenues from the international entities were $60.6 million for the first nine months of 2017 as compared to $9.0 million for the same period in 2016. $13.9 million of advertising revenues were recognized for the first nine months of 2017 as a result of the transition of publishing segment customers to the ReachLocal platform. Additionally, advertising revenues for the first nine months of 2016 did not include $6.7 million from the revaluation of deferred revenue attributable to the purchase price accounting applied at the acquisition date.

Other revenues were $27.6 million for the first nine months of 2017 as compared to $3.1 million for the same period in 2016. Other revenues of $2.0 million were recognized for the first nine months of 2017 as a result of the transition of publishing segment customers to the ReachLocal platform. Additionally, ReachLocal acquired SweetIQ in April 2017, which generated other revenues of $3.1 million since the acquisition date.

The increase in Active Clients and Active Product Units as of September 24, 2017 as compared to December 25, 2016 was attributable to a mixture of organic growth from the ReachLocal base business in North America, the migration of the publishing segment online advertising clients to the ReachLocal platform, the acquisition of SweetIQ, and the onboarding of a significant number of new clients in Brazil, partially offset by declines in Europe and Asia Pacific.

Operating expenses:

Quarter ended September 24, 2017 versus quarter ended September 25, 2016

Cost of sales was $55.1 million for the third quarter of 2017 as compared to $24.5 million for the same period in 2016. Online media acquired from third-party publishers, the largest component of cost of sales, totaled $43.0 million for the third quarter of 2017 as compared to $18.2 million for the same period in 2016. Cost of sales also includes third-party direct costs as well as costs to manage and operate ReachLocal's various solutions and technology infrastructure.

Selling, general, and administrative expenses were $34.1 million for the third quarter of 2017 as compared to $17.8 million for the third quarter of 2016. Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, finance, human resources, legal, and executive functions. The third quarter of 2017 included salaries, benefits, commissions, and other costs related to sales and marketing staff of $24.2 million, general and administrative expenses of $6.1 million, and product and technology expenses of $2.8 million. The third quarter of 2016 included salaries, benefits, commissions, and other costs related to sales and marketing staff of $11.7 million, general and administrative expense of $3.8 million, and product and technology expenses of $1.9 million.

Depreciation and amortization were $8.8 million for the third quarter of 2017 as compared to $3.9 million for the same period in 2016. The third quarter of 2017 included amortization of developed technology of $5.0 million as compared to $2.4 million for the third quarter of 2016.

Nine months ended September 24, 2017 versus nine months ended September 25, 2016

Cost of sales were $150.3 million for the first nine months of 2017 as compared to $24.5 million for the same period in 2016. Online media acquired from third-party publishers totaled $117.3 million for the first nine months of 2017 as compared to $18.2 million for the same period in 2016.

Selling, general, and administrative expenses were $98.4 million for the first nine months of 2017 as compared to $17.8 million for same period in 2016. The first nine months of 2017 included salaries, benefits, commissions, and other expenses related to sales and marketing of $66.7 million, general and administrative expenses of $23.3 million, and product and technology expenses of $8.4 million. The first nine months of 2016 included salaries, benefits, commissions, and other expenses related to sales and marketing of $11.7 million, general and administrative expenses of $3.8 million, and product and technology expenses of $1.9 million.

Depreciation and amortization were $25.5 million for the first nine months of 2017 as compared to $3.9 million for the same period in 2016. The first nine months of 2017 included the amortization of developed technology of $14.5 million as compared to $2.4 million for the first nine months of 2016.

Adjusted EBITDA:

In the following table, prior year totals reflect only post-acquisition date results:

In thousands	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Operating loss (GAAP basis)	$(4,207)	$(11,230)	$(16,868)	$(11,230)
Severance-related charges	191	562	514	562
Acquisition-related expenses	—	—	43	—
Other Items	399	—	399	—
Depreciation	1,511	761	5,210	761
Amortization	7,335	3,163	20,294	3,163
Adjusted EBITDA (non-GAAP basis)	$5,229	$(6,744)	$9,592	$(6,744)

Adjusted EBITDA was $5.2 million for the third quarter of 2017 as compared to a $6.7 million loss for the same period in 2016. Adjusted EBITDA was $9.6 million for the first nine months of 2017 as compared to a $6.7 million loss for the same period in 2016. Revenues for 2016 did not include $6.7 million from the revaluation of deferred revenue attributable to the purchase price accounting applied at the acquisition date. Additionally, in 2017 profitability improved due to scaling our publishing segment customers onto the ReachLocal platform.

Corporate and other

Corporate operating expenses were $29.0 million for the third quarter of 2017 compared to $40.6 million for the same period in 2016. The decrease was primarily driven by a reduction in acquisition-related expenses of $12.6 million, partially offset by an increase in other business transformation costs of $1.8 million and an increase in depreciation expense of $1.9 million.

Corporate operating expenses were $102.5 million for the first nine months of 2017 compared to $104.6 million in the same period in 2016. The decrease was primarily driven by a reduction in acquisition-related expenses of $24.6 million, partially offset by increases in other business transformation costs of $8.7 million, depreciation expense of $5.4 million, severance-related charges of $3.7 million, and additional overhead costs associated with onboarding acquisitions and strategic investments.

Non-operating expense

Interest expense: Interest expense for the third quarter of 2017 was $4.6 million compared to $3.7 million in the same period in 2016. Interest expense for the first nine months of 2017 was $12.3 million compared to $8.5 million in the same period in 2016. The increase in interest expense was primarily attributable to the timing of additional borrowings under the Credit Facility.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Our non-operating expense, net, for the third quarter of 2017 was $0.9 million compared to $3.7 million in the same period in 2016. As a result of our early adoption of new accounting guidance, included in non-operating expenses are certain net periodic pension and postretirement benefit costs of $5.2 million and $2.8 million for the third quarter of 2017 and 2016, respectively. The other non-operating expense, net, for the third quarter of 2017 included a $2.8 million gain on investment.

Our non-operating expense, net, for the first nine months of 2017 was $10.1 million compared to $9.6 million in the same period in 2016. As a result of our early adoption of new accounting guidance, included in non-operating expenses are certain net periodic pension and postretirement benefit costs of $15.7 million and $7.5 million for the first nine months of 2017 and 2016, respectively. The other non-operating expense, net, for the first nine months of 2017 included a $2.8 million gain on investment.

Income tax expense (benefit)

There was a tax benefit for the three and nine months ended September 24, 2017 of $16.8 million and $19.6 million, respectively. During the three months ended September 24, 2017, we made an election to treat one of our ReachLocal international subsidiaries as a disregarded entity for U.S. federal income tax purposes, which resulted in a worthless stock and debt deduction. As a result of this election, we incurred a tax loss that resulted in a $20.1 million tax benefit, net of reserve of $14.7 million for uncertain tax positions. We expect our domestic operations to generate sufficient taxable income to fully utilize the tax benefit of the loss. This tax loss may be subject to audit and future adjustment by the IRS, which could result in a reversal of none, part, or all of the income tax benefit or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock and debt deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

Our effective income tax rates for the three and nine months ended September 24, 2017 are not meaningful. Without the benefit of the $20.1 million tax benefit discussed above, our effective tax rates would have been 52.6% and 55.6% for the three and nine months ended September 24, 2017, respectively, each of which is higher than the statutory tax rate due to losses arising outside of the United States for which we are not recording any tax benefit. Our effective tax rates for the three and nine months ended September 25, 2016 were 27.8% and 12.9%, respectively.

Our quarterly effective tax rate is calculated in part based on the full year forecasted income, over 50% of which is expected to be generated in foreign jurisdictions where the income tax rate is lower than in the U.S. This is similar to full year 2016, where the ratio of income earned in foreign jurisdictions to domestic income was higher than in 2014 and 2015. The lower domestic income is attributable to higher expenses domestically for corporate expenses related to public company costs, restructuring charges and asset impairments as compared with foreign jurisdictions. The recent changes in the mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic income have had the effect of decreasing our tax expense.

The U.S. government is currently considering various proposals related to the corporate tax code. These proposals include, but are not limited to, lowering the statutory tax rate and changes to the rules on how international income is taxed in the U.S. The impact of these proposals may have a material effect on our results of operations in future periods.

Net income (loss) and diluted earnings (loss) per share

Net income was $23.0 million for the third quarter of 2017 compared to net loss of $24.0 million for the same period in 2016. Diluted earnings per share were $0.20 for the third quarter of 2017 compared to diluted losses per share of $0.21 for the same period in 2016. The changes reflect the various items discussed above.

Net income was $20.5 million for the first nine months of 2017 compared to net income of $28.1 million for the same period in 2016. Diluted earnings per share were $0.18 for the first nine months of 2017 compared to diluted earnings per share of $0.24 for the same period in 2016. The changes reflect the various items discussed above.

Liquidity and Capital Resources

Our operations, which have historically generated strong positive cash flows, along with our Credit Facility described below, are expected to provide sufficient liquidity to meet our requirements, including those for investments and expected dividends or share repurchases. For strategic acquisitions, we will consider financing options as appropriate.

Details of our cash flows are included in the table below:

In thousands	Nine months ended
	September 24, 2017	September 25, 2016
Net cash provided by operating activities	$163,691	$117,971
Net cash used for investing activities	(67,563)	(502,617)
Net cash (used for) provided by financing activities	(100,608)	307,398
Effect of currency exchange rate change on cash	117	(2,647)
Net decrease in cash	$(4,363)	$(79,895)

Operating cash flows

Cash flows from operating activities were $163.7 million for the first nine months of 2017, an increase of $45.7 million compared to the same period in 2016. This increase was primarily attributable to tax refunds, net of payments, in 2017 of $15.6 million compared to tax payments, net of refunds, in 2016 of $25.2 million. In addition, there was a decrease in pension and other postretirement contributions of $35.7 million. Partially offsetting these increases in cash flows from operating activities was a decrease in working capital of $38.4 million.

Investing cash flows

Cash flows used for investing activities totaled $67.6 million for the first nine months of 2017, primarily consisting of capital expenditures of $46.9 million and payments for acquisitions of $36.5 million, primarily related to the SweetIQ acquisition, partially offset by proceeds from sales of certain assets of $17.3 million.

Cash flows used for investing activities totaled $502.6 million for the first nine months of 2016, primarily consisting of payments of $462.4 million for the JMG, ReachLocal, and NJMG acquisitions, capital expenditures of $45.0 million, and investments of $12.4 million, partially offset by proceeds from sales of certain assets of $17.0 million.

Financing cash flows

Cash flows used for financing activities totaled $100.6 million for the first nine months of 2017, primarily consisting of the payment of dividends to our shareholders of $54.4 million, the net repayments of borrowings our Credit Facility of $25.0 million, share repurchases of $17.4 million, and payments for employee taxes withheld from stock awards of $3.9 million.

Cash flows from financing activities totaled $307.4 million for the first nine months of 2016, primarily consisting of net borrowings under our Credit Facility of $385.0 million used to purchase JMG, ReachLocal, and NJMG, partially offset by the payment of dividends to our shareholders of $74.4 million, and payments for employee taxes withheld from stock awards of $3.5 million.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of September 24, 2017.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of September 24, 2017.

As of September 24, 2017, we had $375.0 million in outstanding borrowings under the Credit Facility and $11.9 million of letters of credit outstanding, leaving $113.1 million of availability remaining.

Additional information

On July 20, 2017, we declared a dividend of $0.16 per share of common stock, which was paid on September 18, 2017, to shareholders of record as of the close of business on September 1, 2017. Furthermore, on October 18, 2017, we declared a second dividend of $0.16 per share of common stock, payable on December 26, 2017, to shareholders of record as of the close of business on December 12, 2017.

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

In the third quarter of 2017, we repurchased two million shares at a cost of $17.4 million. As of September 24, 2017, there was $100.0 million in availability to repurchase shares under the share repurchase program.

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

In this report, we present adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share (EPS), which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting of workforce restructuring charges, facility consolidation costs, non-cash asset impairment charges, and other items. We believe such expenses, charges, and gains are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

•
Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) severance-related charges, (6) acquisition-related expenses (including certain integration expenses), (7) facility consolidation and asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses, multi-employer pension withdrawals, and gains or losses on certain investments), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

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

•
Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS as EPS before tax-effected (1) severance-related charges, (2) facility consolidation and asset impairment charges, (3) acquisition-related expenses (including certain integration expenses), and (4) other items (including certain business transformation expenses, litigation expenses, multi-employer pension withdrawals, and gains or losses on certain investments). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 19.25% and the U.S. of 38.70%. In addition, tax is adjusted for the impact of non-deductible acquisition costs and a tax benefit related to a worthless stock and debt deduction. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

•
Free cash flow is a non-GAAP liquidity measure that adjusts our reported GAAP results for items we believe are critical to the ongoing success of our business. We define free cash flow as cash flow from operating activities less capital expenditures, which results in a figure representing free cash flow available for use in operations, additional investments, debt obligations and returns to shareholders. The most directly comparable GAAP financial measure is net cash from operating activities.

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

Discussion of non-GAAP financial results

Consolidated adjusted EBITDA: Reconciliations of adjusted EBITDA from net income (loss) presented in accordance with GAAP on our unaudited Condensed Consolidated Statements of Income (Loss) are presented below:

In thousands	Three months ended			Nine months ended
	September 24, 2017	September 25, 2016	Change	September 24, 2017	September 25, 2016	Change
Net income (loss) (GAAP basis)	$23,044	$(23,961)	***	$20,478	$28,116	(27%)
Provision (benefit) for income taxes	(16,801)	(9,223)	82%	(19,595)	4,157	***
Interest expense	4,613	3,652	26%	12,322	8,509	45%
Other non-operating items, net	922	3,694	(75%)	10,110	9,572	6%
Operating income (loss) (GAAP basis)	11,778	(25,838)	***	23,315	50,354	(54%)
Severance-related charges	5,117	5,137	—%	25,382	26,831	(5%)
Acquisition-related expenses	2,059	14,416	(86%)	4,652	29,055	(84%)
Facility consolidation and asset impairment charges	2,189	28,673	(92%)	22,799	33,160	(31%)
Other items	2,924	—	***	2,587	(1,200)	***
Depreciation	41,128	30,638	34%	124,260	83,889	48%
Amortization	8,658	5,003	73%	24,193	7,961	***
Adjusted EBITDA (non-GAAP basis)	$73,853	$58,029	27%	$227,188	$230,050	(1%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $73.9 million for the third quarter of 2017, a 27% increase compared to the same period in 2016. The increase was primarily attributable to an increase in our ReachLocal segment adjusted EBITDA of $12.0 million. Profitability improved due to scaling our publishing segment customers onto the ReachLocal platform and ongoing operating efficiencies. In addition, advertising revenues for the third quarter of 2016 did not include $6.7 million from the revaluation of deferred revenue attributable to the purchase price accounting applied at the acquisition date.

Adjusted EBITDA was $227.2 million for the first nine months of 2017, a 1% decrease compared to the same period in 2016. This decrease was primarily attributable to declines in print advertising and circulation revenues, partially offset by growth in digital advertising revenues, the impact of contributions from acquired businesses, and ongoing operating efficiencies. Additionally, adjusted EBITDA was unfavorably impacted by $4.4 million attributable to foreign exchange rate changes.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income (loss) presented accordance with GAAP on our unaudited Condensed Consolidated Statements of Income (Loss) are presented below:

In thousands, except per share data	Three months ended			Nine months ended
	September 24, 2017	September 25, 2016	Change	September 24, 2017	September 25, 2016	Change
Severance-related charges	$5,117	$5,137	—%	$25,382	$26,831	(5%)
Acquisition-related expenses	2,059	14,416	(86%)	4,652	29,055	(84%)
Facility consolidation and asset impairment charges (including accelerated depreciation)	17,098	29,761	(43%)	61,445	34,311	79%
Other items	19	—	***	(3,179)	(1,200)	***
Pre-tax impact	24,293	49,314	(51%)	88,300	88,997	(1%)
Income tax impact of above items	(8,863)	(17,757)	(50%)	(33,295)	(30,414)	9%
Tax benefit	$(20,086)	—	***	$(20,086)	—	***
Impact of items affecting comparability on net income	$(4,656)	$31,557	***	$34,919	$58,583	(40%)

Net income (loss) (GAAP basis)	$23,044	$(23,961)	***	$20,478	$28,116	(27%)
Impact of items affecting comparability on net income (loss)	(4,656)	31,557	***	34,919	58,583	(40%)
Adjusted net income (non-GAAP basis)	$18,388	$7,596	***	$55,397	$86,699	(36%)

Earnings (loss) per share - diluted (GAAP basis)	$0.20	$(0.21)	***	$0.18	$0.24	(25%)
Impact of items affecting comparability on net income (loss)	(0.04)	0.27	***	0.30	0.49	(39%)
Adjusted earnings per share - diluted (non-GAAP basis)	$0.16	$0.06	***	$0.48	$0.73	(34%)
Diluted weighted average number of common shares outstanding (GAAP basis)	115,774	116,556	(1%)	115,655	119,149	(3%)
Diluted weighted average number of common shares outstanding (non-GAAP basis)	115,774	119,010	(3%)	115,655	119,149	(3%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.16 for the third quarter of 2017 compared to $0.06 for the same period in 2016. Adjusted EPS on a fully diluted basis were $0.48 for the first nine months of 2017 compared to $0.73 for the same period in 2016. The changes reflect the various items discussed above.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

In thousands	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Weighted average number of shares outstanding - basic (GAAP basis)	113,253	116,556	113,467	116,461
Effect of dilutive securities (GAAP basis)
Restricted stock units	1,657	—	1,418	1,506
Performance share units	757	—	643	916
Stock options	107	—	127	266
Weighted average number of shares outstanding - diluted (GAAP basis)	115,774	116,556	115,655	119,149
Effect of dilutive securities (non-GAAP basis)
Restricted stock units	—	1,446	—	—
Performance share units	—	765	—	—
Stock options	—	243	—	—
Weighted average number of shares outstanding - diluted (non-GAAP basis)	115,774	119,010	115,655	119,149

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed Consolidated Statements of Cash Flow are presented below:

In thousands	Nine months ended
	September 24, 2017	September 25, 2016
Net cash flow provided by operating activities (GAAP basis)	$163,691	$117,971
Capital expenditures	(46,884)	(45,001)
Free cash flow (non-GAAP basis)	$116,807	$72,970

Free cash flow for the first nine months of 2017 increased by $43.8 million from the same period in 2016. This increase was primarily attributable to the increase in net cash flow from operating activities of $45.7 million compared to same period in 2016. The increase in net cash flow from operating activities was primarily attributable to tax refunds, net of payments, in 2017 of $15.6 million compared to tax payments, net of refunds, in 2016 of $25.2 million. In addition, pension and other postretirement contributions decreased by $35.7 million. Partially offsetting these increases in cash flows from operating activities was a decrease in working capital of $38.4 million.

Off-Balance Sheet Arrangements

As of September 24, 2017, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe our market risk from financial instruments, such as accounts receivable and accounts payable, is not material. We are exposed to foreign exchange rate risk due to our publishing operations in the U.K., for which the British pound sterling is the functional currency. If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $3.7 million for the nine months ended September 24, 2017. In addition, our ReachLocal segment has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, European euro, Japanese yen, Indian rupee, Mexican peso, New Zealand dollar, Singapore dollar and Brazilian real. A 10% fluctuation in each of these currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $1.3 million for the nine months ended September 24,

2017. Translation gains or losses affecting the Condensed Consolidated Statements of Income (Loss) have not been significant in the past.

We are exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding as of September 24, 2017, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $2.8 million for the nine months ended September 24, 2017.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of September 24, 2017, to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

The following table sets forth information regarding our repurchases of common stock pursuant to our $150 million share repurchase program during the three months ended September 24, 2017:

Period	Number of Shares Repurchased	Weighted Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
June 26, 2017 to July 23, 2017	—	$—	—	$—
July 24, 2017 to August 27, 2017	—	—	—	—
August 28, 2017 to September 24, 2017	2,000,000	$8.67	2,000,000	$99,954,336

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

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 24, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 24, 2017 and December 25, 2016, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the fiscal quarters and six months ended September 24, 2017 and September 25, 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters and six months ended September 24, 2017 and September 25, 2016, (iv) Unaudited Condensed Consolidated Cash Flow Statements for the six months ended September 24, 2017 and September 25, 2016, and (v) Unaudited Notes to Condensed Consolidated Financial Statements
Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2017	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)