Form 10-K
period 2017-12-31
Gannett Co., Inc.
filed 2018-02-28
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 25, 2017 was $970,229,308. The registrant has no non-voting common equity.
As of February 19, 2018, 112,823,971 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders to be held on May 8, 2018 is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2017 FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY (USAT) and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with more than 170 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the company has strong relationships with thousands of marketers in both our U.S. and U.K. markets due to our large local and national sales forces and robust advertising and marketing solutions product suite. The company reports in two operating segments, publishing and ReachLocal, plus a corporate and other category. A full description of our segments is included in Note 14 — Segment reporting of the notes to the consolidated and combined financial statements.

The company has made both internal and external digital investments to address consumers' changing habits toward the consumption of news and information on digital devices as well as marketers' changing spending habits towards digital products. In 2017, total digital revenues were $994.9 million, or 32% of total company revenues. The USA TODAY NETWORK, with more than 3,000 journalists, averaged approximately 117 million(a) (see "References" section below) monthly unique visitors who access content through desktops, smartphones, and tablets. In September 2017, the company achieved a record 125 million(a) unique digital visitors in the U.S. In the U.K., Newsquest is a publishing and digital leader with more than 900 journalists and a network of web sites that attracts over 26 million(b) unique visitors monthly.

Publishing Segment

Our publishing segment comprises the USA TODAY NETWORK (as described above) and Newsquest. Since its introduction in 1982, USA TODAY has been a cornerstone of the national news landscape and is a recognizable and respected brand. Through the execution of our business strategy over the last two years, we have taken a series of steps that have culminated in the creation of the USA TODAY NETWORK.

•In 2015, we began to include the USA TODAY local edition as an insert each day in 35 of our local daily publications, which includes News, Money, and Life content, and throughout the network USA TODAY sports coverage was integrated into local sports sections.
•In 2016, we leveraged the strong USA TODAY brand and created the largest local to national media network in the country, the USA TODAY NETWORK.
•In 2017, we started a branding refresh of our print and digital products across our U.S. markets that will continue into 2018. This refresh is designed to unify our digital network, modernize our visual storytelling, create a more contemporary look for our advertisers and partnerships, and attract new audiences.

The USA TODAY NETWORK brand and audience reach will be further leveraged as we build out new digital businesses, similar to our successful launch of “For the Win” (ftw.usatoday.com), a unique digital property that provides sports fans with social news and curated analysis, and our recent investment in Grateful Ventures, a startup digital content network that operates in the lifestyle vertical.

The scale of our consumer audience across our publishing business makes us an attractive marketing partner to various national and local businesses trying to reach consumers. We are the leading newspaper publisher in the U.S. in terms of circulation and have the third largest digital audience in the News and Information category based on December 2017 comScore Media Metrics; per those metrics, our content reaches more people digitally than Fox News, CBSnews.com, New York Times Digital, BuzzFeed.com, NBC News, or WashingtonPost.com.(a)

•At our U.S. local publishing operations, the average daily print readership is more than 11 million on Sundays and 5 million daily Monday through Saturday, while the digital audience averages 43 million(a) unique visitors per month. At our flagship brand, USA TODAY, print readership averages over 2.6 million daily Monday to Friday, while the digital audience averages over 93 million(a) unique visitors per month. While our print audience tends to skew to an older demographic, our digital audience skews younger as evidenced by 54%(a) of the total U.S. digital millennial audience (ages 18 - 34) accessing USA TODAY NETWORK content.

•In the U.K., our wholly-owned subsidiary Newsquest has a total average print readership of over 5.7 million every week. Newsquest’s digital audience continued to grow in 2017, with average monthly unique users of its network rising to 26.3 million(b).

As digital media consumption shifts to mobile devices and social media, our audiences on these platforms continue to grow. The USA TODAY NETWORK consistently ranks in the top 3 in mobile web unique visitors in the News and Information category, finishing December 2017 at #2(a). Total mobile web page views for the USA TODAY NETWORK grew 5%(b) in 2017, evidence our content successfully resonates on mobile devices. In the fourth quarter of 2017, we began to roll out a new mobile web experience with preliminary results showing greater user engagement. At Newsquest, mobile monthly unique users increased 7%(b) and mobile article page views grew 15%(b) in 2017 on a year-over-year basis. On social platforms, we focused on creating franchises to drive user engagement and had great success with our Animalkind and Humankind franchises. In 2017, Animalkind produced 266.3 million(c) video views and Humankind produced 95.9 million(c) video views on Facebook with 119 million(c) post engagements (liked, shared, commented) and 62 million(c) post engagements, respectively. These results show that regardless of platform our content drives engagement.

Gannett continues to build an innovative video network, with best-in-class video content to attract new audiences and drive revenue growth through enhancing existing revenue streams and creating new innovative products. In 2017, our U.S. local properties generated 292 million(b) cross-platform video plays, an increase of 33%(b) year-over-year. Building on the success of our first season of VRtually There, a series that tells the nation’s stories and delivers immersive and original content in virtual reality, we launched season two in 2017. Also during the year, we launched a drone storytelling initiative in 10 markets to support local and national storytelling; this program was critical in providing the comprehensive video coverage of hurricanes Harvey and Irma, giving readers a bird’s eye view of the damage caused by the hurricanes.

The publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications and to a lesser extent commercial printing and distribution, marketing, and data services. USA TODAY and our local publications have developed an efficient operating model utilizing integrated shared support for back-office operations such as financial services and accounting, content design and layout services, print and digital creative development and certain sales and service platforms. This model also serves as a point of leverage and synergy opportunity with respect to businesses acquired by the company.

Advertising: In 2017, publishing segment advertising revenues of $1.5 billion comprised 53% of total publishing segment revenues, down from 55% in 2016. We sell and track our advertising sales in three primary categories: retail, national, and classified. Below are descriptions of the three categories:

•Retail advertising is associated with local merchants or locally owned businesses. Retail includes regional and national chains (such as department and grocery stores) that sell in the local market. Ads run in our print products and across our digital network.
•National advertising is principally associated with advertisers who are promoting national products or brands. Examples are pharmaceuticals, travel, airlines, or packaged goods. Both retail and national ads also include preprints, typically stand-alone multiple page fliers inserted into daily and Sunday print products.
•Classified advertising includes the major categories of automotive, employment, legal, and real estate/rentals. Advertising for classified segments is published in the classified sections or other sections within the publication, on our digital platforms, on affiliated digital platforms, and in certain magazines.

We have an experienced local advertising staff that sells retail, all classified excluding employment, and national advertising across multiple platforms, including print, desktop, mobile and tablet, as well as niche publications. Additionally, our staff sells the ReachLocal suite of digital marketing solutions, including search engine marketing, social media marketing, and website development. We have a separate national advertising sales force focused on the largest national advertisers and a separate sales organization to support classified employment sales.

Our advertising staff employs a multi-platform approach to advertising sales, which can be specifically tailored to the individual needs of advertisers from small, locally-owned merchants to large, complex businesses. We believe local and national advertisers find it challenging to manage the complexity of their media budgets, particularly on the digital side. They are seeking to reach a shifting audience and are struggling to influence attitudes and behavior at each stage of the purchase path. Our diverse sales force, unique industry scale, and broad portfolio of print and digital products position us to solve these challenges. Through our media planning process, we present advertisers with targeted, integrated solutions that help advertisers reach this shifting audience. The planning process leverages our considerable strength in data analysis and secondary research, with the result being a tailored media and marketing plan in which the individual elements work in concert to amplify and reinforce advertisers' messages and solve their business needs.

Our advertising revenues are subject to moderate seasonality due primarily to fluctuations in advertising volumes. Our advertising revenues for publishing are typically highest in the company's fourth quarter due to holiday and seasonal advertising and lowest in the first quarter following the holiday season. The volume of advertising sales in any period is also impacted by other external factors such as competitors' pricing, advertisers' decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand, and general economic conditions.

Circulation: In 2017, publishing segment circulation revenues of $1.1 billion comprised 40% of total publishing segment revenues, consistent with 39% in 2016. In a trend generally consistent within the domestic publishing industry, print circulation volumes declined in 2017. Circulation revenues in the U.S. are derived from our All Access Content Subscription Model, single-copy sales, hotel sales, and digital-only sales. Circulation revenues at Newsquest are more centered on single-copy sales with a larger portion of weekly paid-for titles and free titles as compared to our U.S. publications. Additionally, Newsquest employs a regional model, generally involving clustering of the publication of a free print product alongside a paid-for print product, which allows for the cross-selling of advertising serving the same or contiguous markets.

Our All Access Content Subscription Model in our local markets includes access to our content via multiple platforms including websites, smartphone and tablet applications, and e-newspapers, with subscription prices that vary according to the frequency of delivery of the print edition. Also available to subscribers are digital only or digital plus Sunday subscriptions. We currently have more than 1.8 million digital activated subscribers via our All Access Content Subscription Model. We offer our customers EZ Pay, a payment system which automatically deducts subscription payments from customers' credit cards or bank accounts; we see better subscriber retention with our EZ Pay customers. At the end of 2017, EZ Pay was used by 58% of all subscribers at local U.S. Gannett sites (not including USA TODAY).

Growing our digital only subscribers is a strategic priority and, in 2017, our digital only subscribers increased by 50% to 340,808. Our primary digital subscriber acquisition tactics include onsite promotion, email marketing, social marketing and event marketing. A variety of pricing strategies are used throughout the year, including discounted introductory periods and sales, to encourage trial and habituation before transitioning to the full rate. In the U.S. local markets, approximately 81% of circulation revenue is derived from our All Access Content Subscription Model and digital-only subscriptions.

In addition to the subscription model in our U.S. local markets, single-copy print editions continue to be sold at retail outlets and account for approximately 11% of daily and 20% of Sunday net paid circulation volume. Approximately 81% of net paid circulation volumes of USA TODAY are generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. The remainder is generated by home and office delivery, mail, educational, and other sales.

Production and Distribution: Gannett Publishing Services (GPS) was formed to improve the efficiency and reduce the cost associated with the production and distribution of the Gannett printed products across all divisions in the U.S. GPS manages the production and circulation operations for all our local daily and non-daily newspapers as well as USA TODAY and runs a commercial printing and delivery business that generates revenues from third party publishers.

GPS leverages our existing assets, including employee talent and experience, physical plants and equipment, and our vast national and local distribution networks. GPS is particularly focused on maximizing our geographic footprint to most efficiently produce and transport our printed product. GPS is responsible for internal and external printing, packaging, and distribution. Over the last several years, GPS has actively outsourced printing activities to competitive local market or regional printing businesses in situations where the cost to outsource would benefit Gannett. Alternatively, in certain cases, GPS will utilize excess printing capacity to print competitor and other publications.

Newsquest operates its publishing activities in a similar manner to GPS, through regional centers to maximize the use of management, finance, printing, and personnel resources. This regional approach allows the business to leverage a variety of back-office and administrative activities to optimize financial results and enables the group to offer readers and advertisers a range of attractive products across the market.

Competition: Our U.S. and U.K. publishing operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our publishing operations also compete for circulation and readership against other news and information outlets and amateur content creators. While very few of our publishing operations have similar daily print competitors that are published in the same city, our print products compete with the following types of businesses:

•National, regional and smaller suburban area newspapers and free or paid publications

•Other media including magazines, television, direct mail, cable television, radio, outdoor/billboard advertising, directories, e-mail marketing, web sites, mobile-device platforms and social platforms.

Development of opportunities in, and competition from, digital media, including web sites, tablet, mobile and social products continues to increase. As such, there is very little barrier to entry and limited capital requirements for new companies to enter the market with competitive digital products. The company will continue to expand its audience reach in the digital media industry through internal audience development efforts, content distribution programs, acquisitions and partnerships to protect its audience market share. Additionally, the company will continue to improve its suite of advertising and marketing services products through both internal development and acquisitions and partnerships to protect its advertising market share.

Environmental Regulation: The company is committed to protecting the environment. Our goal is to ensure our production and distribution facilities comply with federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in its operations. We are one of the industry leaders in the use of recycled newsprint. During 2017, 11% of our domestic newsprint purchases contained recycled content, with an average recycled content of 20%.

Our operations use inks, solvents, and fuels. The use, management and disposal of these substances are sometimes regulated by environmental agencies. We retain a corporate environmental consultant who, along with internal and outside counsel, oversees regulatory compliance and preventive measures. Some of our subsidiaries have been included among the potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation, although we do not currently anticipate these designations will have a material impact on our results of operations or cash flows.

Raw Materials: Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. We purchase newsprint primarily from 12 domestic and global suppliers. During 2017, our total newsprint consumption was approximately 270,000 metric tons, including consumption by our owned and operated print sites, third-party printing sites, and Newsquest. Newsprint consumption in 2017 was 9% less than in 2016. On a pro-forma basis without tonnage from businesses acquired during 2016, newsprint consumption was 20% lower compared to 2016. We continue to moderate newsprint consumption and expense through the use of lighter basis weight paper. Our ability to supply the needs of our publishing operations depends upon the continuing availability of newsprint at an acceptable price, and the results of operations of our publishing segment may be impacted significantly by changes in newsprint prices. The availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under “Risk Factors” in this Annual Report on Form 10-K.

Joint Operating Agencies: Our publishing subsidiaries in Detroit and York each participate in a joint operating agency (JOA). In each instance, the JOA performs the production, sales, distribution, and back office functions for our subsidiaries and the publisher of another publication pursuant to a joint operating agreement. Operating results for the Detroit and York JOAs are fully consolidated along with a charge for the minority partner's share of profits.

ReachLocal Segment

The mission of our ReachLocal segment is to deliver customers to local businesses. ReachLocal, Inc., which began in 2004 and was acquired by Gannett in 2016, helps local businesses advertise online to find those customers. We believe local businesses want a single, unified solution to solve their digital marketing needs. Our total digital marketing solution consists of products and solutions in three categories: digital advertising (including ReachSearch™, ReachDisplay™, ReachSocial Ads™, and ReachRetargeting™), web presence (including ReachSite+ReachEdge™, ReachSEO™, ReachCast™, ReachListings™, and TotalLiveChat™), and software-as-a-service (ReachEdge™ and Kickserv™). In April 2017, Gannett acquired SweetIQ, a provider of location and reputation management Software-as-a-Service (“SaaS”) solutions that enable businesses to manage their location data and measure consumer engagement. SweetIQ was integrated into our ReachLocal product suite as ReachListings™ and continues to be sold to multi-location businesses under the SweetIQ brand.

Products: Our search engine marketing (SEM) solution, ReachSearch™, combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. ReachSearch™ is a leading SEM offering for local businesses and has won numerous awards since its rollout, including most recently winning Google's Quality Score Champion Award in North America. ReachSearch™ is optimized for local markets in each of the territories in which our ReachLocal segment operates. ReachSearch™ accounted for 77% of our ReachLocal segment’s revenue for the year ended December 31, 2017.

We also offer online advertising products focused on maximizing local businesses’ exposure by displaying their ads on websites that, in the aggregate, reach an estimated 90% of the U.S. online audience. Our display products include a retargeting solution to target consumers who have previously visited a specific client's website through a ReachSearch™ campaign or a ReachDisplay™ campaign or who have previously searched for a client's keywords (ReachRetargeting™) and a Facebook advertising solution (ReachSocial Ads™), among other products. These products are generally available in North America and selectively available in ReachLocal's international markets.

In addition, we offer a number of web presence solutions. These solutions include websites (ReachSite™), search engine optimization (ReachSEO™), social (ReachCast™), chat (TotalLiveChat™), listings (ReachListings™), and other products and solutions, all focused on expanding and leveraging clients' web presence. Often, these products are designed to work in concert with our digital advertising products with a goal of enhancing clients’ marketing return on investment. These products are generally available in North America and selectively available in our international markets.

We also offer software products designed to enable our clients to both easily assess the efficacy of their marketing efforts and to facilitate their interactions with their customers. Our ReachEdge™ solution is a marketing automation platform that includes tools for capturing web traffic information and converting leads into new customers for clients. ReachEdge™ provides clients with tools designed to significantly improve their conversion of leads to customers and helps clients stay top-of-mind during the prospect's decision-making process by using integrated marketing automation to send new prospects targeted e-mails and alerts to the client's staff reminding them to follow up on each lead. ReachEdge™ also provides reports to show clients how many leads they are getting from each marketing source and other important business insights. ReachEdge™ is available in most of our markets. Our Kickserv™ solution is a cloud-based business management software for service businesses. Kickserv™ allows us to provide an end-to-end solution to clients that starts with lead generation (e.g., ReachSearch™, ReachDisplay™, and ReachSEO™), includes lead conversion (ReachEdge™), and then closes and manages the business relationship (Kickserv™). Kickserv™ is available in North America.

Distribution: We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our ReachLocal segment has sales operations in the United States, Canada, Australia, New Zealand, Japan, Germany, Austria, Brazil, and Mexico. Approximately 77% of revenues are derived in North America and the remaining 23% from other international markets. All ReachLocal segment revenues are digital revenues.

Competition: The market for local online advertising solutions is intensely competitive and rapidly changing. The market is highly fragmented as there are a number of smaller companies which provide internet marketing services at highly competitive prices and, increasingly, we compete with vertical-specific small and medium-sized business (SMB) marketing providers who offer solutions tailored for specific verticals. In addition, the online publishers that we utilize for clients, such as Google, Yahoo!, and Microsoft, generally offer their products and services through self-service platforms. Many traditional, offline media companies also offer online advertising solutions and have large, direct sales forces and digital publishing properties. With the introduction of new technologies and market entrants, ReachLocal expects competition to intensify in the future.

Strategy

Gannett’s vision is to become the daily destination for consumers and marketers seeking meaningful connections with their communities across print, digital, and other channels. We are committed to a business strategy that drives audience growth and engagement by delivering deeper content experiences to our audience while offering the products and marketing expertise our advertisers desire. The execution of this strategy should allow the company to continue its evolution from a more traditional print media business to a digitally focused media and marketing services business. As part of the execution of this strategy, in late 2017, the company announced a management reorganization to align its operations under two main areas: Marketing Solutions and Consumer.

Key elements of our strategy are as follows:

Leverage nationwide scale and local presence to expand and deepen our relationships with consumers and marketers. The broad reach of both the USA TODAY NETWORK, with 109 local properties plus USA TODAY, and Newsquest, with more than 170 local media brands, gives us the ability to deepen our relationships with both consumers and advertisers at a national and local level. Through the USA TODAY NETWORK, we bring consumers the local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. To further drive audience growth and engagement across our domestic and international media brands, we will leverage the network to expand our content offerings to extend beyond news into new verticals, including lifestyle content such as food, health and fitness. We will deepen our relationships with our subscribers by offering a membership model, providing access to local events and experiences. For advertisers, we will leverage our broad sales footprint and strong customer relationships to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we will also use data and insights to offer new and dynamic advertising products that can deliver superior results.

Accelerate expansion of our digital businesses through innovative consumer experiences and new marketing solutions. In 2017, we continued development of new consumer experiences through innovative storytelling mediums like virtual reality and drones, as well as improvements to our digital products. We will continue to deepen overall engagement and drive audience growth in 2018 and beyond by extending our content offerings to new platforms such as podcasts, voice and longer form video franchises. During 2017, we successfully integrated ReachLocal into our local markets as our digital marketing services provider. In 2018, we will continue to expand our digital marketing footprint in these markets as currently only a small percentage of our client base takes advantage of our digital marketing capabilities. We will introduce new customer solutions that will enable marketers to more easily track their return on investment across all their marketing channels. We also plan on extending our branded content offerings to the local level and continuing to evolve our innovative ad products offered to both national and local advertisers.

Pursue opportunistic acquisitions. We are well-positioned to pursue value-enhancing investments and acquisitions while being both disciplined and opportunistic in our acquisition strategy. Our balance sheet remains strong and our cash flow generation capabilities provide us with the financial flexibility to pursue opportunities of various sizes. Our focus has shifted from acquiring traditional print businesses to digital acquisitions that either expand our digital marketing services portfolio or broaden our content offerings. For example, in 2017 we acquired SweetIQ, a location and customer engagement software provider, which helped expand the product portfolio of ReachLocal. In 2017, we made a majority investment in a startup digital content network (“Grateful Ventures”) that operates in the lifestyle vertical to quickly and efficiently expand our content offerings beyond the traditional news category. We will still explore traditional print acquisitions that fit our geographic profile and offer strong synergy opportunities but likely on a smaller scale than previous acquisitions.

Maximize the value of our legacy print business and rationalize our cost base. We will continue to drive the profitability of our traditional print operations by rationalizing our cost infrastructure and maximizing our revenue base. To drive greater cost savings, we will continue to centralize operations to increase efficiencies with focus on our printing and distribution centers, content creation network and advertising sales structure. Our economies of scale will enable us to continue to reduce supply chain costs while streamlining the process of producing newspapers. We will also explore outsourcing certain business functions to reduce costs. On the revenue side, we have implemented a new print advertising pricing program that encourages more frequent advertising in our printed product, which should deliver the advertiser improved return on investment and reduce the advertiser churn we are experiencing. Our circulation pricing strategy will center on strategic price increases while delivering greater value to our most loyal subscribers through membership opportunities.

Maintain a flexible balance sheet with emphasis on capital allocation. Through aggressive cost management and disciplined financial policies, we have been able to maintain a strong balance sheet with relatively low debt levels compared to our peers. Our strong balance sheet has enabled us to keep a flexible capital allocation policy with an emphasis on returning cash to shareholders. Since the beginning of 2016, we have paid a quarterly dividend of $0.16 per share to shareholders. In July 2015, our Board of Directors authorized a three-year, $150 million share repurchase program. As of December 31, 2017, 5.75 million shares have been repurchased under the program at an average cost of $8.70 per share.

Strategic Acquisitions

SweetIQ Analytics Corp. (SweetIQ): In April 2017, we completed the acquisition of SweetIQ Analytics Corp. SweetIQ is a provider of location and reputation management software that enables businesses to manage their location data and measure consumer engagement.

ReachLocal, Inc. (ReachLocal): In August 2016, we completed the acquisition of ReachLocal, Inc.

North Jersey Media Group, Inc. (NJMG): In July 2016, we completed the acquisition of certain assets of North Jersey Media Group, Inc. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald.

Journal Media Group, Inc. (JMG): In April 2016, we completed the acquisition of Journal Media Group, Inc. JMG is a media company with print and digital publishing operations serving 15 U.S. markets in nine states, including the Milwaukee

Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis. The acquisition expanded our print and digital publishing operations domestically.

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

Employees

We employed approximately 15,300 persons at our subsidiaries in the U.S. as of December 31, 2017. Approximately 14% of those employed by us in the U.S. are represented by labor unions, most of which are affiliated with one of seven international unions. These represented employees are covered by approximately 60 collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing industry. We do not engage in industry-wide or company-wide bargaining. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues only. There were approximately 3,700 employees outside of the U.S., including approximately 3,000 employed by Newsquest in the U.K.

Internet Access

Our reports on Forms 10-K, 10-Q, and 8-K and all amendments to those reports are available without charge through the company's website (www.gannett.com) on the internet as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). We also will disclose on this website changes to, or waivers of, our corporate Ethics Policy. Information on our website does not constitute part of this Form 10-K.

References

(a) comScore Media Metrics

(b) Adobe Analytics

(c) Facebook

Major Publications and Markets We Serve

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.S. Our local and national media brands are united under the USA TODAY NETWORK, the largest local to national media network in the U.S. The network is powered by an integrated and award-winning news organization comprising more than 3,000 journalists with deep roots in 109 local communities, plus USA TODAY, and a combined reach of more than 117 million visitors monthly.

The following table lists information for our major publications and their affiliated digital platforms in the U.S. as of December 31, 2017:

Title	Related Website(s)	Location	Daily(a)	Sunday(a)
USA TODAY	www.usatoday.com	McLean, Virginia	3,078,773	2,985,615
The Arizona Republic	www.azcentral.com	Phoenix, Arizona	227,176	422,510
Detroit Free Press	www.freep.com	Detroit, Michigan	182,455	930,818
Milwaukee Journal Sentinel	www.jsonline.com	Milwaukee, Wisconsin	116,680	180,268
The Indianapolis Star	www.indystar.com	Indianapolis, Indiana	93,612	213,870
The Record	www.northjersey.com	Bergen, New Jersey	91,032	97,149
The Cincinnati Enquirer	www.cincinnati.com	Cincinnati, Ohio	84,669	157,670
The Courier-Journal	www.courier-journal.com	Louisville, Kentucky	83,888	174,022
The Des Moines Register	www.desmoinesregister.com	Des Moines, Iowa	68,165	144,049
The Tennessean	www.tennessean.com	Nashville, Tennessee	65,383	159,617

(a)
Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's December 2017 Quarterly Publisher's Statement.

The following table presents information for our local media organizations and affiliated digital platforms within the USA TODAY NETWORK on a state-by-state basis, including the major publications listed in the table above, as of December 31, 2017:

USA TODAY NETWORK MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS
State / Territory	Number of Local Media Organizations	Daily(a)	Sunday(a)
Alabama	1	17,623	20,484
Arizona	1	227,176	422,510
Arkansas	1	6,128	111
California	5	85,539	84,276
Colorado	1	16,794	20,735
Delaware	1	48,627	83,213
Florida	6	205,492	296,129
Guam	1	9,308	8,247
Indiana	5	159,017	301,790
Iowa	2	75,799	144,653
Kentucky	2	88,139	179,272
Louisiana	5	57,799	72,423
Maryland	1	8,875	11,358
Michigan	5	233,774	1,120,951
Minnesota	1	15,370	19,422
Mississippi	2	37,947	44,305
Missouri	1	22,080	42,839
Montana	1	18,259	18,433
Nevada	1	26,340	46,420
New Jersey	8	213,861	255,951
New Mexico	6	31,272	23,756
New York	6	159,870	226,558
North Carolina	1	22,574	40,197
Ohio	11	139,994	213,979
Oregon	1	23,419	29,599
Pennsylvania	4	51,951	62,839
South Carolina	2	45,391	102,016
South Dakota	1	22,767	47,844
Tennessee	6	196,226	352,841
Texas	5	73,407	162,364
Utah	1	9,648	11,715
Vermont	1	18,852	20,713
Virginia	2	3,088,026	2,996,553
Washington	1	22,033	16,347
Wisconsin	11	240,240	330,718

(a)
Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's December 2017 Quarterly Publisher's Statement.

Newsquest has a portfolio of over 170 news brands and more than 80 magazines, published in print and online in the U.K. With a digital audience of more than 26 million users a month and more than 5.7 million readers in print, Newsquest's content is read by a substantial portion of the U.K. population. In addition to local news brands, Newsquest owns the digital businesses s1 and Exchange & Mart and a specialist magazine business.

The following table presents information for our major local media organizations and affiliated digital platforms operated by Newsquest in the U.K. as of December 31, 2017. All circulation figures are according to ABC results for the period January to December 2017 unless otherwise noted:

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Publication	City	Local Media Organization / Web Site	Circulation Monday - Saturday
Basildon & Southend Echo	Basildon, Southend on Sea	www.echo-news.co.uk	17,932
Bolton News	Bolton	www.theboltonnews.co.uk	9,271
Bournemouth - The Daily Echo	Bournemouth	www.bournemouthecho.co.uk	12,795
Bradford Telegraph & Argus	Bradford	www.thetelegraphandargus.co.uk	13,264
Colchester Daily Gazette	Colchester	www.gazette-news.co.uk	9,525
Dorset Echo	Dorset	www.dorsetecho.co.uk	10,055
Glasgow - Evening Times	Glasgow	www.eveningtimes.co.uk	22,397
Greenock Telegraph	Greenock	www.greenocktelegraph.co.uk	9,555(a)
Lancashire Telegraph	Blackburn, Burnley	www.lancashiretelegraph.co.uk	10,532
Oxford Mail	Oxford	www.oxfordmail.co.uk	9,922
South Wales Argus - Newport	Newport	www.southwalesargus.co.uk	10,578
Southampton - Southern Daily Echo	Southampton	www.dailyecho.co.uk	15,620
Swindon Advertiser	Swindon	www.swindonadvertiser.co.uk	9,104
The Argus Brighton	Brighton	www.theargus.co.uk	10,370
The Herald, Scotland	Glasgow, Edinburgh	www.heraldscotland.co.uk	27,655
The National, Scotland	Glasgow, Edinburgh	www.thenational.scot	8,496(a)
The Northern Echo	Darlington	www.thisisthenortheast.co.uk	22,622
The Press - York	York	www.yorkpress.co.uk	14,075
Worcester News	Worcester	www.worcesternews.co.uk	6,815
The Leader	Wrexham	www.leaderlive.co.uk	16,577

(a)	Circulation figures are according to ABC results for the period January to December 2016 as 2017 results are not available.

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

Risks Relating to Our Strategic Transformation

We face risks and challenges in connection with our strategic transformation into a digital company focused on our marketing solutions and consumer businesses.

In the fourth quarter of 2017, we commenced a management reorganization of our company to align more definitively with our business strategy, which focuses on two primary areas: marketing solutions and consumer. See “Business - Strategy” section of this Annual Report on Form 10-K for additional information regarding our strategic objectives and the related reorganization. Our ability to achieve our strategic transformation is subject to several risks, including:

•	The transformation may require significant time and investment, and the investments may result in lower margins and increase our operating expenses or capital expenditures.

•	The reorganization of our executive management team, including the departure of certain executives, may be disruptive to, or cause uncertainty in, our business. The failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder our strategic execution and succession planning.

•
We may be unsuccessful in recruiting and retaining the talent required to operate and grow our digital marketing solutions and content businesses or to internally develop related technologies. We expect to face competition for such talent from larger or more well established digital companies with a stronger digital brand association and greater resources.

•	The technology required to support our digital marketing solutions or consumer businesses may be unavailable, and we may be unsuccessful in developing it internally.

Even if we implement our strategy effectively, it may not produce an increase in digital revenues that sufficiently offsets the declines we are experiencing in our traditional print media business. If we fail to implement our strategy effectively, or if our strategy ultimately does not yield a sufficient increase in digital revenues, our business, financial condition, and results of operations may be adversely affected.

Risks Relating to Our Publishing Segment

Our publishing segment's operating results may be materially adversely affected if we do not respond successfully to the shift in our consumers’ preferences, behaviors, and demographics away from traditional print and towards digital media, and the associated shift in the allocation of advertising expenditures. Significant capital investments may be needed to respond to this shift.

The media industry has experienced rapid evolution in consumer demands and expectations due to advances in technology, which have led to a proliferation of delivery methods for news and information. The number of consumers who access online services through devices other than personal computers, such as smartphones, handheld tablets and mobile devices, has increased dramatically in recent years and likely will continue to increase. Presented with a multitude of media choices and sources of free information, consumers generally appear to be focusing more on when, where, how and at what price they consume content and less on the source, representation, quality or reliability of the content. The consumption and acceptance of "fake news" online and through social media has undercut certain competitive advantages that we possessed as a trusted provider of local news and information across the USA TODAY NETWORK and at Newsquest. The media industry also continues to be affected by demographic shifts, with traditional print newspaper readers getting older and younger generations developing the habit of consuming news through digital media. In addition, the revenues generated by media companies have been affected significantly by the shift in advertising expenditures towards digital media. Media companies generally charge much lower rates for digital advertising than for print advertising due to the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space, and mobile advertising rates typically are even lower than desktop digital rates.

Our success therefore depends on our ability to develop and manage our digital businesses in response to the shift in consumers’ preferences, behavior and demographics, as well as the related shift in the allocation of advertising expenditures, as described above. In particular, we must:

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

•	Broaden our content offerings to encompass offerings outside of the traditional news and information category; and

•	Invest funds and resources in digital opportunities.

If we are unable to exploit new and existing technologies to distinguish our publishing segment's products and services from those of our competitors, develop in a timely manner compelling new products and services that engage users across multiple platforms, or expand our content offerings beyond the news and information category, our business, financial condition, and results of operations may be adversely affected. Responding to the changes described above may require us to make significant capital investments and incur significant research and development costs related to building, maintaining, and evolving our technology infrastructure, and our ability to make the level of investments required may be limited.

As digital revenues increase as a proportion of our total revenues, we will become increasingly subject to risks associated with digital media operations.

A central component of our business strategy involves transitioning from traditional print businesses to digital media businesses and, accordingly, we expect our digital revenues to increase as a percentage of our total revenues in future periods. We therefore expect to face increasing risks related to our digital media operations, including:

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

Our media businesses compete for audiences and advertising revenue with newspapers and other media such as the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, outdoor billboards and yellow pages. Some of our current and potential competitors have greater financial and other resources than we do. If we fail to compete effectively with competing newspapers and other media, our results of operations may be materially adversely affected. In addition, our publications generate a significant portion of their advertising revenues from a few categories, including automotive and employment classified advertising and retail advertising. As a result, even in the absence of a recession or economic downturn, technological, industry or other changes specifically affecting these advertising sources could reduce advertising revenues and materially and adversely affect our results of operations. Further, our print editions and digital platforms compete directly with well-established websites dedicated to classified advertising, particularly in the automotive, employment, real estate, and legal verticals. Our results may be negatively affected if we do not compete effectively online in the classified advertising market.

Economic conditions may adversely affect demand for print and digital advertising, which could lead to further revenue declines in our publishing segment.

Our advertising revenues depend on the strength of the economy. Our revenues are sensitive to economic trends and uncertainties, as well as discretionary spending by advertisers both at the national level and in the local markets we serve. A decline in the financial or economic prospects of current or periodic advertisers could alter their spending priorities. Certain segments of the economy have been challenged in recent years, particularly in the brick and mortar retail sector, and total advertising revenues have declined as a result. Advertising revenues may worsen if advertisers reduce their budgets, shift their spending priorities, are forced to consolidate or cease operations.

We rely on revenue from the printing and distribution of publications for third parties that may be subject to many of the same business and industry risks facing us.

We generate a portion of our revenue from printing and distributing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. Those third parties may be negatively affected by the same macroeconomic and industry trends affecting our media business, such as the sensitivity to perceived economic weakness of discretionary spending by advertisers and subscribers, circulation declines, shifts in consumer habits, and the increasing popularity of digital media. If the third-party publications are negatively affected by these trends, they may reduce the volume of publications they print or distribute through us, and as a result we may lose some, or all, of the associated revenue.

Newsprint prices are volatile and may increase in the future, and newsprint supply may become increasingly scarce as paper mills exit the market.

Our publishing operations depend significantly upon the continuing availability of newsprint, and our publishing segment's results of operations may be impacted significantly by changes in newsprint prices. Newsprint prices have been, and continue to be, volatile and newsprint supply is rapidly declining. The price we pay for newsprint may increase due to a number of factors, including:

•	Declines in newsprint supply due to paper mill closures or conversions to other grades of paper;

•	The imposition of tariffs or other restrictions on non-U.S. suppliers of paper;

•	Increases in supplier operating expenses due to rising raw material or energy costs or other factors;

•	Reduction in the number of suppliers due to continuing consolidation of newsprint mills in the U.S. and Canada;

•	Decreases in our current consumption levels; and

•	Our inability to maintain existing relationships with our newsprint suppliers.

In addition, our ability to supply our publishing operations with newsprint has been and may continue to be disrupted by such factors as:

•	Our suppliers may be unable to deliver newsprint to us due to labor unrest;

•	Trucks or other means of transporting newsprint may become unavailable; and

•	Paper mills may close at a rate that outstrips declines in the demand for paper.

If newsprint prices increase significantly, or we experience significant disruptions in the availability of newsprint, our operating results may be materially adversely affected.

Our business or results of operations could suffer if we fail to protect our publishing segment's intellectual property and other proprietary rights.

Our publishing segment's ability to compete depends, in part, upon our intellectual property, including our trademarks (e.g., mastheads), copyrights (e.g., content), and proprietary technology (e.g., digital platforms). If we are unable to protect this intellectual property, we may not realize the full value of our intellectual property assets, and our business and results of operations may suffer. We rely on a combination of intellectual property rights, including contractual provisions, confidentiality procedures and agreements, and trademark, copyright, patent, unfair competition, trade secret, and other laws to protect our intellectual property. However, these methods afford only limited protection and may not be adequate. For example, technological advancements have facilitated the unauthorized duplication and wide dissemination of content, making enforcement of our intellectual property rights in content more challenging. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies may be necessary to enforce our intellectual property rights. Our efforts to enforce or protect our rights may be ineffective and could result in substantial costs and diversion of resources.

In addition, third parties might claim that the conduct of our businesses or use of intellectual property infringes upon their intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and we may not achieve favorable outcomes in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in the intellectual property. We might have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all.

Labor strikes, lockouts and protracted negotiations could lead to business interruptions and increased operating costs, either for our businesses, or for our suppliers.

As of December 31, 2017, union employees comprised approximately 14% of our workforce. We are required to negotiate collective bargaining agreements on an ongoing basis. If we, or our suppliers, are unable to renew expiring collective bargaining agreements, affected unions or others could implement strikes, lockouts, work stoppages, or other business interruptions. A significant labor dispute could materially adversely affect our operating revenues, cash flows, or operating income by, among other matters, disrupting our ability to provide customers with our products or services. In addition, even if labor negotiations are resolved successfully, they may lead to greater overall employee costs.

Risks Relating to Our ReachLocal Segment

Weak economic conditions may adversely affect demand for our digital marketing solutions, which may adversely affect business and operating results of our ReachLocal segment.

The revenues generated by our ReachLocal segment also are sensitive to economic fluctuations. Many small and medium-sized businesses (SMBs) have modest advertising budgets. To the extent that economic conditions worsen, our existing and potential clients may no longer consider investment in our online marketing solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, online marketing advertising solutions may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. These developments could cause us to respond by temporarily reducing hiring or taking other measures and could have an adverse effect on our business, operating results and financial condition.

Our ReachLocal segment's future revenues depend substantially on our ability to successfully develop and launch new products and services, acquire complimentary products and services, and market those products and services in our local markets.

ReachLocal's ability to stay competitive and generate future revenue depends substantially on its successful development and launch of new products and services on a timely basis. ReachLocal may be unable to develop new solutions due to employee turnover, failure to sustain the required level of investment in product and technology development, or difficulties of designing complex software products, achieving desired functionality and integrating the new products with its existing technology. In addition, we intend to supplement ReachLocal’s offerings through acquisitions of businesses offering complimentary products and services, such as our acquisition of SweetIQ Analytics Corp. in 2017. ReachLocal may be unsuccessful in integrating acquired products and services with its existing offerings, or may be unable to devote sufficient resources to the further development of the acquired products and services.

Even after developing or acquiring new solutions, ReachLocal may be unable to launch them successfully. The sale of new or additional features, products and services, the value of which may be different from ReachLocal's current solutions or less easily understood by clients, may require increasingly sophisticated sales efforts, as well as additional salesforce training and client education, any of which could increase operating expenses. Further, the future revenues of the ReachLocal segment depend substantially on Gannett's ability to market the ReachLocal digital marketing solutions product suite, including acquired offerings such as SweetIQ’s, in our local markets. If we are unsuccessful in selling ReachLocal's products and services in our local markets, ReachLocal's results of operations may be adversely affected.

The market in which our ReachLocal segment operates is intensely competitive, which may adversely impact our margins. If we do not compete effectively, ReachLocal's operating results could be adversely affected.

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

Our strategic plan involves targeted acquisitions of high-quality publishing businesses that we believe offer strong synergies with our existing portfolio, as well as strategic acquisitions of digital businesses. Any such acquisitions may involve significant new risks that could adversely affect our results of operations or cash flows, such as:

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

Newsquest operates in the U.K., and ReachLocal has international sales operations in Australia, Canada, Germany, the Netherlands, Japan, Brazil, Austria, and Mexico, and campaign support services in India. Revenue from Newsquest accounted for 10% of our publishing segment's total revenue for the year ended December 31, 2017. Revenue from international operations outside North America accounted for 23% of ReachLocal's total revenue for the year ended December 31, 2017. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

•	Challenges or uncertainties arising from unexpected legal, political, or systemic events;

•	Difficulties or delays in developing a network of clients in international markets;

•	Restrictions on the ability of U.S. companies to do business in foreign countries;

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

Our financial statements are denominated in U.S. dollars. Newsquest operates in the U.K., and its operations are conducted in foreign currency, primarily the British pound sterling. Newsquest's 2017 results were translated from pounds to U.S. dollars at the average rate of 1.29. Continued weakness or further weakening in the British pound sterling to U.S. dollar exchange rate could further diminish Newsquest's contributions to our results of operations. In addition, our ReachLocal segment conducts operations in several foreign jurisdictions. If the value of currency in any of those jurisdictions weakens as compared with the U.S. dollar, ReachLocal's operations in those jurisdictions similarly will contribute less to our results. Though the contributions of ReachLocal's foreign operations to our results of operations have not been material to date, they may increase in the future. If so, we will be subject to greater risk from fluctuations in the exchange rates for currencies in the foreign jurisdictions where ReachLocal operates.

The value of our existing goodwill and intangible assets may become impaired, depending upon future operating results.

Goodwill and other intangible assets were approximately $877.4 million as of December 31, 2017, representing approximately 34% of our total assets. As required under U.S. GAAP, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable. Erosion of general economic, market, or business conditions could negatively affect our business and stock price, which may require us to record impairment charges to goodwill or other intangible assets when we perform such evaluations. Any such charges would adversely affect future reported results of operations and stockholders' equity but would not affect our cash flow.

Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.

Our success depends substantially upon the continuing contributions of our senior management team and other key employees. Qualified individuals are in high demand, and our senior management and other key employees possess knowledge of our business and industry that may be difficult to replace. Our loss of members of senior management or key employees, or our failure to attract and retain highly-skilled personnel for key positions, could materially adversely affect our business. We therefore may incur significant costs to retain our key employees and to recruit new employees in the future. These risks may be exacerbated by the implementation of our recently announced reorganization, changes in our senior management team, acquisitions and other initiatives.

Our pension plans are underfunded, and we must use a portion of our cash flows to make required contributions.

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), the Gannett 2015 Supplemental Retirement Plan, the Newsquest Pension Scheme in the U.K., the Newspaper Guild of Detroit Pension Plan and a supplemental retirement plan we assumed pursuant to our acquisition of JMG. Our retirement plans were underfunded as of December 31, 2017 by $437.3 million on a U.S. GAAP basis. The excess of pension benefit obligations over assets is expected to give rise to required pension contributions over the next several years. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. We have committed to make a contribution of $25.0 million to the GRP in each fiscal year from 2018 through 2020, as well as a $15.0 million contribution in 2021. We expect to make a contribution of approximately £15.0 million to the Newsquest Pension Scheme and aggregate contributions of $17.2 million to our other underfunded plans in fiscal year 2018 and expect to make additional contributions thereafter. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control.

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

We could incur significant liability if the separation were determined to be a taxable transaction.

In connection with the separation, our former parent received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Code would be satisfied. The opinion relied on certain facts, assumptions, representations, and undertakings from our former parent and us regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Further, notwithstanding the opinion of tax counsel, the IRS could determine upon audit that the separation is taxable if it determines that any of these facts, assumptions, representations, or undertakings were incorrect or violated, if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of our company or our former parent after the separation. If the separation were determined to be taxable for U.S. federal income tax purposes, our former parent and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

Due to provisions of agreements we entered into with our former parent in connection with the separation, we may be restricted from entering into certain transactions or may be required to indemnify our former parent in certain circumstances.

In connection with the separation, we entered into a number of agreements with our former parent, including the separation and distribution agreement, tax matters agreement, employee matters agreement, and transition services agreement. These agreements contain indemnification or other provisions that could inhibit or restrict us from undertaking certain transactions that we believe are in the best interests of our stockholders or that might increase the value of our business. In addition, we entered into a modified affiliation agreement with Cars.com, which at the time was an affiliate of our former parent. The agreement was intended to permit our local markets to continue to earn advertising revenues from Cars.com for up to five years after the separation, although the agreement may be terminated earlier in certain circumstances, including if we fail to achieve specified performance standards. To the extent such an agreement contains exclusivity or non-compete provisions, including any that restrict our ability to use a competing service or to compete with our counterparty, it could limit our ability to maximize our performance in the provision of services such as digital marketing services, online career services, or online automobile sales services.

The Internal Revenue Service may disallow all or part of a worthless stock loss and bad debt deduction.

During 2017, we made an election to treat one of our ReachLocal international subsidiaries as a disregarded entity for U.S. federal income tax purposes. This election resulted in worthless stock and bad debt deductions of $99.3 million, yielding a tax benefit of $36.6 million. These tax deductions are subject to audit and possible adjustment by the IRS, which could result in the reversal of all or part of the income tax benefit. To account for this uncertainty, a reserve of $15.6 million has been established to reduce the benefit to an estimated realizable value of $21.0 million. While we believe this represents our best estimate of the benefit to be realized upon final acceptance of our tax return, the IRS could reject or reduce the amount of tax benefit related to these deductions. If the IRS rejects or reduces the amount of this income tax benefit, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

Ongoing analysis of effects of the Tax Cuts and Jobs Act (the Tax Act) may impact future results.

The Tax Act, which was enacted on December 22, 2017, introduced significant changes to U.S. tax law that have a meaningful impact on our income taxes. Due to the timing of the enactment of the Tax Act, we made reasonable estimates of the effect of the Tax Act on our deferred tax assets. Continued analysis of these impacts and additional guidance on the application of the changes may result in the recognition of income tax expense or benefit in subsequent periods. These adjustments could have a material impact on our financial position, results of operations, and the effective income tax rate for the period in which the adjustments are made.

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

Our publishing domestic facilities occupy approximately 12.8 million square feet in the aggregate, of which approximately 3.5 million square feet is leased from third parties. Many of our local media organizations have outside news bureaus, sales offices, and distribution centers that are leased from third parties.

A listing of publishing centers and key locations may be found in the Major Publications and Markets We Serve section of Item 1. Business. We own many of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.

Newsquest, our subsidiary headquartered in London, occupies approximately 1.1 million square feet in the U.K. spread over 94 locations. Of this, 0.4 million square feet (or 60 locations) are leased from third parties. Newsquest's owned premises include four printing facilities. A fifth printing facility is leased.

ReachLocal, our subsidiary headquartered in Woodland Hills, CA, has sales and other offices in 28 locations in 17 states - Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. In addition, ReachLocal has 21 locations in nine additional countries - Australia, Brazil, Canada, Germany, India, Japan, Mexico, Netherlands, and New Zealand. These properties, which total approximately 388,000 square feet, include leased buildings and data centers. Excluded from total square footage but included in location counts are serviced office spaces.

All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our revolving credit facility.

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

In March 2011, the Advertiser Company (Advertiser), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2015, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

Other Matters

In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The settlements are reflected in our financial statements as of December 31, 2017 and were not material to our results of operations, financial position, or cash flows.

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

Gannett common stock prices

The following table sets forth the high and low intra-day trading prices of our common stock as reported on the NYSE for the past two years:

Year	Quarter	Low	High
2016	First	$13.27	$16.77
	Second	$14.10	$17.72
	Third	$11.25	$14.42
	Fourth	$7.30	$12.39
2017	First	$7.91	$10.03
	Second	$7.42	$8.96
	Third	$7.95	$9.26
	Fourth	$8.38	$12.02
2018	First (a)	$9.97	$12.23

(a)	Through February 23, 2018.

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

The following table sets forth information regarding our repurchases of common stock pursuant to our share repurchase program during 2017:

Period	Number of Shares Repurchased	Weighted Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program
Repurchases from August 28, 2017 through September 24, 2017	2,000,000	$8.67	2,000,000	$99,954,336

Comparison of shareholder return – 2017

The following graph compares the performance of our common stock from the date of our separation from our former parent company on June 29, 2015 to December 31, 2017 compared to the S&P 500 Index and an index made up of peer companies. Our peer group includes the following entities:

•	A.H. Belo Corporation

•	Lee Enterprises, Inc.

•	The McClatchy Company

•	Meredith Corporation

•	New Media Investment Group, Inc.

•	The New York Times Company

•	News Corporation

•	tronc, Inc.

•	Yelp Inc.

•	Harte-Hanks, Inc.

•	Time, Inc.

These entities are collectively known as the "Peer Group". The following changes have occurred within the Peer Group since the date of our separation from our former parent:

•ReachLocal, Inc. was included in the Peer Group until we acquired 100% of its outstanding common stock in August 2016. Refer to Note 3 — Acquisitions to the accompanying combined and consolidated financial statements for additional details on the acquisition of ReachLocal.
•Constant Contact, Inc. was included in the Peer Group until Endurance International Group acquired 100% of its outstanding common stock in November 2015.
•Angie's List, Inc. was included in the Peer Group until InterActive Corp. completed the acquisition of 100% of its outstanding common stock in October 2017.

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities, and financial sectors and is weighted by market capitalization. The total returns of the Peer Group also are weighted by market capitalization.

The following graph depicts representative results of investing $100 in our common stock, the S&P 500 Index, and the Peer Group index at closing on June 29, 2015. It assumes dividends were reinvested monthly with respect to our common stock, daily with respect to the S&P 500 Index, and monthly with respect to each Peer Group company.

	June 2015	September 2015	December 2015	March 2016	June 2016	September 2016	December 2016	March 2017	June 2017	September 2017	December 2017
Gannett Co., Inc.	$100.00	$105.51	$117.16	$112.38	$104.76	$87.86	$75.08	$63.47	$67.85	$64.90	$94.78
S&P 500 Index	$100.00	$93.82	$101.23	$100.57	$101.19	$108.07	$113.66	$120.55	$124.27	$129.84	$138.47
Peer Group	$100.00	$81.02	$86.80	$79.25	$80.73	$94.98	$91.00	$93.28	$93.92	$97.89	$113.83

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2013 through 2017 is contained in the table below and is derived from our audited financial statements for those years. The information in this section is not necessarily indicative of the results of operations to be expected for future years and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated and combined financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. The financial information included herein for periods prior to our separation from our former parent on June 29, 2015 may not necessarily reflect what our financial position, results of operations, and cash flows would have been had we been an independent publicly-traded company during the periods presented.

Fiscal year 2017 comprises 53 weeks, and all other fiscal years presented in the table below comprise 52 weeks.

In thousands, except per share amounts
	2017	2016	2015	2014	2013
Total operating revenue	$3,146,480	$3,047,474	$2,885,012	$3,171,878	$3,324,939
Operating income	$67,571	$89,370	$164,505	$262,331	$325,073
Net income	$6,887	$52,710	$146,091	$210,705	$274,461
Net income per share - basic	$0.06	$0.45	$1.27	$1.83	$2.39
Net income per share - diluted	$0.06	$0.44	$1.25	$1.83	$2.39
Other selected financial data
Dividends declared per share	$0.64	$0.64	$0.32	$—	$—
Weighted average number of common shares outstanding:
Basic	113,047	116,018	115,165	114,959	114,959
Diluted	115,610	118,625	116,695	114,959	114,959
Financial position and cash flow
Cash and cash equivalents	$120,589	$114,324	$196,696	$71,947	$78,596
Long-term debt, excluding current maturities	$355,000	$400,000	$—	$—	$—
Total assets	$2,569,977	$2,844,681	$2,427,799	$2,384,460	$2,494,736

NOTES TO SELECTED FINANCIAL DATA

We, along with our subsidiaries, made the significant acquisitions listed below during the period. There were no significant dispositions. The results of operations of these acquired businesses are included in the accompanying selected financial information from the date of acquisition.

Acquisitions 2013 - 2017

Year	Name	Location	Description
2015	Texas-New Mexico Newspapers Partnership	Texas, New Mexico, Pennsylvania	Media company with print and digital publishing operations
	Romanes Media Group	Scotland, Berkshire, Northern Ireland	Media company with print and digital publishing operations
2016	Journal Media Group	Milwaukee, Wisconsin	Media company with print and digital publishing operations
	North Jersey Media Group	Woodland Park, New Jersey	Media company with print and digital publishing operations
	ReachLocal	Woodland Hills, California	Digital marketing solutions firm
2017	SweetIQ	Montreal, Canada	Digital marketing solutions firm

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K contain certain forward-looking statements regarding business strategies, market potential, future financial performance, and other matters. Forward-looking statements include all statements that are not historical facts. The words "believe," "expect," "estimate," "could," "should," "intend," "may," "plan," "seek," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements" which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to many risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management, is expressed in good faith, and is believed to have a reasonable basis. However, there can be no assurance the expectation or belief will result, be achieved, or be accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events, or circumstances occurring after the date of this report. Factors, risks, trends, and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the statements made under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the following other factors, risks, trends and uncertainties:

•	Our ability to achieve our strategic transformation;

•	An accelerated decline in general print readership and/or advertiser patterns as a result of competitive alternative media or other factors;

•	An inability to adapt to technological changes or grow our digital businesses;

•
Risks associated with the operation of an increasingly digital business, such as rapid technological changes, frequent new product introductions, declines in web traffic levels, technical failures and proliferation of ad blocking technologies;

•	Macroeconomic trends and conditions;

•	Competitive pressures in the markets in which we operate;

•	Increases in newsprint costs over the levels anticipated or declines in newsprint supply;

•	Potential disruption or interruption of our IT systems due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber security attacks;

•	Variability in the exchange rate relative to the U.S. dollar of currencies in foreign jurisdictions in which we operate;

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

Executive summary

Our operations comprise 130 daily publications and digital platforms in the U.S. and the U.K., 435 non-daily publications in the U.S., and 159 such titles in the U.K. Our 110 U.S. daily publications include USA TODAY, which is currently the nation's number one newspaper in consolidated print and digital circulation. Together with 20 daily paid-for publications our Newsquest division operates in the U.K., the total average daily print and digital circulation of our 130 domestic and U.K. daily publications was approximately 7.2 million for 2017. In the markets we serve, we also operate desktop, smartphone and tablet products which are tightly integrated with publishing operations. Our operations also include commercial printing, marketing, and data services operations.

With our acquisition of ReachLocal in the third quarter of 2016, Gannett is also a leader in offering products and solutions in the online marketing, digital advertising, software-as-a-service, and web presence spaces to small and medium sized businesses. We believe Gannett is well-positioned to deliver a suite of products and solutions to local businesses through a combination of a proprietary technology platform, its sales force, and select third-party agencies and resellers.

As part of our vision is to become the daily destination for consumers and marketers seeking meaningful connections with their communities across print, digital, and other channels, we announced in late 2017 a management reorganization designed to align our operations under two main areas: Marketing Solutions and Consumer. We believe this reorganization will align more definitively with our business strategy going forward.

Separation from former parent

On June 29, 2015, we completed our separation from our former parent via a spin-off. Through the date of the spin-off, the accompanying consolidated and combined financial statements were derived from the consolidated and combined financial statements and accounting records of our former parent and present our combined financial position, results of operations, and cash flows as of and for the periods presented as if we were a separate entity. These consolidated and combined financial statements include allocations between us and our former parent. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs, net of cost recoveries, may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our combined financial position, results of operations and cash flows had we operated as a stand-alone entity during the periods presented.

Basis of reporting

The following is a discussion of the key factors that have affected our accounting for or reporting on the business over the last three fiscal years. This commentary should be read in conjunction with our financial statements, selected financial data, and the remainder of this Form 10-K.

Fiscal year: Our fiscal year ends on the last Sunday of the calendar year. Our fiscal year 2017 ended on December 31, 2017 and was a 53-week year. Fiscal year 2016 ended on December 25, 2016, and fiscal year 2015 ended on December 27, 2015, both of which were 52-week years. Starting in 2018, our fiscal year will coincide with the Gregorian calendar.

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

The average exchange rate used to translate U.K. results was 1.29 for 2017, 1.36 for 2016, and 1.53 for 2015. Translation fluctuations impact our U.K. revenue, expense, and operating income results. Impacts stemming from foreign currency translation gains and losses for ReachLocal are immaterial to date.

Certain matters affecting current and future operating results

The following developments affect period-over-period comparisons and will affect period-over-period comparisons for future results:

Acquisitions

•
SweetIQ Analytics Corp. (SweetIQ) – In April 2017, we completed the acquisition of SweetIQ, a location and customer engagement software provider, for approximately $31.8 million, net of cash acquired. SweetIQ's customers include businesses with multi-location brands and agencies that target local marketing.

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

•
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

•	We completed other immaterial acquisitions during the periods presented.

In the discussion of the publishing segment under Results of Operations below, JMG and NJMG are considered 2016 publishing acquisitions, and TNP and RMG are considered 2015 publishing acquisitions.

Restructuring and asset impairment costs

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base and improve operations, including those of recently acquired entities. In addition, we have engaged in facility consolidation initiatives which include the disposition of older, under-utilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of production and distribution operations where possible. These facility consolidation and other cost savings plans led us to recognize severance charges, asset impairment charges, shutdown costs, and charges associated with reducing the useful lives of certain assets. As part of our plans, we are selling certain assets which we have classified as held-for-sale and reduced carrying values to equal fair value less costs to dispose. In addition, we had impairments of intangible assets which were principally a result of cash flow projections which were lower than expected.

In conjunction with these programs, we incurred restructuring costs of $44.3 million in 2017, $45.8 million in 2016, and $77.4 million in 2015. Included in these restructuring costs are severance costs of $37.0 million in 2017, $43.5 million in 2016, and $72.3 million in 2015.

We recorded asset impairment charges of $46.8 million in 2017, $55.9 million in 2016, and $29.1 million in 2015. We also recorded accelerated depreciation of $44.0 million in 2017 and $3.2 million in 2016. No accelerated depreciation was recorded in 2015.

Other

•
Foreign currency – In 2017, there was a weakening in the British pound sterling to the U.S. dollar. With respect to Newsquest, results for the year ended December 31, 2017 were translated from the British pound sterling to U.S. dollars at an average rate of 1.29 compared to 1.36 for the year ended December 25, 2016. This 5% decline in the exchange rate unfavorably impacted 2017 revenue comparisons by approximately $16.1 million.

Outlook for 2018: As we move into 2018, we remain focused on executing against our strategic vision of becoming a “daily destination” for consumers and marketers seeking meaningful community connections across print, digital, and other channels. To further capitalize on this vision, we announced an organizational realignment at the end of 2017 that will more clearly align our company with our two core customers: marketing clients and consumers. In our Marketing Solutions business, we are focused on enhancing the way we serve local and national marketers by developing a more comprehensive suite of marketing products and services. While print advertising will remained challenged due to market pressures, we anticipate some of that decline will be offset by growth in digital advertising and marketing service revenues. Our consumer organization is focused on growing our audiences and deepening engagement, in part by expanding our spectrum of content beyond traditional news. We will continue to focus on operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs. We also intend to continue to pursue our strategy of growing our business through selective acquisitions and investments in new technology initiatives.

RESULTS OF OPERATIONS

Consolidated summary

A summary of our segment results is presented below:

In thousands, except per share amounts
	2017 (1)	2016 (1)	Change	2015 (1)	Change
Operating revenues:
Publishing	$2,812,243	$2,933,095	(4%)	$2,881,218	2%
ReachLocal	358,728	110,144	***	—	***
Corporate and other	4,835	4,235	14%	3,794	12%
Intersegment eliminations	(29,326)	—	***	—	***
Total operating revenues	3,146,480	3,047,474	3%	2,885,012	6%
Operating expenses:
Publishing	2,592,566	2,697,697	(4%)	2,624,626	3%
ReachLocal	377,667	128,872	***	—	***
Corporate and other	138,002	131,535	5%	95,881	37%
Intersegment eliminations	(29,326)	—	***	—	***
Total operating expenses	3,078,909	2,958,104	4%	2,720,507	9%
Operating income	67,571	89,370	(24%)	164,505	(46%)
Non-operating income (expense), net	(26,830)	(22,942)	17%	29,470	***
Income before income taxes	40,741	66,428	(39%)	193,975	(66%)
Provision for income taxes	33,854	13,718	***	47,884	(71%)
Net income	$6,887	$52,710	(87%)	$146,091	(64%)
Diluted earnings per share	$0.06	$0.44	(86%)	$1.25	(65%)
*** Indicates an absolute value percentage change greater than 100.
(1) Fiscal year 2017 comprises 53 weeks while fiscal years 2016 and 2015 comprise 52 weeks.

To facilitate a comparison of our publishing results without the impact of acquisitions, the 53rd week of revenues and expenses, and foreign currency translation fluctuations, we are also providing explanations for 2017 revenues and expenses for our publishing segment on a "same store" basis which are calculated as follows:

•	Reported revenues or expenses

•	Less: revenues or expenses for our 2017 publishing acquisitions from the date of the acquisition through the end of the year

•	Less: revenues or expenses for our 2016 publishing acquisitions from the beginning of fiscal year 2017 through the first year anniversary of their applicable acquisition date

•	Less: 53rd week revenue or expenses
•Less: operations exited in 2016

•	Add (less): decreases (increases) in foreign currency translation impacts based on a constant currency calculation

Similarly, 2016 same store revenues and expenses for purposes of comparison to 2015 are calculated as follows:

•Reported revenues or expenses

•	Less: revenues or expenses for our 2016 publishing acquisitions from the date of the acquisition through the end of the year

•	Less: revenues or expenses for our 2015 publishing acquisitions from the beginning of fiscal year 2016 through the first year anniversary of their applicable acquisition date
•Less: operations exited in 2015

•	Add (less): decreases (increases) in foreign currency translation impacts based on a constant currency calculation

In the discussion of year-over-year variances for publishing operating revenues and expenses for the year ended December 31, 2017 versus for the year ended December 25, 2016 that follow, amounts specifically attributed to our 2016 publishing acquisitions reflect only those revenues or expenses from the beginning of fiscal year 2017 through the first year anniversary of their applicable acquisition date. In the discussion of year-over-year variances for publishing operating revenues and expenses for the year ended December 25, 2016 versus for the year ended December 26, 2015 that follow, amounts specifically attributed to our 2015 publishing acquisitions reflect only those revenues or expenses from the beginning of fiscal year 2016 through the first year anniversary of their applicable acquisition date. All of these amounts are excluded from our calculations of "same store" publishing results for the comparable fiscal years.

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

Our ReachLocal segment generates advertising revenue through multiple services including search and display, search optimization, social media, and website development. Other revenues are attributable to web presence and software-as-a-service solutions.

Revenue comparisons 2017 - 2016:

Total operating revenues were $3.1 billion in 2017, an increase of 3% from 2016 primarily attributable to revenue growth of $248.6 million from ReachLocal, which was acquired in August 2016. Publishing revenues decreased 4% from 2016 which was primarily attributable to the continued softness in publishing segment same store advertising revenues of $211.6 million, reflecting decreased demand for print advertising, as well as declining trends in same store circulation revenues of $84.3 million due to lower circulation volumes partially offset by revenues from our 2016 publishing acquisitions of $157.5 million and 53rd week revenues of $49.1 million. Additionally, foreign currency rate fluctuations negatively impacted publishing revenues by $16.1 million.

Revenue comparisons 2016 - 2015:

Total operating revenues were $3.0 billion in 2016, an increase of 6% from 2015. Publishing revenues increased 2%, which was attributable to revenues from our 2016 publishing acquisitions of $341.8 million and revenues from our 2015 publishing acquisitions of $40.0 million. Partially offsetting the impact of the acquisitions were decreases related to the continued softness in same store advertising revenues of $206.8 million, which is primarily related to print advertising, and in same store circulation revenues of $44.9 million. Additionally, foreign currency rate fluctuations negatively affected publishing revenues by $41.8 million. ReachLocal revenues were $110.1 million from the acquisition date in August 2016 through the end of the year.

Operating expenses:

Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

Operating expense comparisons 2017 - 2016:

During 2017, total operating expenses increased 4% to $3.1 billion compared to 2016. Contributing to the increase were operating expenses associated with our 2016 publishing acquisitions of $158.0 million, expense increases of $248.8 million from ReachLocal, which was acquired in August 2016, and 53rd week expenses of $45.5 million. These additional expenses were partially offset by the continued company-wide cost efficiency efforts and lower newsprint expenses. Foreign currency rate fluctuations also reduced expenses by $13.5 million.

Impacting 2017 operating expenses, and included in the numbers above, were asset impairment charges of $46.8 million, accelerated depreciation of $44.0 million, severance-related charges of $37.0 million, facility consolidation charges of $7.3 million and acquisition costs of $5.2 million. See items impacting 2016 operating expenses below.

Operating expense comparisons 2016 - 2015:

During 2016, total operating expenses increased 9% to $3.0 billion compared to 2015. Publishing operating expenses increased 3%. Contributing to the increase were operating expenses associated with our 2016 publishing acquisitions of $333.7 million and our 2015 publishing acquisitions of $36.3 million. These additional expenses were partially offset by the continued company-wide cost efficiency efforts, lower newsprint expenses, and the reporting of sales of certain third party digital advertising products on a net basis. Foreign currency rate fluctuations also reduced expenses by $33.5 million. ReachLocal operating expenses were $128.9 million from the acquisition date through year end.

Impacting 2016 were asset impairment charges of $55.9 million, severance-related charges of $43.5 million, acquisition costs of $31.9 million, and facility consolidation charges of $2.3 million. Impacting 2015 were severance-related charges of $72.3 million, asset impairment charges of $29.1 million, facility consolidation charges of $5.1 million, and acquisition-related items of $3.8 million.

Publishing segment

A summary of our publishing segment results is presented below:

In thousands
	2017 (1)	2016 (1)	Change	2015 (1)	Change
Operating revenues:
Advertising	$1,498,273	$1,603,515	(7%)	$1,611,445	(0%)
Circulation	1,120,739	1,133,676	(1%)	1,060,118	7%
Other	193,231	195,904	(1%)	209,655	(7%)
Total operating revenues	2,812,243	2,933,095	(4%)	2,881,218	2%
Operating expenses:
Cost of sales	1,767,226	1,850,230	(4%)	1,810,134	2%
Selling, general, and administrative expenses	605,954	641,394	(6%)	610,073	5%
Depreciation and amortization	135,214	105,102	29%	103,184	2%
Asset impairment charges	46,796	55,940	(16%)	29,130	92%
Restructuring costs	37,376	45,031	(17%)	72,105	(38%)
Total operating expenses	2,592,566	2,697,697	(4%)	2,624,626	3%
Operating income	$219,677	$235,398	(7%)	$256,592	(8%)
(1) Fiscal year 2017 comprises 53 weeks while fiscal years 2016 and 2015 comprise 52 weeks.

Operating revenues:

Revenue comparisons 2017 - 2016:

Advertising revenues for 2017 were $1.5 billion, a decrease of 7% compared to 2016. This decrease is attributable to the decline in same store advertising revenues of 13% due to lower print advertising demand consistent with general trends adversely impacting the publishing industry. This decline was partially offset by advertising revenues associated with our 2016 publishing acquisitions of $90.4 million and 53rd week advertising revenues of $20.7 million. Foreign currency exchange rates negatively affected advertising revenues by $10.3 million.

Digital advertising revenues were $415.9 million in 2017, an increase of 5% compared to 2016. This increase is attributable to digital advertising revenues associated with our 2016 publishing acquisitions of $11.2 million and 53rd week digital advertising revenues of $5.0 million. Digital advertising revenues on a same store basis increased 1% as a result of increases in digital marketing services, audience extension, and mobile and branded content offset partially by weaknesses in digital classified and local desktop display. Foreign currency exchange rates negatively affected digital advertising revenues by $2.8 million.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues were $811.0 million for 2017, a decrease of 7% compared to 2016. This decrease is primarily attributable to the decline in same store advertising revenues of 15% primarily due to a decrease in retail print revenues of $113.7 million stemming from reduced demand. This decline was partially offset by retail advertising revenues associated with our publishing acquisitions of $59.3 million and 53rd week retail advertising revenues of $11.7 million. Foreign currency exchange rates negatively affected retail advertising revenues by $4.4 million.

National advertising revenues were $216.3 million for 2017, a decrease of 2% compared to 2016. This decrease is primarily attributable to the decline in same store advertising revenues of 6% due to lower national print advertising revenues of $18.4 million. This decline was partially offset by national advertising revenues associated with our publishing acquisitions of $4.3 million and 53rd week national advertising revenues of $3.8 million. In addition, national digital revenues on a same store basis increased 12% as a result of programmatic advertising. Foreign currency exchange rates negatively affected national advertising revenues by $1.1 million.

Classified advertising revenues were $470.9 million for 2017, a decrease of 8% compared to 2016. This decrease is primarily attributable to the decline in same store advertising revenues of 14%, reflecting a decline in real estate, automotive, and employment advertising revenues of $11.8 million, $18.5 million, and $20.0 million, respectively. This decline was partially offset by classified advertising revenues associated with our publishing acquisitions of $26.8 million and 53rd week classified advertising revenues of $5.2 million. Foreign currency exchange rates negatively affected classified advertising revenues by $4.8 million.

Circulation revenues were $1.1 billion for 2017, a decrease of 1% compared to 2016. This decrease is primarily attributable to the decline in same store circulation revenues of 7%. The decrease was partially offset by circulation revenues associated with our publishing acquisitions of $55.3 million and 53rd week circulation revenues of $19.3 million. Print circulation revenues on a same store basis were $842.3 million for 2017, a 5% decrease from the same period in 2016 due to a reduction in volume, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues on a same store basis were $207.1 million for 2017, a 17% decrease from the same period in 2016 due to a reduction in volume and changes in fair value pricing used to allocate full access subscription revenues between print and digital circulation. Foreign currency exchange rates negatively affected circulation revenues by $4.5 million.

Commercial printing and other revenues were $193.2 million for 2017, a decrease of 1% compared to 2016. Commercial printing and other revenues accounted for 7% of total publishing revenues for 2017.

Revenue comparisons 2016 - 2015:

Advertising revenues for 2016 were $1.6 billion, which were relatively flat compared to 2015. Advertising revenues associated with our 2016 publishing acquisitions were $200.0 million and with our 2015 publishing acquisitions were $26.0 million. Advertising revenues on a same store basis decreased 13%, primarily due to lower print advertising demand consistent with general trends adversely impacting the publishing industry. Foreign currency exchange rates negatively affected advertising revenues by $27.2 million.

Digital advertising revenues were $395.9 million in 2016, a decrease of 2% compared to 2015. Digital advertising revenues on a same store basis decreased 7%, primarily due to unfavorable post-spin changes to the CareerBuilder affiliate agreement and the shift to reporting of third-party digital revenues on a net basis in conjunction with the execution of new agreements of $58.1 million. Without the impact of these changes, digital advertising revenue on a same store basis would have increased 7% year over year, primarily as a result of increases in video and mobile display revenues. Additionally, positively impacting digital advertising revenues were revenues associated with our 2016 publishing acquisitions of $22.4 million and our 2015 publishing acquisitions of $4.2 million whereas foreign currency exchange rates negatively affected digital advertising revenues by $6.4 million.

Retail, national, and classified advertising revenues consist of both print and digital advertising.

Retail advertising revenues totaled $869.4 million in 2016, an increase of 7% when compared to 2015. The increase was attributable to retail advertising revenues associated with our 2016 publishing acquisitions of $141.0 million and our 2015 publishing acquisitions of $14.0 million. Retail advertising revenues on a same store basis decreased 11% due to lower advertising demand in print publications. Foreign currency exchange rates negatively affected retail advertising revenues by $11.2 million.

National advertising revenues were $220.2 million in 2016, a decrease of 2% compared to 2015. National advertising revenues on a same store basis decreased 4% due to lower advertising demand in print publications. The decrease was partially offset by national advertising revenues associated with our 2016 publishing acquisitions of $4.7 million and our 2015 publishing acquisitions of $1.2 million as well as continued growth in national digital advertising revenues. Foreign currency exchange rates negatively affected national advertising revenues by $2.8 million.

Classified advertising revenues for the year ended December 25, 2016 of $513.9 million decreased 10% compared to 2015. Classified advertising revenues on a same store basis decreased 20% attributable primarily to declines in automotive and employment advertising revenues of $37.7 million and $53.1 million, respectively, reflecting general trends in the newspaper industry. The decrease was partially offset by classified advertising revenues associated with our 2016 publishing acquisitions of $54.3 million and our 2015 publishing acquisitions of $10.8 million. Foreign currency exchange rates negatively affected classified advertising revenues by $13.2 million.

Circulation revenues were $1.1 billion in 2016, an increase of 7% compared to 2015. This increase was primarily attributable to circulation revenues associated with our 2016 publishing acquisitions of $116.7 million and our 2015 publishing acquisitions of $12.8 million. Circulation revenues on a same store basis decreased 4% attributable to a reduction in volume, reflecting general industry trends. Print circulation revenues on a same store basis were $797.5 million in 2016, relatively flat year over year. Additionally, digital circulation revenues on a same store basis were $217.7 million in 2016, a 14% decrease year over year, due to changes in fair value pricing used to allocate full access subscription revenues between print and digital circulation. Foreign currency exchange rates negatively affected circulation revenues by $11.0 million.

Commercial printing and other revenues for 2016 were $195.9 million, a decrease of 7% compared to the prior year. Commercial printing and other revenues accounted for approximately 7% of total publishing revenues for the year.

Operating expenses:

Operating expense comparisons 2017 - 2016:

Cost of sales for 2017 decreased 4% from 2016 to $1.8 billion. Cost of sales on a same store basis decreased 12%, driven primarily by a decrease in newsprint costs, an overall decline in circulation volumes that reduced production and distribution costs, and fewer severance-related expenses. Newsprint costs on a same store basis of $127.0 million decreased 17% primarily due to lower consumption. Foreign currency rate fluctuations also reduced expenses by $8.1 million. Partially offsetting the decrease in cost of sales was the inclusion of costs associated with our 2016 publishing acquisitions of $116.3 million.

Total selling, general, and administrative expenses for 2017 decreased 6% from 2016 to $606.0 million. Selling, general, and administrative expenses on a same store basis decreased 12%, primarily attributable to continued company-wide cost efficiency efforts. Foreign currency exchange rate fluctuations also reduced selling, general, and administrative expenses by $4.8 million. Partially offsetting the decrease in selling, general, and administrative expenses was the inclusion of costs associated with our 2016 publishing acquisitions of $31.9 million.

Depreciation and amortization expense for 2017 was 29% higher compared to 2016 primarily due to $44.0 million of accelerated depreciation expense incurred in 2017 associated with our facility consolidation efforts compared to $3.2 million of accelerated deprecation incurred in same period in 2016. Depreciation and amortization expenses associated with our 2016 publishing acquisitions were $9.8 million. Foreign currency exchange fluctuations reduced depreciation expense by $0.6 million.

Our individual restructuring programs and space consolidation initiatives continued in 2017, including the right sizing of our employee base, disposition of older, underutilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of operations where possible. As a result, we recognized restructuring and asset impairment charges during all periods presented. These charges are discussed in Note 4 — Restructuring activities and asset impairment charges to the consolidated and combined financial statements.

Operating expense comparisons 2016 - 2015:

Cost of sales for 2016 increased 2% to $1.9 billion from 2015. Cost of sales associated with our 2016 publishing acquisitions were $232.9 million and our 2015 publishing acquisitions were $24.8 million. Foreign currency exchange rate fluctuations partially offset the increase in cost of sales by $20.6 million. Cost of sales on a same store basis decreased 11%, which was driven by the decrease in newsprint costs, an overall decline in circulation volumes that reduced production and distribution costs, and fewer severance-related expenses. Newsprint costs on a same store basis of $127.5 million decreased 25% primarily due to lower consumption.

Total selling, general, and administrative expenses for 2016 increased by 5% to $641.4 million from 2015. Selling, general, and administrative expenses associated with our 2016 publishing acquisitions were $76.7 million and our 2015 publishing acquisitions were $8.9 million. Foreign currency exchange rate fluctuations partially offset the increase in selling, general, and administrative expenses by $11.6 million. Selling, general, and administrative expenses on a same store basis decreased 10%, primarily attributable to continued company-wide cost efficiency efforts.

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

As discussed above, we recognized restructuring and asset impairment charges during all periods presented. These charges are discussed in Note 4 — Restructuring activities and asset impairment charges to the consolidated and combined financial statements.

Adjusted EBITDA

In thousands
	2017	Change	2016	Change	2015
Operating income (GAAP basis)	$219,677	(7%)	$235,398	(8%)	$256,592
Depreciation and amortization	135,214	29%	105,102	2%	103,184
Asset impairment charges	46,796	(16%)	55,940	92%	29,130
Restructuring costs	37,376	(17%)	45,031	(38%)	72,105
Acquisition-related items	375	(52%)	777	***	—
Other items	(7,018)	***	1,860	(77%)	7,988
Adjusted EBITDA (non-GAAP basis)	$432,420	(3%)	$444,108	(5%)	$468,999
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment decreased 3% from 2016 to 2017 and decreased 5% from 2015 to 2016. These decreases were primarily attributable to declines in same store publishing revenues due to the continued softness in print advertising revenues and declining circulation trends. In addition, there was an unfavorable foreign exchange rate impact of $3.3 million in 2017 compared to 2016 and $9.2 million in 2016 compared to 2015. Partially offsetting these decreases were the contributions from our 2016 and 2015 acquisitions.

ReachLocal segment

ReachLocal was acquired and became a new operating segment in August 2016.

In thousands
	2017 (1)	2016 (1)
Operating revenues:
Advertising	$319,346	$100,280
Other	39,382	9,864
Total operating revenues	358,728	110,144
Operating expenses:
Cost of sales	207,289	67,414
Selling, general, and administrative expenses	135,496	48,582
Depreciation and amortization	33,902	12,236
Restructuring charges	980	640
Total operating expenses	377,667	128,872
Operating loss	$(18,939)	$(18,728)

Active Clients (a)	19,000	15,300
Active Product Units (b)	37,500	27,900
(1) Fiscal year 2017 comprises 53 weeks while fiscal year 2016 comprises 20 weeks.
(a) Active Clients is a number calculated to approximate the number of clients served. Active Clients is calculated by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients with the exception of SweetIQ clients. SweetIQ clients are generally reflected as single clients regardless of the number of locations served. Because this number includes clients served through ReachLocal's reseller channel, Active Clients includes entities with which ReachLocal does not have a direct contractual relationship. Numbers are rounded to the nearest hundred.
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

Operating revenues:

Advertising revenues were $319.3 million for 2017, which included advertising revenues from international operations of $96.2 million. In 2017, $25.9 million of advertising revenues were recognized as a result of the transition of publishing segment customers to the ReachLocal platform. Advertising revenues were $100.3 million for 2016 which included advertising revenues from international entities of $30.6 million. Advertising revenues for 2016 were negatively impacted by $8.9 million from the revaluation of deferred revenue attributable to the purchase price accounting applied at the acquisition date.

Other revenues were $39.4 million for 2017. Other revenues of $3.4 million were recognized for 2017 as a result of the transition of publishing segment customers to the ReachLocal platform. Additionally, SweetIQ was acquired in April 2017, which generated other revenues of $5.2 million since the acquisition date. Other revenues were $9.9 million for 2016.

The increase in Active Clients and Active Product Units as of December 31, 2017 as compared to December 25, 2016 is attributable to a mixture of organic growth from the North America base business, the migration of the publishing segment digital advertising clients to the ReachLocal platform, the acquisition of SweetIQ, and the onboarding of a significant number of new clients in Brazil, partially offset by declines in Europe and Asia Pacific.

Operating expenses:

Cost of sales was $207.3 million for 2017, which included online media acquired from third-party publishers totaling $163.3 million. Cost of sales was $67.4 million in 2016, which included online media acquired from third-party publishers totaling $66.3 million. Cost of sales also includes third-party direct costs as well as costs to manage and operate ReachLocal's various solutions and technology infrastructure.

Selling, general, and administrative expenses were $135.5 million for 2017 and $48.6 million for 2016. Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, finance, human resources, legal, and executive functions. 2017 totals included salaries, benefits, and other costs related to sales and marketing staff of $43.5 million and commission expense of $32.0 million, while general and administrative expenses were $26.2 million and product and technology expenses were $8.3 million. 2016 totals included salaries, benefits, and other costs of $16.5 million and commission expense of $10.0 million, while general and administrative expenses were $8.7 million and product and technology expenses were $3.0 million.

Depreciation and amortization was $33.9 million for 2017, which included amortization of developed technology intangible assets of $27.9 million. Depreciation and amortization was $12.2 million for 2016, which included amortization of developed technology intangible assets of $6.6 million.

Adjusted EBITDA

In thousands
	2017	2016	Change
Operating loss (GAAP basis)	$(18,939)	$(18,728)	1%
Depreciation and amortization	33,902	12,236	***
Restructuring costs	980	640	53%
Acquisition-related items	43	—	***
Other items	567	—	***
Adjusted EBITDA (non-GAAP basis)	$16,553	$(5,852)	***
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our ReachLocal segment was $16.6 million in 2017 compared to a $5.9 million loss in 2016. The adjusted EBITDA loss in 2016 is attributable to the exclusion of $8.9 million in revenue due to the purchase price accounting revaluation of deferred revenue applied at the acquisition date.

Corporate and other

Corporate operating revenues were $4.8 million in 2017, $4.2 million in 2016, and $3.8 million in 2015.

Corporate operating expenses were $138.0 million in 2017, an increase of 5% compared to 2016. Increases in expense were primarily driven by increases in depreciation expense of $7.1 million, severance-related charges of $5.8 million, and other business transformation costs, including changes to our expense allocation structure. These increases were offset by a reduction in acquisition-related expenses of $27.1 million.

Corporate operating expenses were $131.5 million in 2016, an increase from $95.9 million in 2015. The increase was primarily driven by acquisition-related expenses of $31.9 million in 2016 along with higher corporate expenses associated with our being a public company since the spin-off in 2015.

Non-operating income (expense)

Interest expense: Interest expense for the year ended December 31, 2017 was $17.1 million compared to expense of $12.8 million in 2016. The increase in interest expense was primarily attributable to the timing of additional borrowings under the Credit Facility.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Our non-operating items, net, consisted of $9.7 million in expense for 2017, $10.2 million in expense for 2016, and $34.0 million in income for 2015. As a result of our early adoption of new accounting guidance, included in non-operating expenses are certain net periodic pension and postretirement benefit costs of $21.0 million in 2017 and $9.9 million in 2016 and a benefit of $6.2 million in 2015. Other non-operating expense, net, for 2017 also included a $2.8 million gain on investment. In 2015, there was equity income in unconsolidated investees, net, of $12.0 million primarily attributed to the equity income from TNP prior to Gannett's acquisition of the remaining interests in June 2015. In 2015, there was a $21.8 million gain recognized upon completing the acquisition of our remaining interest in TNP and the assignment of our interest in California Newspapers Partnership.

Income tax expense

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses (generated after 2017) to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that will offset the benefits of rate reduction such as repeal of domestic production deduction and disallowance of performance based officers’ compensation in excess of $1 million.

Under U.S. generally accepted accounting principles, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The reduction in the federal income tax rate from 35% to 21% resulted in a reduction in the value of our deferred tax assets. We have made a reasonable estimate of the reduction in deferred tax assets and recorded $42.8 million as additional income tax expense in the fourth quarter of 2017.

Our deferred tax assets were further reduced by $11.1 million through the establishment of valuation allowances related to two of our publishing properties of $7.7 million and state net operating losses of $3.4 million, which were recorded as additional income tax expense in 2017.

During 2017, we made an election to treat one of our ReachLocal international subsidiaries as a disregarded entity for U.S. federal income tax purposes, which resulted in worthless stock and bad debt deductions. As a result of this election, we incurred a tax loss that resulted in a $21.0 million tax benefit, which is net of a reserve of $15.6 million for uncertain tax positions. We expect our domestic operations to generate sufficient taxable income to fully utilize the tax benefit of the loss. This tax loss may be subject to audit and future adjustment by the IRS, which could result in a reversal of none, part, or all of the income tax benefit or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock and bad debt deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

Our effective income tax rate for the year ended December 31, 2017 was impacted by the events discussed above. Excluding both incremental expenses and benefits stemming from the items discussed above, our effective tax rate would have been 10.7% for the year ended December 31, 2017, which is lower than the statutory tax rate due to return to provision adjustments, release of income tax contingencies upon close of statutes and income from lower tax jurisdictions.

For 2017 and 2016, net income generated in foreign jurisdictions was 90% and 71%, respectively, where the income tax rate is lower than in the U.S., whereas 34% of our 2015 net income was generated in foreign jurisdictions. The lower domestic net income is attributable to higher expenses domestically for corporate expenses related to restructuring charges, asset impairments, and public company costs as compared with foreign jurisdictions. The recent changes in the mix of income generated from lower tax rate foreign jurisdictions relative to U.S. net domestic income have had the effect of decreasing our tax expense.

Net income and earnings per share

Net income: Net income was $6.9 million for 2017 compared to net income of $52.7 million for 2016. The decrease in net income is primarily attributable to the decline in operating income of $21.8 million and the increase in the provision for income taxes of $20.1 million.

Net income was $52.7 million for 2016 compared to $146.1 million for 2015. The decrease in net income is primarily attributable to the decline in operating income of $75.1 million, the decline in other non-operating items, net, of $44.2 million, and the increase in interest expense of $8.2 million.

Diluted earnings per share: Diluted earnings per share were $0.06 for 2017 compared to earnings per share of $0.44 for 2016. The decrease in diluted earnings per share for 2017 compared to 2016 was primarily attributable to the decline in net income discussed above along with a decrease in the weighted average diluted shares to 115.6 million in 2017 from 118.6 million in 2016.

Diluted earnings per share were $0.44 for 2016 compared to $1.25 for 2015. The decrease in diluted earnings per share for 2016 compared to 2015 was primarily attributable to the decline in net income discussed above along with the increase in the weighted average diluted shares to 118.6 million in 2016 from 116.7 million in 2015.

Liquidity and Capital Resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility described below, are expected to provide sufficient liquidity to meet our requirements, including those for investments and expected dividends or share repurchases. For strategic acquisitions, we will consider financing options as appropriate.

Details of our cash flows are included in the table below:

In thousands
	2017	2016	2015
Net cash flow from operating activities	$236,468	$165,555	$231,020
Net cash flow used for investing activities	(87,569)	(519,073)	(43,312)
Net cash flow from (used for) financing activities	(141,786)	271,418	(62,766)
Effect of currency exchange rate change	(848)	(272)	(193)
Net increase (decrease) in cash	$6,265	$(82,372)	$124,749

Operating cash flows

Our cash flow from operating activities was $236.5 million for 2017 compared to $165.6 million of net cash flow from operating activities for 2016. The increase in net cash flow from operating activities was primarily attributable to tax refunds, net of payments, in 2017 of $18.9 million compared to tax payments, net of refunds, in 2016 of $25.7 million. In addition, pension and other postretirement contributions decreased by $34.8 million. Partially offsetting these increases in cash flows from operating activities was a decrease in working capital of $1.1 million.

Our cash flow from operating activities was $165.6 million in 2016 compared to $231.0 million of net cash flow from operating activities in 2015. This decrease was primarily the result of a decrease in net income from 2015 to 2016 of $93.4 million as well as decreased pension and other postretirement contributions of $40.7 million.

In addition to any other contributions that may be required, we expect to contribute approximately $25.0 million to the GRP in each of the fiscal years 2018 through 2020 and $15.0 million in 2021. We also expect to contribute approximately £15.0 million per year to the U.K. Pension Plans from 2017 through 2022. In 2018, we also expect to make aggregate contributions of $17.2 million to our other underfunded plans and expect to make additional contributions thereafter.

Investing cash flows

Cash flows used for investing activities totaled $87.6 million for 2017 primarily driven by capital expenditures of $72.3 million and payments of $44.3 million for acquisitions, primarily related to the SweetIQ acquisition, partially offset by proceeds from sales of certain assets of $28.4 million.

Cash flows used by investing activities totaled $519.1 million for 2016 primarily driven by payments of $464.1 million for our 2016 acquisitions, capital expenditures of $60.0 million, and investments of $12.4 million, partially offset by proceeds from sales of certain assets of $17.4 million.

Cash flows used by investing activities totaled $43.3 million for 2015 primarily due to payments of $28.7 million for our 2015 acquisitions, capital expenditures of $54.0 million, partially offset by proceeds from sales of certain assets and proceeds from other investments of $29.7 million and $12.4 million, respectively.

Financing cash flows

Cash flows used for financing activities totaled $141.8 million for 2017, primarily consisting of payment of dividends of $72.3 million, net repayments of borrowings under our Credit Facility of $45.0 million, and share repurchases of $17.4 million.

Cash flows from financing activities totaled $271.4 million for 2016, primarily as a result of net proceeds from borrowings under our Credit Facility of $400.0 million to fund our 2016 acquisitions, partially offset by the payment of dividends of $92.5 million, and share repurchases of $32.7 million.

Cash flows used for financing activities were $62.8 million for 2015, primarily consisting of $49.7 million in transactions with our former parent and the payment of dividends of $18.5 million.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00 as of the last day of the test period consisting of the last four fiscal quarters. We were in compliance with these financial covenants as of December 31, 2017.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of December 31, 2017.

As of December 31, 2017, we had $355.0 million in outstanding borrowings under the Credit Facility and $15.0 million of letters of credit outstanding, leaving $130.0 million of availability. Subsequent to December 31, 2017, we repaid $50.0 million of the outstanding balance.

Share repurchase program

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

During the year ended December 31, 2017, we repurchased two million shares at a cost of $17.4 million. As of December 31, 2017, there was $100.0 million in availability to repurchase shares under the share repurchase program.

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

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

•
Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) restructuring costs (6) acquisition-related expenses (including certain integration expenses), (7) asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses, multi-employer pension withdrawals, and gains or losses on certain investments), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

•
Adjusted net income is a non-GAAP financial performance measure we use for the purpose of calculating adjusted EPS. Adjusted net income is defined as net income before the adjustments we apply in calculating adjusted EPS as described below. We believe presenting adjusted net income is useful to enable investors to understand how we calculate adjusted EPS, which provides a useful view of the overall operation of our business. When adjusted net income is described in this report, the most directly comparable GAAP financial measure is net income.

•
Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS as EPS before tax-effected (1) restructuring costs, (2) asset impairment charges, (3) acquisition-related expenses (including certain integration expenses), (4) non-operating (gains) losses, and (5) other items (including certain business transformation expenses, litigation expenses, multi-employer pension withdrawals, and gains or losses on certain investments). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 19.25% and the U.S. of 38.7%. In addition, tax is adjusted for the impact of non-deductible acquisition costs, a tax benefit related to a worthless stock and bad debt deduction, and effects related to the passage of the Tax Cuts and Jobs Act. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

•
Free cash flow is a non-GAAP liquidity measure that adjusts our reported GAAP results for items we believe are critical to the ongoing success of our business. We define free cash flow as cash flow from operating activities less capital expenditures, which results in a figure representing free cash flow available for use in operations, additional investments, debt obligations, and returns to shareholders. The most directly comparable GAAP financial measure is net cash from operating activities.

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

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our Consolidated and combined statements of income are presented below:

In thousands
	2017	Change	2016	Change	2015
Net income (GAAP basis)	$6,887	(87%)	$52,710	(64%)	$146,091
Provision for income taxes	33,854	***	13,718	(71%)	47,884
Interest expense	17,142	34%	12,791	***	4,562
Other non-operating items	9,688	(5%)	10,151	***	(34,032)
Operating income (GAAP basis)	$67,571	(24%)	$89,370	(46%)	$164,505
Depreciation and amortization	191,885	44%	132,964	24%	107,552
Asset impairment charges	46,796	(16%)	55,940	92%	29,130
Restructuring costs	44,284	(3%)	45,757	(41%)	77,414
Acquisition-related items	5,202	(84%)	32,683	***	—
Other items	4,195	32%	3,181	(60%)	7,988
Adjusted EBITDA (non-GAAP basis)	$359,933	0%	$359,895	(7%)	$386,589
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA in 2017 was flat compared to 2016. This was primarily due to the contributions from our acquisitions as well as additional EBITDA from the 53rd week of operations in 2017, offset by the continued softness in print advertising revenues and declining circulation trends. Also impacting adjusted EBITDA was an unfavorable foreign exchange rate impact of $3.3 million in 2017 compared to 2016.

Adjusted EBITDA decreased 7% from 2015 to 2016 primarily due to the continued softness in print advertising revenues, declining circulation trends, and higher corporate costs related to being a stand-alone public company. Also impacting adjusted EBITDA was an unfavorable foreign exchange rate impact of $9.2 million in 2016 compared to 2015. Partially offsetting these decreases were the contributions from our acquisitions.

Adjusted diluted EPS

Reconciliations of adjusted diluted earnings per share from net income presented in accordance with GAAP on our Consolidated and combined statements of income are presented below:

In thousands, except per share amounts
	2017	Change	2016	Change	2015
Asset impairment charges	46,796	(16%)	55,940	92%	29,130
Restructuring costs (including accelerated depreciation)	88,331	80%	48,975	(37%)	77,414
Acquisition-related items	5,202	(84%)	32,683	***	(17,971)
Non-operating (gains) losses	(4,710)	***	3,115	***	1,008
Other items	(3,276)	***	1,860	(77%)	7,988
Pretax impact	132,343	(7%)	142,573	46%	97,569
Income tax impact of above items	(50,826)	0%	(50,609)	46%	(34,573)
Estimated effect of U.S. statutory tax rate change	42,776	***	—	***	—
Other tax-related items	(12,169)	***	—	***	—
Impact of items affecting comparability on net income (loss)	$112,124	22%	$91,964	46%	$62,996

Net income (loss) (GAAP basis)	$6,887	(87%)	$52,710	(64%)	$146,091
Impact of items affecting comparability on net income (loss)	112,124	22%	91,964	46%	62,996
Adjusted net income (non-GAAP basis)	$119,011	(18%)	$144,674	(31%)	$209,087

Earnings per share - diluted (GAAP basis)	$0.06	(86%)	$0.44	(65%)	$1.25
Impact of items affecting comparability on net income (loss)	0.97	24%	0.78	44%	0.54
Adjusted earnings per share - diluted (non-GAAP basis)	$1.03	(16%)	$1.22	(32%)	$1.79
Diluted weighted average number of common shares outstanding (GAAP basis)	115,610	(3%)	118,625	2%	116,695
Diluted weighted average number of common shares outstanding (non-GAAP basis)	115,610	(3%)	118,625	2%	116,695
*** Indicates an absolute value percentage change greater than 100.

Adjusted diluted earnings per share was $1.03 for 2017 compared to $1.22 in 2016 and $1.79 in 2015. The decline in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA in addition to changes in non-operating income and expenses, particularly pension expense and interest expense.

Free cash flow

Reconciliations of free cash flow from cash flow from operating activities presented in accordance with GAAP on our Consolidated and combined statements of cash flow are presented below:

In thousands				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash flow from operating activities	$236,468	$165,555	$231,020	$70,913	$(65,465)
Capital expenditures	(72,325)	(60,048)	(53,979)	(12,277)	(6,069)
Free cash flow	$164,143	$105,507	$177,041	$58,636	$(71,534)

Free cash flow for 2017 increased by $58.6 million from the same period in 2016. This increase was primarily attributable to the increase in net cash flow from operating activities of $70.9 million compared to 2016. The increase in net cash flow from operating activities was primarily attributable to tax refunds, net of payments, in 2017 of $18.9 million compared to tax payments, net of refunds, in 2016 of $25.7 million. In addition, pension and other postretirement contributions decreased by

$34.8 million. Partially offsetting these increases in cash flows was an increase in cash outflows for capital expenditures during 2017 of $12.3 million, which was primarily attributable to software development.

Free cash decreased by $71.5 million from 2015 to 2016. This decrease was attributable to net cash flow from operating activities of $165.6 million in 2016, down $65.5 million compared to the prior year primarily attributable to the softening environment for advertising and circulation revenues offset by the decrease in pension and other postretirement contributions of $40.7 million. There was an increase of $6.1 million in cash outflows for capital expenditures during 2016 compared to the prior year, which was primarily attributable to the build out of the corporate leased facilities.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the year ended December 31, 2017:

In thousands	Payments Due by Period
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Operating leases (a)	$428,787	$58,459	$97,691	$79,322	$193,315
Purchase obligations (b)	833,366	195,741	211,615	175,885	250,125
Other noncurrent liabilities (c)	26,238	26,238	—	—	—
Retirement plan contributions (d)	191,184	45,237	90,474	55,473	—
Total	$1,479,575	$325,675	$399,780	$310,680	$443,440

(a)	See Note 12 — Commitments, contingencies and other matters to the consolidated and combined financial statements.

(b)
Includes purchase obligations related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2017 are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the table above.

(c)
Consists of unfunded and under-funded postretirement benefit plans excluding the Gannett Retirement Plan and Newsquest Pension Scheme. Unfunded plans include the Gannett 2015 Supplemental Retirement Plan, the Gannett Retiree Welfare Plan, and a SERP plan which was assumed pursuant to our acquisition of JMG, and under-funded plans include the Newspaper Guild of Detroit Plan. Contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions such as interest rate levels as well as the amount and timing of invested asset returns.

(d)
Consists of amounts we are contractually obligated to contribute to the GRP and Newsquest Pension Scheme. This total does not include additional contributions which may be required to meet IRS minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation, such as interest rate levels as well as the amount and timing of invested asset returns.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $33.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 — Income taxes to the consolidated and combined financial statements for a further discussion of income taxes.

Off-balance sheet arrangements

As of December 31, 2017, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

Capital stock

In July 2015, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $150 million over a three-year period. Shares may be repurchased at management's discretion, either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. As of December 31, 2017, 5.8 million shares have been repurchased under this program at a total cost of $50.0 million.

The Gannett Co., Inc. 401(k) Savings Plan, our principal defined contribution plan, includes a company matching contribution in the form of our stock. We fund the match by buying our stock in the open market and depositing it in the participant's account.

Our common stock outstanding, net of treasury stock, at December 31, 2017, totaled 111.8 million shares, compared to 112.9 million shares at December 25, 2016 and 115.7 million shares at December 27, 2015. As of February 19, 2018, our shares were held by 5,984 holders of record.

Dividends

Dividends declared on common stock amounted to $72.3 million in 2017.

Cash dividends		Payment Date	Per Share
2017	4th Quarter	December 26, 2017	$0.16
	3rd Quarter	September 18, 2017	$0.16
	2nd Quarter	June 19, 2017	$0.16
	1st Quarter	March 24, 2017	$0.16
2016	4th Quarter	December 19, 2016	$0.16
	3rd Quarter	September 19, 2016	$0.16
	2nd Quarter	June 20, 2016	$0.16
	1st Quarter	April 1, 2016	$0.16
2015	4th Quarter	January 4, 2016	$0.16
	3rd Quarter	October 1, 2015	$0.16

On February 28, 2018, the Board of Directors declared a dividend of $0.16 per share, payable on March 26, 2018, to shareholders of record as of the close of business March 12, 2018.

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

Goodwill: As of December 31, 2017, we had $737.7 million of goodwill, which represented approximately 29% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment annually on the first day of our fourth quarter or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Before performing the annual two-step goodwill impairment test, we are first permitted to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If, after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a two-step quantitative test. Otherwise, the two-step test is not required. For 2017, a qualitative assessment was not used.

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

Intangible assets (indefinite-lived and amortizable): Intangible assets consist of mastheads, trade names, domain names, developed technology, and customer relationships.

Local mastheads (e.g., publishing periodical titles and web site domain names) and certain trade names are not subject to amortization. As a result, they are tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances suggest the asset might be impaired. The quantitative impairment test consists of a comparison of the fair value of each masthead, domain name, or trade name with its carrying amount. We use a "relief from royalty" approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2017, following this testing, we recognized impairment charges of $3.1 million. These charges were to bring the recorded indefinite lived intangibles equal to their implied fair values based on future projections.

Our amortizable intangible assets consist mainly of developed technology, customer relationships, and certain trade names and mastheads. Developed technology is comprised of digital marketing solutions and other technology acquired as part of the ReachLocal and SweetIQ transactions. Customer relationships include subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. When triggering events are identified, an impairment assessment of our definite lived intangibles is performed using the "excess earnings method." The "excess earnings method" approach utilizes the present value of projected cash flows expected to be generated by the intangibles, less charges representing the contribution of other assets to those cash flows. In 2017, following this testing, we recognized impairment charges of $3.4 million. These charges were to bring the recorded definite lived intangibles equal to their implied fair values based on future projections.

Property, plant and equipment: Property, plant, and equipment are recorded at cost and depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances such as technological advances or changes to our business model or capital strategy could result in actual useful lives differing from our estimates. In cases where we determine the useful life of property, plant and equipment should be shortened, we would, after evaluating for impairment, depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Accelerated depreciation was recorded in 2017 and 2016 for certain property, plant, and equipment, reflecting specific decisions to consolidate production and other business services.

We review our property, plant, and equipment assets for potential impairment at the asset group level (generally at the local business level) by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by those asset groups and local business units. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than their carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. In 2017, we recognized $40.3 million of impairment charges primarily resulting from assets we have classified as held-for-sale in connection with our facility consolidation and cost saving initiatives.

Pension accounting: We, along with our subsidiaries, have various defined benefit retirement plans under which substantially all of the benefits have been frozen in previous years.

We account for our pension plans in accordance with the applicable accounting guidance, which requires us to include the funded status of our pension plans in our balance sheets and to recognize, as a component of other comprehensive income (loss), the gains or losses that arise during the period but are not recognized in pension expense. Pension expenses associated with service costs are reported on the Consolidated and combined statements of income as Cost of sales and operating expenses or Selling, general and administrative expenses. All other pension expenses are reported on the Consolidated and combined statements of income within Other non-operating items, net.

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

For 2017, the assumption used for the benefit obligation and funded status discount rate was 3.65% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2017 would have increased plan obligations by approximately $96.0 million. A 50 basis point change in the discount rate used to calculate 2017 expense would have changed total pension plan expense for 2017 by approximately $1.6 million. We assumed a rate of 7.50% for our long-term expected return on pension assets used for our principal retirement plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 50 basis point decrease in the expected rate of return on pension assets would have increased estimated pension plan expense for 2017 by approximately $7.6 million.

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

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the consolidated and combined financial statements. Management re-evaluates tax positions each period in which new information about recognition or measurement becomes available. Our policy is to recognize, when applicable, interest and penalties on unrecognized income tax benefits as part of Provision for income taxes.

The effect of a 1% change in the effective tax rate for 2017 would have resulted in a change of $0.4 million in the provision for income taxes and net income.

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

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $344.3 million at December 31, 2017, $300.3 million at December 25, 2016, and $384.8 million at December 27, 2015. Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the December 31, 2017 exchange rate of 1.35, at the December 25, 2016 exchange rate of 1.23, and at the December 27, 2015 exchange rate of 1.49. Newsquest's financial results were translated at an average rate of 1.29 for 2017, 1.36 for 2016, and 1.53 for 2015.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $4.5 million for the period ended December 31, 2017. In addition, our ReachLocal segment has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, European euro, Japanese yen, Indian rupee, Mexican peso, New Zealand dollar, Singapore dollar and Brazilian real. A 10% fluctuation in each of these currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $1.8 million for the period ended December 31, 2017.

We are also exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding as of December 31, 2017, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $3.6 million for the period ended December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gannett Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. as of December 31, 2017 and December 25, 2016, the related consolidated and combined statements of income, comprehensive income (loss), equity and cash flows for each of the three fiscal years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and December 25, 2016, and the consolidated and combined results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018, included in Item 9A, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia

February 28, 2018

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands, except share data
Assets	December 31, 2017	December 25, 2016
Current assets
Cash and cash equivalents	$120,589	$114,324
Accounts receivable, less allowance for doubtful accounts of $11,588 and $10,317, respectively	352,546	358,041
Other receivables	26,296	25,863
Inventories	30,199	40,426
Prepaid income taxes	4,286	30,009
Prepaid expenses and other current assets	55,932	34,843
Total current assets	589,848	603,506
Property, plant and equipment, net	933,334	1,087,701
Goodwill	737,716	698,288
Intangible assets, net	139,654	154,644
Deferred income taxes	102,492	218,232
Investments and other assets	66,933	82,310
Total assets	$2,569,977	$2,844,681

Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$387,406	$438,724
Deferred revenue	122,791	133,263
Total current liabilities	510,197	571,987
Income taxes	15,181	25,467
Postretirement medical and life insurance liabilities	83,344	90,134
Pension liabilities	421,876	739,262
Long-term portion of revolving credit facility	355,000	400,000
Other noncurrent liabilities	166,984	161,070
Total noncurrent liabilities	1,042,385	1,415,933
Total liabilities	1,552,582	1,987,920
Commitments and contingent liabilities (see Note 12)

Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 117,547,116 shares issued at December 31, 2017 and 116,624,726 shares issued at December 25, 2016	1,175	1,166
Treasury stock at cost, 5,750,000 shares at December 31, 2017 and 3,750,000 shares at December 25, 2016	(50,046)	(32,667)
Additional paid-in capital	1,786,941	1,769,905
Retained earnings (loss)	(64,158)	1,269
Accumulated other comprehensive loss	(656,517)	(882,912)
Total equity	1,017,395	856,761
Total liabilities and equity	$2,569,977	$2,844,681
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

In thousands, except per share data
Fiscal year ended	December 31, 2017	December 25, 2016	December 27, 2015
Operating revenues:
Advertising	$1,791,618	$1,703,795	$1,611,445
Circulation	1,120,739	1,133,676	1,060,118
Other	234,123	210,003	213,449
Total operating revenues	3,146,480	3,047,474	2,885,012
Operating expenses:
Cost of sales and operating expenses	1,959,638	1,927,895	1,810,420
Selling, general and administrative expenses	836,306	795,548	695,991
Depreciation and amortization	191,885	132,964	107,552
Asset impairment charges	46,796	55,940	29,130
Restructuring costs	44,284	45,757	77,414
Total operating expenses	3,078,909	2,958,104	2,720,507
Operating income	67,571	89,370	164,505
Non-operating income (expense):
Interest expense	(17,142)	(12,791)	(4,562)
Other non-operating items, net	(9,688)	(10,151)	34,032
Total non-operating income (expense)	(26,830)	(22,942)	29,470
Income before income taxes	40,741	66,428	193,975
Provision for income taxes	33,854	13,718	47,884
Net income	$6,887	$52,710	$146,091
Net income per share—basic	$0.06	$0.45	$1.27
Net income per share—diluted	$0.06	$0.44	$1.25
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In thousands
Fiscal year ended	December 31, 2017	December 25, 2016	December 27, 2015
Net income	$6,887	$52,710	$146,091
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	43,990	(84,526)	(19,390)
Pension and other postretirement benefit items:
Actuarial income (loss):
Actuarial income (loss) arising during the period	223,087	(334,653)	(54,142)
Amortization of actuarial income (loss)	72,759	62,155	58,148
Prior service credit (cost):
Change in prior service cost	—	(1,002)	—
Amortization of prior service cost (credit)	3,023	1,883	(2,722)
Settlement charge	—	(49)	1,254
Transfer from Separation	—	—	24,180
Other	(36,477)	67,959	15,544
Pension and other postretirement benefit items	262,392	(203,707)	42,262
Other comprehensive income (loss) before tax	306,382	(288,233)	22,872
Income tax effect related to components of other comprehensive income (loss)	(79,987)	78,745	(18,184)
Other comprehensive income (loss), net of tax	226,395	(209,488)	4,688
Comprehensive income (loss)	$233,282	$(156,778)	$150,779
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

In thousands
Fiscal year ended	December 31, 2017	December 25, 2016	December 27, 2015
Operating activities
Net income	$6,887	$52,710	$146,091
Adjustments to reconcile net income to operating cash flows:
Gain on acquisition	—	—	(21,799)
Depreciation and amortization	191,885	132,964	107,552
Facility consolidation costs	7,271	2,231	5,148
Asset impairment charges	46,796	55,940	29,130
Stock-based compensation - equity awards	20,341	20,576	20,623
Provision for deferred income taxes	31,511	15,734	47,380
Pension and other postretirement expense, net of contributions	(39,363)	(84,600)	(134,907)
Decrease in accounts receivable	13,175	28,132	33,376
Decrease (increase) in other receivables	(3,799)	6,836	(24,961)
Decrease (increase) in inventories	10,602	(7,504)	14,023
Increase (decrease) in accounts payable	(22,211)	(22,485)	16,844
Increase (decrease) in interest and taxes payable	14,469	3,246	(9,349)
Increase (decrease) in accrued expenses	(38,386)	(25,517)	44,787
Increase (decrease) in deferred revenue	(12,507)	2,700	(2,894)
Other, net	9,797	(15,408)	(40,024)
Net cash provided by operating activities	236,468	165,555	231,020
Investing activities
Purchase of property, plant and equipment	(72,325)	(60,048)	(53,979)
Payments for acquisitions, net of cash acquired	(44,343)	(464,065)	(28,668)
Payments for investments	(3,827)	(12,419)	(2,750)
Proceeds from investments	—	13	12,402
Proceeds from sale of certain assets	28,438	17,405	29,683
Changes in other investing activities	4,488	41	—
Net cash used for investing activities	(87,569)	(519,073)	(43,312)
Financing activities
Proceeds from borrowings under revolving credit facilities	35,000	480,000	—
Repayments of borrowings under revolving credit facilities	(80,000)	(80,000)	—
Dividends paid	(72,314)	(92,495)	(18,462)
Cost of common shares repurchased	(17,379)	(32,667)	—
Proceeds from issuance of common stock upon settlement of stock awards	730	562	6,615
Payments for employee taxes withheld from stock awards	(7,318)	(3,667)	—
Transactions with former parent, net	—	—	(49,701)
Deferred payments for acquisitions	—	—	(1,218)
Changes in other financing activities	(505)	(315)	—
Net cash (used for) provided by financing activities	(141,786)	271,418	(62,766)
Effect of currency exchange rate change	(848)	(272)	(193)
Increase (decrease) in cash and cash equivalents	6,265	(82,372)	124,749
Balance of cash and cash equivalents at beginning of year	114,324	196,696	71,947
Balance of cash and cash equivalents at end of year	$120,589	$114,324	$196,696
The accompanying notes are an integral part of these consolidated and combined financial statements.

GANNETT CO., INC. CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

In thousands, except per share data	Common Stock $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Former parent's investment, net	Total
Balance: December 28, 2014	$—	$—	$—	$—	$(678,112)	$1,615,584	$937,472
Net income, 2015	—	—	—	59,517	—	86,574	146,091
Other comprehensive income, net of tax	—	—	—	—	4,688	—	4,688
Total comprehensive income							150,779
Dividends declared, 2015: $0.32 per share	—	—	—	(36,964)	—	—	(36,964)
Issuance of common shares	1,150	—	(1,150)	—	—	—	—
Stock options exercised	6	—	4,987	—	—	—	4,993
Restricted stock awards settled	—	—	(293)	—	—	—	(293)
Stock-based compensation	—	—	21,742	—	—	—	21,742
Tax benefit derived from stock awards settled	—	—	1,622	—	—	—	1,622
Transactions with former parent	—	—	55,402	—	—	(68,646)	(13,244)
Transfer of former parent's investment, net	—	—	1,625,878	—	—	(1,633,512)	(7,634)
Other activity	—	—	103	—	—	—	103
Balance: December 27, 2015	$1,156	$—	$1,708,291	$22,553	$(673,424)	$—	$1,058,576
Net income, 2016	—	—	—	52,710	—	—	52,710
Other comprehensive loss, net of tax	—	—	—	—	(209,488)	—	(209,488)
Total comprehensive loss							(156,778)
Dividends declared, 2016: $0.64 per share	—	—	—	(73,994)	—	—	(73,994)
Purchase of treasury stock	—	(32,667)	—	—	—	—	(32,667)
Stock options exercised	1	—	561	—	—	—	562
Restricted stock awards settled	5	—	(5,822)	—	—	—	(5,817)
Performance share units settled	4	—	(3,002)	—	—	—	(2,998)
Stock-based compensation	—	—	20,576	—	—	—	20,576
Other activity	—	—	49,301	—	—	—	49,301
Balance: December 25, 2016	$1,166	$(32,667)	$1,769,905	$1,269	$(882,912)	$—	$856,761
Net income, 2017	—	—	—	6,887	—	—	6,887
Other comprehensive income, net of tax	—	—	—	—	226,395	—	226,395
Total comprehensive income							233,282
Dividends declared, 2017: $0.64 per share	—	—	—	(72,314)	—	—	(72,314)
Purchase of treasury stock	—	(17,379)	—	—	—	—	(17,379)
Stock options exercised	1	—	729	—	—	—	730
Restricted stock awards settled	6	—	(3,368)	—	—	—	(3,362)
Performance share units settled	2	—	(1,195)	—	—	—	(1,193)
Stock-based compensation	—	—	20,341	—	—	—	20,341
Other activity	—	—	529	—	—	—	529
Balance: December 31, 2017	$1,175	$(50,046)	$1,786,941	$(64,158)	$(656,517)	$—	$1,017,395
The accompanying notes are an integral part of these consolidated and combined financial statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation

Description of business: Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), an international digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam), and Newsquest (a wholly owned subsidiary with more than 170 local media brands in the U.K.). Through, the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform.

Separation from former parent: On June 29, 2015, the company completed its separation from TEGNA Inc. (our former parent or TEGNA) via a spin-off (the spin-off or separation). In the spin-off, TEGNA shareholders of record on June 22, 2015, the record date for the distribution, received one share of Gannett common stock for every two shares of TEGNA common stock held. On June 29, 2015, Gannett common stock began trading on the New York Stock Exchange as an independent, public company.

NOTE 2 — Summary of significant accounting policies

Fiscal year: In fiscal years 2017 and prior, our fiscal years ended on the last Sunday of the calendar year. Our fiscal year for 2017 was a 53-week year ending on December 31, 2017. Fiscal year 2016 ended on December 25, 2016, and fiscal year 2015 ended on December 27, 2015, each 52-week years. Starting in 2018, our fiscal year will coincide with the Gregorian calendar.

Basis of presentation and consolidation: The consolidated and combined financial statements include our accounts and those which we control after elimination of all intercompany balances, transactions, and profits.

Prior to the date of the spin-off, these consolidated and combined financial statements were prepared from the accounting records of our former parent and present our combined financial position, results of operations, and cash flows as of and for the periods presented as if we were a separate entity. These consolidated and combined financial statements include allocations between Gannett and our former parent as more fully detailed in Note 15 — Relationship with our former parent. We believe the assumptions and methodologies used in these allocations are reasonable; however, such allocated costs may not be indicative of the actual level of expense that would have been incurred had we been operating on a stand-alone basis, and, accordingly, may not necessarily reflect our consolidated and combined financial position, results of operations, and cash flows had we operated as a stand-alone entity during the periods presented.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated and combined financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates include amounts for income taxes, pension and other post-employment benefits, and valuation of long-lived and intangible assets.

Segment presentation: We classify our operations into two reportable segments: publishing and ReachLocal. In addition to these reportable segments, we have a corporate and other category that includes activities not directly attributable or allocable to a specific segment. The publishing reporting segment is an aggregation of two operating segments: Domestic Publishing and the U.K. Group. For further details, see Note 14 — Segment reporting.

Business combinations: We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. Goodwill is assigned to the reporting unit that benefits from the synergies arising from the business combination. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

For online marketing products provided by our ReachLocal subsidiary, we typically enter into multi-month agreements for the delivery of our products. Under our agreements, our clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content, and other costs and fees. We record these prepayments as deferred revenue. Revenue is then recognized as we purchase media and perform other services.

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

Accounts receivable and allowance for doubtful accounts: Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects our estimate of credit exposure and is determined principally on the basis of our collection experience, aging of our receivables, and significant individual account credit risk. Credit is extended based upon an evaluation of the customer's financial position, and generally collateral is not required.

Inventories: Inventories, consisting principally of newsprint, printing ink, and plate material for our publishing operations, are valued at the lower of cost (first-in, first-out) or net realizable value.

Assets held for sale: We classify assets to be sold as held for sale in the period in which all of the following criteria are met: (1) we commit to a plan to sell the disposal group, (2) the disposal group is available for immediate sale in its present condition, (3) an active program to locate a buyer has been initiated, and (4) the sale is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell. Assets held for sale are measured at the lower of carrying value or fair value less any costs to sell.

Property, software development costs, and depreciation: Property, plant, and equipment is recorded at cost, and depreciation is provided, generally on a straight-line basis, over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and improvements and 3 to 30 years for machinery, equipment, and fixtures. Changes in the estimated useful life of an asset, which could happen as a result of facility consolidations, can affect depreciation expense and net income. Major renewals and improvements and interest incurred during the construction period of major additions are capitalized. Expenditures for maintenance, repairs, and minor renewals are charged to expense as incurred.

We capitalize costs to develop software for internal use when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in Cost of sales and operating expenses, in addition to amortization of capitalized software development costs, in the accompanying Consolidated and combined statements of income. We monitor our existing capitalized software costs and reduce their carrying value as a result of releases rendering previous features or functions obsolete. Software development costs are evaluated for impairment in accordance with our policy for finite-lived intangible assets and other long lived assets. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of 3 to 5 years.

A breakout of property, plant and equipment and software is presented below:

In thousands	December 31, 2017	December 25, 2016
Land	$114,354	$132,438
Buildings and improvements	800,777	875,313
Machinery, equipment, and fixtures	1,310,138	1,421,865
Software	122,743	130,165
Construction in progress	14,837	9,817
Total	2,362,849	2,569,598
Accumulated depreciation	(1,429,515)	(1,481,897)
Net property, plant and equipment	$933,334	$1,087,701

Leases: Operating lease rentals are expensed on a straight-line basis over the life of the lease. At lease inception, we determine the lease term by excluding renewal options that are not reasonably assured. Additionally, the depreciable life of leased assets and leasehold improvements is limited by the expected lease term.

Valuation of long-lived assets: We evaluate the carrying value of long-lived assets (mostly property, plant, and equipment, intangible assets and software) to be held and used whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than their carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner except that fair values are reduced for the cost to dispose.

Goodwill and other intangible assets: Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment annually on the first day of the fourth quarter or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Before performing the annual two-step goodwill impairment test, we are first permitted to perform a qualitative assessment to determine if the two-step quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance as well as company and specific reporting unit specifications. If after performing this assessment we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a two-step quantitative test. In the first step of the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is determined using various techniques, including multiple of earnings and discounted cash flow valuation techniques. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we perform the second step of the impairment test. In the second step of the impairment test, we determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we must recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill.

In determining the reporting units, we consider the way we manage our businesses and the nature of those businesses. As of December 31, 2017, our reporting units consist of Domestic Publishing, the U.K. Group, and ReachLocal.

For indefinite-lived intangible assets, we perform an impairment test annually or more often if circumstances dictate. Intangible assets that have definite useful lives are amortized over those useful lives and are evaluated for impairment as described above. We recognized impairment charges on intangible assets each year from 2015 through 2017. See Note 4 — Restructuring activities and asset impairment charges and Note 5 — Goodwill and other intangible assets for additional information.

Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over their useful lives. Developed technology consists of digital marketing solutions and other technology acquired as part of the ReachLocal and SweetIQ transactions and is amortized on a straight-line basis over their useful lives. Other intangibles are primarily definite lived trade names and are amortized on a straight-line basis over their useful lives. The useful lives of our definite-lived intangible assets range from three to 11 years.

Investments and other assets: Investments in entities for which we do not have control but have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in Other non-operating items, net in the Consolidated and combined statements of income. See Note 6 — Investments for additional information. We account for non-marketable investments under the cost method. We regularly review our investments for impairment, including when the carrying value of an investment exceeds its related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written-down to its fair value. The factors we consider in determining an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee, and (iii) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

Accounts payable and accrued expenses: A breakout of accounts payable and accrued expenses is presented below:

In thousands	December 31, 2017	December 25, 2016
Compensation	$85,530	$105,402
Taxes (primarily property and sales taxes)	20,175	22,995
Benefits	42,995	36,114
Other	73,370	90,943
Total accrued liabilities	222,070	255,454
Accounts payable	165,336	183,270
Total accrued liabilities and accounts payable	$387,406	$438,724

Retirement plans: Pension and other postretirement benefit costs under our defined benefit retirement plans are actuarially determined. For plans with frozen benefits, we recognize the cost of postretirement benefits such as pension, medical, and life insurance benefits on an accrual basis over the average life expectancy of employees expected to receive such benefits. For active plans, costs are recognized over the estimated average future service period.

Equity-based employee compensation: We grant restricted stock units as well as performance shares to our employees as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the four-year incentive period for restricted stock units and the three-year incentive period for performance shares. Expense for performance share awards granted to participants meeting certain retirement eligibility criteria as defined in the equity compensation plan is recognized using the accelerated attribution method. See Note 11 — Supplemental equity information for further discussion.

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

We also evaluate any uncertain tax positions and recognize a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities upon consideration of the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We record a liability for uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.

Loss contingencies: We are subject to various legal proceedings, claims, and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible, or probable and whether it can be reasonably estimated. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss if material and estimable.

Foreign currency translation: The statements of income of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rates as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in Comprehensive income (loss) in the Consolidated and combined statements of comprehensive income and are classified as Accumulated other comprehensive loss in the Consolidated balance sheets and Consolidated and combined statements of equity.

Concentration of risk: Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. and ReachLocal operations, totaled approximately $390.7 million in 2017, $371.7 million in 2016, and $416.9 million in 2015. Our long-lived assets in foreign countries, principally in the U.K. and ReachLocal operations, totaled approximately $338.0 million at December 31, 2017, $354.4 million at December 25, 2016, and $330.3 million at December 27, 2015.

Supplementary cash flow information: Supplementary cash flow information, including non-cash investing and financing activities, are as follows:

In thousands	December 31, 2017	December 25, 2016	December 27, 2015
Cash paid for taxes, net of refunds	$(18,887)	$25,719	$38,707
Cash paid for interest	$16,912	$10,081	$2,995
Accrued capital expenditures	$5,886	$5,639	$3,251
Dividends payable	$—	$—	$18,501
Parent, net investment activity subsequent to separation	$—	$—	$31,762
Fair value of noncontrolling equity interests in TNP and CNP	$—	$—	$60,954
Pre-acquisition carrying value of TNP	$—	$—	$39,155

New accounting pronouncements adopted: The following are new accounting pronouncements which we have adopted in fiscal year 2017:

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

Compensation—Retirement Benefits: We adopted FASB guidance requiring changes to the presentation of net periodic pension and other postretirement benefit costs. Specifically, this guidance requires entities to classify the service cost component of the net benefit cost in the same income statement line item as other employee compensation costs while all other components of net benefit cost must be presented as non-operating items. The guidance further requires such classification changes to be retrospectively applied beginning in the interim period in which the guidance is adopted.

As a result of adopting this guidance, total operating expenses decreased $10.3 million in 2016 and increased $4.9 million in 2015 with offsetting changes to other non-operating items, net. Cost of sales decreased $6.1 million in 2016 and increased $3.0 million in 2015, while selling, general, and administrative expenses decreased $4.2 million in 2016 and increased $1.9 million in 2015. Net income, retained earnings, and earnings per share for both years remained unchanged.

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

We have evaluated the impact of this new standard and have concluded that our financial statements will not be materially impacted upon adoption; however, we expect to expand certain disclosures as required.

We will adopt the new revenue recognition standard using the modified retrospective approach in the fiscal year beginning January 1, 2018. This approach consists of recognizing the cumulative effect of initially applying the standard as an adjustment to opening retained earnings. As part of the modified retrospective approach, we will also amend our disclosures to reflect results under "legacy GAAP" for the initial year of adoption.

Financial Assets and Financial Liabilities: In January 2016, the FASB issued guidance which revises the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We are evaluating the provisions of the updated guidance and expect the impact of adopting this guidance to not be material to our consolidated financial results.

Leases: In February 2016, the FASB issued updated guidance modifying lease accounting for both lessees and lessors to increase transparency and comparability. Lessees are required to recognize lease assets and lease liabilities for those leases classified as operating leases under previous accounting standards and to disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash: In November 2016, the FASB issued updated guidance requiring entities to explain, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as "restricted cash" or "restricted cash equivalents." As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We will adopt this guidance effective January 1, 2018. The adoption of this guidance will not be material to our consolidated financial statements.

Intangibles—Goodwill and Other: In January 2017, the FASB issued new guidance which simplifies the subsequent measurement of goodwill. The guidance permits an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with such losses not exceeding the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Business Combinations—Definition of a Business: In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. This guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued new guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income, generally described as stranded tax effects, resulting from the Tax Cuts and Jobs Act. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

NOTE 3 — Acquisitions

2017 Acquisitions

SweetIQ: In April 2017, our ReachLocal subsidiary completed the acquisition of SweetIQ, a location and customer engagement software provider, for approximately $31.8 million, net of cash acquired. SweetIQ's customers include businesses with multi-location brands and agencies that target local marketing.

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed, deferred income taxes, and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows: goodwill of $18.8 million, intangible assets of $15.2 million (comprised of trade names, customer relationships, and developed technology), noncurrent assets of $0.6 million, noncurrent liabilities of $1.8 million, and positive net working capital of $0.3 million. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill associated with the acquisition of SweetIQ is allocated to the ReachLocal segment. We do not expect the purchase price allocated to goodwill and intangibles to be deductible for tax purposes.

Other: During 2017, we completed other immaterial acquisitions.

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

ReachLocal, including SweetIQ, is a separate segment, and its results of operations are provided in NOTE 14 — Segment reporting.

Assets of North Jersey Media Group: In July 2016, we completed the acquisition of certain assets of NJMG for approximately $38.6 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald.

The allocation of the purchase price was based upon estimated fair values. The determination of the fair value of the assets acquired and liabilities assumed has been completed, and the final allocation of the purchase price is as follows: property, plant, and equipment of $26.0 million, goodwill of $7.4 million, intangible assets of $7.2 million (comprised largely of mastheads, customer relationships, and non-compete agreements), noncurrent assets of $1.0 million, noncurrent liabilities of $0.3 million, and net negative working capital of $1.7 million. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill related to the acquisition of NJMG is allocated to the publishing segment. We expect the purchase price allocated to goodwill and mastheads will be deductible for tax purposes.

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

Other: During 2016, we completed other immaterial acquisitions.

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

Romanes Media Group: In May 2015, our U.K. subsidiary, Newsquest, paid $23.4 million, net of cash acquired, to purchase 100% of the shares of RMG. RMG publishes local newspapers in Scotland, Berkshire, and Northern Ireland, and its

portfolio comprises one daily newspaper, 28 weekly newspapers, and their associated websites. Goodwill related to the acquisition of RMG is allocated to the publishing segment.

NOTE 4 — Restructuring activities and asset impairment charges

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations, including those of recently acquired entities.

Severance-related expenses: In 2017, we recorded severance-related expenses of $37.0 million. Of these expenses, $30.1 million related to the publishing segment and $5.9 million related to the corporate and other segment. The remainder is captured within our ReachLocal segment.

In 2016, we recorded severance-related expenses of $43.5 million. Of these expenses, $42.8 million related to the publishing segment and $0.6 million related to the ReachLocal segment. The remainder is captured within our corporate and other segment.

In 2015, we recorded severance-related expenses of $72.3 million. Of these expenses, $67.0 million related to the publishing segment and $5.3 million related to the corporate and other segment.

All severance-related charges are reported in restructuring costs on the Consolidated and combined statements of income.

The activity and balance of severance-related liabilities are as follows:

In thousands	Severance Activities
Balance at December 27, 2015	$43,780
Payments	(68,422)
Expense	43,526
Adjustments	(233)
Balance at December 25, 2016	$18,651
Payments	(45,102)
Expense	37,013
Adjustments	—
Balance at December 31, 2017	$10,562

Facility consolidation charges: In 2017, we recorded facility consolidation charges of $7.3 million. In addition, we incurred accelerated depreciation of $44.0 million, which is included in depreciation expense. These expenses were related to the publishing segment.

In 2016, we recorded charges for facility consolidations of $2.3 million. In addition, we incurred accelerated depreciation of $3.2 million, which is included in depreciation expense. These expenses were related to the publishing segment.

In 2015, we recorded charges for facility consolidations of $5.1 million. No accelerated depreciation was incurred in 2015. These expenses were related to the publishing segment.

Asset impairment charges: Facility consolidation and other cost savings plans led us to recognize asset impairment charges. As part of our plans, we are selling certain assets which we have classified as held-for-sale and for which we have reduced the carrying values to equal the fair values less costs to dispose. In addition, we had impairments of intangible assets which were principally a result of cash flow projections which were lower than expected.

In 2017, we recorded charges for asset impairments of $46.8 million, which includes impairment charges of $40.3 million for property, plant and equipment, $3.1 million for indefinite lived intangibles and $3.4 million for definite lived intangibles. These expenses were related to the publishing segment.

In 2016, we recorded charges for asset impairments of $55.9 million, which includes impairment charges of $31.5 million for property, plant and equipment, $14.5 million for indefinite lived intangibles and $9.9 million for definite lived intangibles. These expenses were related to the publishing segment.

In 2015, we recorded charges for asset impairments of $29.1 million, which includes impairment charges of $9.7 million for property, plant and equipment, $0.9 million for indefinite lived intangibles and $18.5 million for definite lived intangibles. These expenses were related to the publishing segment.

NOTE 5 — Goodwill and other intangible assets

Goodwill, indefinite lived intangible assets, and definite lived intangible assets consist of the following:

In thousands
	Gross	Accumulated Amortization	Net
December 31, 2017
Goodwill	$737,716	$—	$737,716
Indefinite lived intangibles:
Mastheads and trade names	46,156	—	46,156
Definite lived intangible assets:
Developed technology	68,853	(26,139)	42,714
Customer relationships	89,616	(47,945)	41,671
Other	13,591	(4,478)	9,113
Total	$955,932	$(78,562)	$877,370
December 25, 2016
Goodwill	$698,288	$—	$698,288
Indefinite lived intangibles:
Mastheads and trade names	47,410	—	47,410
Definite lived intangible assets:
Developed technology	54,000	(6,621)	47,379
Customer relationships	89,785	(41,495)	48,290
Other	12,800	(1,235)	11,565
Total	$902,283	$(49,351)	$852,932

Intangible amortization expense was $30.6 million in 2017, $14.9 million in 2016 and $11.6 million in 2015. The increase is due to the full year amortization of the intangibles acquired as a result of our 2016 acquisitions as well as the intangibles acquired as a result of our 2017 acquisitions. The weighted average remaining amortization periods for customer relationships, acquired technology, and other amortizable intangibles are approximately 7.0, 3.1 and 2.8 years, respectively.

The projected annual amortization expense related to amortizable intangibles as of December 31, 2017 is as follows:

In thousands
2018	$30,688
2019	$24,173
2020	$11,083
2021	$7,562
2022	$6,295

The balances and changes in the carrying amount of goodwill by segment are as follows:

In thousands
	Publishing	ReachLocal	Consolidated
Balance at December 27, 2015:
Goodwill	$7,297,752	$—	$7,297,752
Accumulated impairment losses	(6,722,067)	—	(6,722,067)
Net balance at December 27, 2015	$575,685	$—	$575,685
Activity during the year:
Acquisitions & adjustments	36,532	119,481	156,013
Foreign currency exchange rate changes	(33,410)	—	(33,410)
Total	$3,122	$119,481	$122,603
Balance at December 25, 2016:
Goodwill	6,925,236	119,481	7,044,717
Accumulated impairment losses	(6,346,429)	—	(6,346,429)
Net balance at December 25, 2016	$578,807	$119,481	$698,288
Activity during the year:
Acquisitions & adjustments	3,238	19,451	22,689
Foreign currency exchange rate changes	15,421	1,318	16,739
Total	$18,659	$20,769	$39,428
Balance at December 31, 2017:
Goodwill	7,116,038	140,250	7,256,288
Accumulated impairment losses	(6,518,572)	—	(6,518,572)
Net balance at December 31, 2017	$597,466	$140,250	$737,716

In fiscal years 2017, 2016 and 2015, we performed quantitative step one analyses of each of our reporting units as part of the annual goodwill impairment evaluation and determined that the fair values were in excess of the individual reporting units' carrying values, and, accordingly, step two analyses were not required and no goodwill impairment was recorded.

NOTE 6 — Investments

We have a number of investments accounted for under the equity method. Principal among these are the following:

% Owned at December 31, 2017
TNI Partners	50.00%
Albuquerque Publishing Company (a)	40.00%
NextGen Solutions, LLC	25.00%
Spirited Media, Inc.	23.48%
Digg, Inc.	15.00%
Ponderay Newsprint Company	13.50%

(a)	Per the terms of our contract, the ownership percentage fluctuates marginally from month to month. Closing balance is in a liability position.

The aggregate carrying value of investments recorded under the equity method was $3.1 million at December 31, 2017 and $7.5 million at December 25, 2016. Certain differences exist between our investment carrying value and the underlying equity of the investee companies principally due to the fair value measurement at the date of investment acquisition and due to impairment charges we recorded for certain investments. Furthermore, there are certain equity investments with negative carrying values that are presented as liabilities within the Consolidated Balance Sheets.

We also have other investments recorded at cost. The aggregate carrying value of these investments, net of impairment, was $7.9 million at December 31, 2017 and $6.7 million at December 25, 2016.

The carrying values of certain investments in which we own a noncontrolling interest were written down to fair value because the business underlying the investments experienced sustained operating losses, leading us to conclude the investments were impaired. These impairments, which were recorded in the Other non-operating items, net line item of the Consolidated and combined statements of income, totaled $0.4 million, $3.0 million, and $5.3 million in 2017, 2016, and 2015, respectively.

NOTE 7 — Revolving credit facility

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

Customary fees related to the credit facility, including commitment fees on the undrawn commitments of between 0.30% and 0.40% per annum, are payable quarterly in arrears, and are based on our total leverage ratio. Borrowings under the credit facility are guaranteed by our wholly-owned material domestic subsidiaries. All obligations of Gannett and each subsidiary guarantor under the credit facility are or will be secured by first priority security interests in our equipment, inventory, accounts receivable, fixtures, general intangibles and other personal property, mortgages on certain material real property, and pledges of the capital stock of each subsidiary guarantor.

Under the credit facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with these financial covenants as of December 31, 2017.

The credit facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of December 31, 2017.

As of December 31, 2017, we had $355.0 million in outstanding borrowings under the credit facility and $15.0 million of letters of credit outstanding, leaving $130.0 million of availability.

NOTE 8 — Retirement plans

Defined benefit retirement plans: We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. The disclosure tables below include the assets and obligations of the Gannett Retirement Plan (GRP), the Newsquest and Romanes Pension Schemes in the U.K. (U.K. Pension Plans), the Newspaper Guild of Detroit Pension Plan, the 2015 SERP, and a supplemental non-qualified retirement plan we assumed pursuant to our acquisition of JMG (JMG Plan). We use a December 31 measurement date convention for all retirement plans.

Pursuant to our adoption of new guidance surrounding the presentation of net periodic benefit costs as discussed in NOTE 2 — Summary of significant accounting policies, net periodic benefit costs other than service costs are now included in the Other non-operating items, net line item in the Consolidated and combined statements of income.

Our pension costs, which include costs for our qualified and non-qualified plans, are presented in the following table:

In thousands
	2017	2016	2015
Operating expenses:
Service cost—benefits earned during the period	$2,300	$3,066	$7,993
Non-operating expenses:
Interest cost on benefit obligation	111,272	125,903	131,149
Expected return on plan assets	(169,700)	(183,697)	(196,774)
Amortization of prior service costs	6,670	6,677	6,893
Amortization of actuarial loss	72,656	61,740	56,722
Total non-operating expenses (benefit)	20,898	10,623	(2,010)
Pension cost for our plans and our allocated portions of former parent-sponsored retirement plans	23,198	13,689	5,983
Participant data corrections	—	(145)	—
Settlement charge	—	(49)	1,254
Total expense for retirement plans	$23,198	$13,495	$7,237

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status, along with the related amounts that are recognized in the Consolidated Balance Sheets.

In thousands
	December 31, 2017	December 25, 2016
Change in benefit obligations
Benefit obligations at beginning of year	$3,161,581	$3,184,795
Service cost	2,300	3,066
Interest cost	111,272	125,903
Plan amendments and participant contributions	—	504
Actuarial (gain) loss	(24,356)	266,925
Foreign currency translation	89,915	(187,624)
Gross benefits paid	(203,279)	(211,882)
Acquisitions	—	4,736
Transfers out	—	(1,242)
Settlements	(254)	—
Participant data corrections	—	(23,600)
Benefit obligations at end of year	$3,137,179	$3,161,581
Change in plan assets
Fair value of plan assets at beginning of year	$2,411,007	$2,558,627
Actual return on plan assets	365,597	117,162
Employer and participant contributions	53,990	88,344
Gross benefits paid	(203,279)	(211,882)
Transfers out	—	(1,242)
Settlements	(254)	—
Foreign currency translation	72,776	(140,002)
Fair value of plan assets at end of year	$2,699,837	$2,411,007
Funded status at end of year	$437,342	$750,574
Amounts recognized in Consolidated Balance Sheets
Noncurrent assets	$2,103	$919
Accrued benefit cost—current	$(17,569)	$(12,230)
Accrued benefit cost—noncurrent	$(421,876)	$(739,263)

The funded status (on a projected benefit obligation basis) of our plans at December 31, 2017, is as follows:

In thousands
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$1,764,525	$1,974,458	$(209,933)
SERP (a)	—	112,763	(112,763)
U.K. Pension Plans	835,283	937,578	(102,295)
Newspaper Guild of Detroit Plan	100,029	108,866	(8,837)
JMG Plan (a)	—	3,514	(3,514)
Total	$2,699,837	$3,137,179	$(437,342)

(a)	The SERP and JMG Plans are unfunded, unsecured liabilities.

The following table presents information for our retirement plans for which accumulated benefits exceed assets:

In thousands
	December 31, 2017	December 25, 2016
Accumulated benefit obligation	$3,132,445	$3,153,811
Fair value of plan assets	$2,699,837	$2,411,007

The following table presents information for our retirement plans for which projected benefit obligations exceed assets:

In thousands
	December 31, 2017	December 25, 2016
Projected benefit obligation	$3,137,179	$3,161,581
Fair value of plan assets	$2,699,837	$2,411,007

The following table summarizes the pre-tax amounts recorded in Accumulated other comprehensive loss that are currently unrecognized as a component of pension expense for our retirement plans as of the dates presented.

In thousands
	December 31, 2017	December 25, 2016
Net actuarial losses	$(1,540,698)	$(1,825,167)
Prior service cost	(22,593)	(29,263)
Amounts in accumulated other comprehensive loss	$(1,563,291)	$(1,854,430)

The actuarial loss amounts expected to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2018 are $61.3 million. The prior service cost amounts expected to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2018 are $1.9 million.

Changes in plan assets and benefit obligations recognized in Other comprehensive income consist of the following:

In thousands
2017
Current year actuarial gain	$(221,526)
Amortization of actuarial loss	(72,656)
Amortization of prior service costs	(6,671)
Foreign currency loss	29,546
Total	$(271,307)

Pension costs: The following assumptions were used to determine net pension costs:

	2017	2016	2015
Discount rate	3.63%	4.24%	4.17%
Expected return on plan assets	7.24%	7.60%	7.63%
Rate of compensation increase	2.95%	2.95%	2.95%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligations:

	December 31, 2017	December 25, 2016
Discount rate	3.34%	3.63%
Rate of compensation increase	2.95%	2.95%

During 2017, we contributed $25.5 million to the GRP, $8.5 million to the SERP and $0.3 million to the JMG Plan. In addition to any other contributions that may be required, we will make additional contributions of $25.0 million during 2018 through 2020 and $15.0 million in 2021 for the GRP. Our expected 2018 contributions for Gannett's SERP and JMG Plan are $16.9 million and $0.3 million, respectively. During 2017, we made contributions of $19.4 million to the U.K. Pension Plans. We also expect to contribute approximately £15.0 million per year to the U.K. Pension Plans from 2018 through 2022.

Plan assets: The target asset allocation of our plans for 2018 and allocations at the end of 2017 and 2016, by asset category, are presented in the table below:

	Target Allocation	Allocation of Plan Assets
	2018	2017	2016
Equity securities	46%	46%	44%
Debt securities	37%	40%	38%
Alternative investments (a)	17%	14%	18%
Total	100%	100%	100%

(a)	Alternative investments include real estate, private equity and hedge funds.

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits; the "prudent man" guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager's portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Our actual investment return on our Gannett Retirement Plan assets was 20.2% for 2017, 0.4% for 2016 and 1.9% for 2015.

Retirement plan assets include approximately 0.6 million shares of our common stock valued at approximately $7.2 million at the end of 2017. The plan received dividends of approximately $0.4 million on these shares in 2017.

Cash flows: We estimate the following benefit payments will be made from retirement plan assets, which reflect expected future service, as appropriate. The amounts below represent the benefit payments for our plans.

In thousands
2018	$219,689
2019	$204,839
2020	$201,739
2021	$199,787
2022	$196,157
2023 - 2027	$951,526

401(k) savings plan

Generally, employees who are scheduled to work at least 1,000 hours during the year are eligible to participate in our principal defined contribution plan, The Gannett Co., Inc. 401(k) Savings Plan (the 401(k) Plan). Employees covered under collective bargaining agreements are eligible to participate in the 401(k) Plan only if participation has been bargained. Employees can elect to save up to 50% of compensation on a pre-tax basis subject to certain limits.

For most participants, the plan's matching formula is 100% of the first 5% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $29.0 million in 2017, $28.8 million in 2016, and $25.8 million in 2015. We settle the 401(k) employee match obligation payable in company stock by buying our stock in the open market and depositing it in the participants' accounts.

In connection with our acquisitions of JMG and ReachLocal, as discussed in Note 3 — Acquisitions, we assumed 401(k) savings plans. The JMG 401(k) savings plan (JMG Plan) continued to cover former JMG employees until the JMG plan was merged with the 401(k) Plan in March 2017. For most participants in this plan, the matching formula was 50% of the first 7% of employee contributions, and the employer match obligation is settled in cash. Additionally, starting in July 2017, ReachLocal employees were able to transfer assets into the 401(k) Plan.

Multi-employer plans that provide pension benefits
We contribute to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements (CBAs) that cover our union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•We play no part in the management of plan investments or any other aspect of plan administration.
•Amounts we contribute to the multi-employer plan may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

Our participation in these plans for the annual period ended December 31, 2017, is outlined in the table below. The "EIN/Plan Number" column provides the Employee Identification Number (EIN) and the three-digit pension plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan's year-end at December 31, 2017 and December 25, 2016. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

We make all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, our contribution represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued at the end of December 31, 2016. At the date we issue our financial statements, Forms 5500 were unavailable for the plan years ending after December 31, 2016.

We incurred no expenses for multi-employer withdrawal liabilities in 2017, $2.0 million in 2016 and $6.1 million in 2015. We released withdrawal liabilities of $7.8 million in 2017 and none for 2016 and 2015. Current liabilities on the Consolidated Balance Sheets include $2.9 million and $3.3 million at December 31, 2017, and December 25, 2016, respectively, and other noncurrent liabilities on the Consolidated Balance Sheets include $33.0 million and $40.2 million at December 31, 2017, and December 25, 2016, respectively, for such withdrawal liabilities.

Multi-employer Pension Plans
	EIN Number/	Zone Status Dec. 31,		FIP/RP Status Pending/Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Dates of CBAs
Pension Plan Name	Plan Number	2017	2016		2017	2016	2015
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$431	$478	$411	No	4/10/2019
GCIU—Employer Retirement Benefit Plan (a)	91-6024903/001	Red	Red	Implemented	30	30	43	Yes	4/30/2019
IAM National Pension Plan (a)	51-6031295/002	Green	Green	NA	241	278	352	NA	4/30/2019
Teamsters Pension Trust Fund of Philadelphia and Vicinity (a)	23-1511735/001	Yellow	Yellow	Implemented	1,347	1,473	1,452	NA	(b)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (a)	36-6052390/001	Green as of Jan. 31, 2017	Green as of Jan. 31, 2016	NA	82	86	99	NA	4/30/2019
Total					$2,131	$2,345	$2,357

(a)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

(b)	In February 2018, an interim agreement was executed to maintain the terms and contributions of the plan past the expiration date of 12/21/2017. This agreement is subject to additional negotiation.
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

Postretirement benefit cost for health care and life insurance included the following components:

In thousands
	2017	2016	2015
Operating expenses:
Service cost – benefits earned during the period	$151	$202	$301
Non-operating expenses:
Interest cost on net benefit obligation	3,605	4,038	4,019
Amortization of prior service credit	(3,648)	(4,794)	(9,615)
Amortization of actuarial (gain) loss	103	415	1,426
Participant data corrections	—	(350)	—
Total non-operating cost (benefit)	60	(691)	(4,170)
Net periodic postretirement expense (benefit)	$211	$(489)	$(3,869)

The table below provides a reconciliation of benefit obligations and funded status of our postretirement benefit plans:

In thousands
	December 31, 2017	December 25, 2016
Change in benefit obligations
Net benefit obligations at beginning of year	$99,661	$97,508
Service cost	151	202
Interest cost	3,605	4,038
Plan participants' contributions	1,014	1,239
Plan amendments	—	502
Actuarial (gain) loss	(2,210)	1,193
Gross benefits paid	(9,855)	(10,505)
Acquisitions	—	8,255
Participant data corrections	—	(2,771)
Net benefit obligations at end of year	$92,366	$99,661
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	8,841	9,266
Plan participants' contributions	1,014	1,239
Gross benefits paid	(9,855)	(10,505)
Fair value of plan assets at end of year	$—	$—
Benefit obligation at end of year	$92,366	$99,661
Amounts recognized in Consolidated Balance Sheets
Accrued benefit cost—current	$(9,022)	$(9,527)
Accrued benefit cost—noncurrent	$(83,344)	$(90,134)

The following table summarizes the pre-tax amounts recorded in Accumulated other comprehensive loss that are currently unrecognized as a component of net periodic postretirement benefit credit as of the dates presented:

In thousands
	December 31, 2017	December 25, 2016
Net actuarial losses	$(3,233)	$(4,472)
Prior service credit	19,063	22,711
Amounts in accumulated other comprehensive loss	$15,830	$18,239

The actuarial loss and prior service credit estimated to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2018 are $0.4 million and $3.5 million, respectively.

Changes in plan assets and benefit obligations recognized in Other comprehensive loss consist of the following:

In thousands
2017
Current year actuarial gain	$(1,561)
Amortization of actuarial loss	(103)
Amortization of prior service credit	3,648
Total	$1,984

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2017	2016	2015
Discount rate	4.01%	4.27%	4.11%
Health care cost trend rate assumed for next year	5.80%	5.70%	6.18%
Ultimate trend rate	5.00%	4.77%	5.00%
Year that ultimate trend rate is reached	2022	2019	2018

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	December 31, 2017	December 25, 2016
Discount rate	3.60%	4.01%
Health care cost trend rate assumed for next year	5.80%	5.70%
Ultimate trend rate	5.00%	4.77%
Year that ultimate trend rate is reached	2022	2019

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would result in a change of approximately $0.3 million in the 2017 postretirement benefit obligation and no measurable change in the aggregate service and interest components of the 2017 expense.

Cash flows: We expect to make the following benefit payments, which reflect expected future service. The amounts below represent the benefit payments for our plans.

In thousands	Benefit Payments
2018	$9,022
2019	$8,209
2020	$7,605
2021	$7,129
2022	$6,788
2023 - 2027	$29,009

The amounts above exclude the participants' share of the benefit cost. Our policy is to fund benefits as claims, stipends and premiums are paid. We expect no subsidy benefits for 2018 and beyond.

NOTE 10 — Income taxes

The provision (benefit) for income taxes consists of the following:

In thousands
2017	Current	Deferred	Total
Federal	$2,210	$28,775	$30,985
State and other	(787)	(4,652)	(5,439)
Foreign	920	7,388	8,308
Total	$2,343	$31,511	$33,854

In thousands
2016	Current	Deferred	Total
Federal	$(7,094)	$8,278	$1,184
State and other	(528)	262	(266)
Foreign	5,606	7,194	12,800
Total	$(2,016)	$15,734	$13,718

In thousands
2015	Current	Deferred	Total
Federal	$(5,383)	$36,489	$31,106
State and other	(560)	4,046	3,486
Foreign	6,447	6,845	13,292
Total	$504	$47,380	$47,884

The components of net income before income taxes consist of the following:

In thousands
	2017	2016	2015
Domestic	$4,006	$19,349	$128,316
Foreign	36,735	47,079	65,659
Total	$40,741	$66,428	$193,975

In December 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act contains significant changes to corporate taxation, including reducing the corporate tax rate from 35% to 21%. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recorded $42.8 million as additional income tax expense in the fourth quarter of 2017 to reduce the value of our deferred tax assets as a result of the reduction in the federal income tax rate.

As of December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, where possible, as described herein, we made a reasonable estimate of the effects on our existing deferred tax balances and related items and other tax liabilities. We remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. The provisional amount recorded related to the remeasurement of our deferred tax assets and liabilities of $42.8 million. The Tax Act also establishes a partial territorial system and one-time transition tax on historical foreign earnings. We have made a reasonable estimate that we do not have historical foreign earnings that are subject to the transition tax. These estimates are as of the enactment date of the Tax Act and our existing analysis of the numerous complex tax law changes in the Tax Act. As we finalize our analysis of the tax law changes in the Tax Act, including the impact on our current year tax return filing positions, throughout 2018, we will update our provisional amounts for this remeasurement.

During the third quarter of 2017, we made an election to treat one of our ReachLocal international subsidiaries as a disregarded entity for U.S. federal income tax purposes, which resulted in a worthless stock and bad debt deduction. As a result of this election, we incurred a tax loss that resulted in a $20.1 million tax benefit, net of reserve for uncertain tax positions. An additional state tax benefit of $0.9 million for this item was recorded in the fourth quarter. We expect our domestic operations to generate sufficient taxable income to fully utilize the tax benefit of the loss. This tax loss may be subject to audit and future adjustment by the IRS, which could result in a reversal of none, part, or all of the income tax benefit or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock and bad debt deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

For 2017 and 2016, net income generated in foreign jurisdictions was 90% and 71%, respectively, where the income tax rate is lower than in the U.S., whereas 34% of our 2015 net income was generated in foreign jurisdictions. The lower domestic net income is attributable to higher expenses domestically for corporate expenses related to restructuring charges, asset impairments, and public company costs as compared with foreign jurisdictions. The recent changes in the mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic net income have had the effect of decreasing our tax expense.

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax	(0.7)	(3.8)	2.4
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(17.5)	(10.7)	(6.3)
Impact of rate change in U.S. and foreign tax jurisdictions	105.3	1.6	1.9
Valuation allowance	20.0	3.5	—
Net of additional reserves and lapse of statutes of limitations	29.1	3.3	(1.1)
Impact of accounting method change	—	—	(3.4)
Domestic manufacturing deduction	—	—	(1.4)
Meals and entertainment	5.1	2.7	—
Stock-based compensation (a)	(3.9)	(12.3)	—
Worthless stock and bad debt deduction	(90.0)	—	—
Transaction costs	—	3.4	—
Other, net	0.9	(2.0)	(2.4)
Effective tax rate	83.3%	20.7%	24.7%

(a)
We adopted new accounting guidance related to employee stock-based compensation in the fourth quarter of 2016. The adoption reduced our 2016 full year combined income tax provision for federal, state, and foreign by $8.9 million and the tax rate by approximately 13.5%.

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amount of such adjustments for 2017 was $42.2 million compared to 2016 adjustments of $1.1 million and 2015 adjustments of $3.8 million. The adjustments for 2017 are related to the statutory rate reduction in the United States, and the adjustments in 2016 and 2015 were due to rate reductions in U.K. statutory tax rates.

Our deferred tax assets were further reduced for the establishment of valuation allowances related to two of our publishing properties of $7.7 million and state net operating losses of $3.4 million, which was recorded as additional income tax expense in 2017.

Deferred tax liabilities and assets were composed of the following at the end of 2017 and 2016:

In thousands
	December 31, 2017	December 25, 2016
Liabilities
Accelerated depreciation	$(69,048)	$(152,551)
Total deferred tax liabilities	(69,048)	(152,551)
Assets
Accrued compensation costs	25,596	29,670
Pension and postretirement benefits	144,837	302,565
Basis difference and amortization of intangibles	57,012	95,653
Federal tax benefits of uncertain state tax positions	2,026	7,015
Partnership investments including impairments	9,171	21,670
Loss carryforwards	68,914	55,335
Other	33,539	53,789
Total deferred tax assets	341,095	565,697
Valuation allowance	(170,764)	(194,914)
Total net deferred tax assets	$101,283	$218,232

Noncurrent deferred tax assets (net of deferred tax liabilities of $1,209 and $0 at December 31, 2017 and December 25, 2016, respectively)	$101,283	$218,232

As of December 31, 2017, we had approximately $52.5 million of U.S. federal net operating loss carryforwards, $6.6 million of other business tax credits, $4.1 million of foreign tax credits, $7.2 million of state credits, $266.9 million of apportioned state net operating loss carryforwards, $255.0 million of foreign net operating loss carryforwards, and $33.1 million of foreign capital loss carryforwards. The U.S. federal net operating losses, the foreign tax credits, the state tax credits, and the state net operating loss carryovers expire in various amounts beginning in 2018 through 2037. The countries where we have foreign net operating loss carryovers allow for these losses to be carried forward indefinitely except for Canada, Japan, and the Netherlands. Net operating loss carryovers in Canada, Japan, and the Netherlands expire in various amounts beginning in 2020 through 2037. Our foreign capital losses can be carried forward indefinitely.

Included in total deferred tax assets are valuation allowances of approximately $170.8 million in 2017 and $194.9 million in 2016, primarily related to unamortizable intangible assets, foreign tax credits, state net operating losses, state credits, and foreign losses available for carry forward to future years. We recorded valuation allowances of $7.7 million related to unamortizable intangible assets for two of our publishing properties and $3.4 million related to state net operating losses during 2017. The decrease in the valuation allowance from 2016 to 2017 is primarily related to the tax rate change. The valuation allowance is based on an analysis of future sources of taxable income and other sources of positive and negative evidence and whether it is more likely than not that the identified deferred tax assets will not be realized before their expiration. The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended December 31, 2017:

In thousands
Balance at Beginning of Period	Additions/(Reductions) Charged to Expenses	Additions/(Reductions) for Acquisitions/Dispositions	Other (Deductions from)/Additions to Reserves	Foreign Currency Translation	Balance at End of Period
$194,914	$11,131	$71	$(40,979)	$5,627	$170,764

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

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands
	December 31, 2017	December 25, 2016	December 27, 2015
Change in unrecognized tax benefits
Balance at beginning of year	$23,890	$17,032	$10,919
Additions based on tax positions related to the current year	15,850	125	2,021
Additions for tax positions of prior years	136	9,416	6,713
Reductions for tax positions of prior years	—	(792)	—
Settlements	(4,727)	—	—
Reductions due to lapse of statutes of limitations	(2,165)	(1,891)	(2,621)
Balance at end of year	$32,984	$23,890	$17,032

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $30.1 million as of December 31, 2017, $17.3 million as of December 25, 2016, and $11.3 million as of December 27, 2015. Additions to current year positions of $14.6 million and prior year positions of $4.3 million are recorded as reductions to deferred tax assets as unrecognized tax benefits. Remaining amounts are recorded as an income tax liability and include the federal tax benefit of state tax deductions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized income from interest and the release of penalty reserves of $5.3 million in 2017, $0.6 million in each of 2016 and 2015. The amount of accrued interest and payables related to unrecognized tax benefits was $0.9 million as of December 31, 2017, $3.8 million as of December 25, 2016, and $3.4 million as of December 27, 2015.

We file income tax returns in the United States, various states, and certain foreign jurisdictions. The tax years 2013 through 2016 generally remain subject to examination by the Internal Revenue Services and other foreign tax authorities. Tax years prior to 2013 remain subject to examination by certain states due to ongoing audits.

It is reasonably possible the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $3.3 million within the next 12 months primarily due to lapses of statutes of limitations and settlement of ongoing audits in various jurisdictions.

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

NOTE 11 — Supplemental equity information

Earnings per share

Our earnings per share (basic and diluted) for each fiscal year is presented below:

In thousands, except per share amounts	2017	2016	2015
Net income	$6,887	$52,710	$146,091
Weighted average number of common shares outstanding (basic)	113,047	116,018	115,165
Effect of dilutive securities
Restricted stock units (RSUs)	1,515	1,475	728
Performance shares (PSUs)	928	881	582
Stock options	120	251	220
Weighted average number of common shares outstanding (diluted)	115,610	118,625	116,695
Earnings (loss) per share (basic)	$0.06	$0.45	$1.27
Earnings (loss) per share (diluted)	$0.06	$0.44	$1.25

The diluted earnings per share amounts exclude the effects of approximately 0.7 million, 0.4 million, and 0.1 million shares outstanding for 2017, 2016 and 2015, respectively, as their inclusion would be antidilutive.

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

During 2017, we repurchased two million shares at a cost of $17.4 million. As of December 31, 2017, approximately 5.8 million shares have been repurchased under this program at a total cost of $50.0 million.

Equity-based awards

We established the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan (the Plan) for the purpose of granting equity-based and cash-based awards to Gannett employees and directors. The Plan permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units (RSUs), performance shares, performance share units (PSUs), and cash-based awards. Awards may be granted to our employees and members of the Board of Directors. The Executive Compensation Committee of the Board of Directors administers the plan and initially reserved 11.0 million shares of our common stock for issuance. In 2017, our shareholders approved a new total reserve of shares available for issuance of 18.0 million. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited. We currently issue stock-based compensation to employees in the form of PSUs and RSUs. We currently issue stock-based compensation to members of our Board of Directors in the form of RSUs. Award grants to our employees are generally made on January 1, and grants to members of our Board of Directors are generally made in connection with the date of our annual meetings or commencement of service for a new member.

PSU awards generally have a three-year vesting period with the number of shares earned (0% to 200% of the target award) determined based upon how our total shareholder return (TSR) compares to the TSR of a peer group of media companies during the three-year period. PSUs generally vest on a pro rata basis if an employee terminates before the end of the performance period due to death, disability, or retirement. Non-vested PSUs are generally forfeited upon termination for any other reason. The fair value and compensation expense of each PSU is determined on the date of grant by using a Monte Carlo valuation model. Each PSU is equal to and paid in one share of our common stock but carries no voting or dividend rights.

RSU awards generally have a four-year incentive period and grant one share of common stock for each RSU granted. Subject to special vesting rules that apply to terminations due to death, disability, or retirement, RSUs issued prior to 2014 vest at the end of the incentive period. For awards granted after 2014, RSUs generally vest 25% per year over the four-year incentive period. For all RSU grants, expense is recognized on a straight-line basis over the incentive period based on the grant date fair value.

Compensation expense for PSU and RSU awards is recognized net of forfeitures. When estimating forfeitures, voluntary termination behavior as well as analysis of actual forfeitures is considered. Forfeitures are estimated throughout the period and adjusted to actuals at the end of the year.

Members of our Board of Directors receive grants of RSUs as well as cash compensation. Director RSUs generally vest in quarterly installments over one year. Expense is recognized on a straight-line basis over the vesting period based on the grant date fair value.

The Executive Compensation Committee may grant other types of awards that are valued in whole or in part by reference to or that are otherwise based on the fair market value of our common stock or other criteria which they establish such as the achievement of performance goals. The maximum aggregate grant of PSU and RSU awards that may be awarded to any participant in any fiscal year cannot exceed 500,000 shares of common stock, and the maximum aggregate amount of cash-based awards that may be awarded to any participant in any fiscal year cannot exceed $10 million.

Determining fair value of PSUs

Valuation and amortization method – We determine the fair value of PSUs using the Monte Carlo valuation model. This model projects probable future stock prices for us and our peer group companies subject to certain price caps at the conclusion of the three-year incentive period. Key inputs into the Monte Carlo valuation model include expected term, expected volatility, expected dividend yield, and the risk-free rate. Each assumption is discussed below.

Expected term – The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term for PSU awards is based on the incentive period of three years.

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

The following assumptions were used to estimate the fair value of PSU awards that were granted:

	2017	2016	2015
Expected term	3 yrs.	3 yrs.	3 yrs.
Expected volatility	39.90%	42.20%	32.00%
Risk-free interest rate	1.47%	1.31%	1.10%
Expected dividend yield	6.59%	3.93%	2.51%

Determining fair value of RSUs

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

The following table shows the stock-based compensation related amounts recognized in the Consolidated and combined statements of income for equity awards:

In thousands
	2017	2016	2015
Restricted stock and RSUs	$13,135	$12,889	$12,235
Performance shares	7,206	7,687	9,478
Stock options	—	—	29
Total stock-based compensation	$20,341	$20,576	$21,742

Restricted stock and RSUs

As of December 31, 2017, there was $19.5 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized on a straight-line basis over a weighted average period of 2.4 years. As of December 25, 2016, there was $23.4 million of unrecognized compensation cost related to non-vested restricted stock and RSUs with a weighted average period remaining of 2.4 years. As of December 27, 2015, there was $20.2 million of unrecognized compensation cost related to non-vested restricted stock and RSUs with a weighted average remaining period of 2.4 years.

A summary of restricted stock and RSU awards is presented below:

	Shares	Weighted Average Fair Value
Outstanding and unvested at June 29, 2015	2,885,994	$10.86
Granted	203,061	11.31
Settled	(136,658)	10.35
Canceled	(174,190)	10.98
Outstanding and unvested at December 27, 2015	2,778,207	$10.91
Granted	1,483,127	13.36
Settled	(1,066,056)	10.06
Canceled	(376,442)	11.81
Outstanding and unvested at December 25, 2016	2,818,836	$12.40
Granted	2,251,936	8.04
Settled	(2,373,277)	11.36
Canceled	(433,482)	10.37
Outstanding and unvested at December 31, 2017	2,264,013	$9.55

PSUs

As of December 31, 2017, there was $3.7 million of unrecognized compensation cost related to non-vested PSUs. This amount will be adjusted for future changes in estimated forfeitures and recognized over a weighted average period of 1.7 years. As of December 25, 2016, there was $4.9 million of unrecognized compensation cost related to non-vested PSUs with a weighted average period remaining of 1.7 years. As of December 27, 2015, there was $4.6 million of unrecognized compensation cost related to non-vested PSUs with a weighted average period remaining of 1.7 years.

A summary of the PSU awards is presented below:

	Target Number of Shares	Weighted Average Fair Value
Outstanding and unvested at June 29, 2015	926,138	$15.48
Vested	(31,158)	15.51
Canceled	(101,306)	15.21
Outstanding and unvested at December 27, 2015	793,674	$15.52
Granted	373,658	19.30
Vested	(265,110)	13.83
Canceled	(128,075)	16.34
Outstanding and unvested at December 25, 2016	774,147	$17.82
Granted	1,012,030	10.86
Vested	(209,838)	17.67
Canceled	(426,048)	14.58
Outstanding and unvested at December 31, 2017	1,150,291	$12.92

Stock Options: As of December 31, 2017, December 25, 2016, and December 27, 2015, all stock options were fully vested. Options were exercised with an intrinsic value of approximately $0.6 million, $0.9 million, and $4.7 million in 2017, 2016, and 2015, respectively.

A summary of our stock option awards is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at June 29, 2015	1,078,289	$6.80	2.5	$7,901,831
Exercised	(662,304)	7.53
Canceled	(4,102)	12.61
Outstanding and exercisable at December 27, 2015	411,883	$5.58	2.6	$4,378,900
Exercised	(102,842)	5.46
Canceled	(18,774)	9.40
Outstanding and exercisable at December 25, 2016	290,267	$5.37	1.9	$1,304,798
Exercised	(140,699)	5.18
Canceled	(170)	5.52
Outstanding and exercisable at December 31, 2017	149,398	$5.56	1.2	$901,207

Accumulated other comprehensive loss

The elements of our Accumulated other comprehensive loss consisted of pension, retiree medical and life insurance liabilities and foreign currency translation. The following tables summarize the components of, and changes in, Accumulated other comprehensive loss, net of tax:

In thousands
2017	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,183,196)	$300,284	$(882,912)
Other comprehensive income before reclassifications	133,623	43,990	177,613
Amounts reclassified from accumulated other comprehensive loss	48,782	—	48,782
Balance at end of year	$(1,000,791)	$344,274	$(656,517)

In thousands
2016	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,058,234)	$384,810	$(673,424)
Other comprehensive loss before reclassifications	(166,253)	(84,526)	(250,779)
Amounts reclassified from accumulated other comprehensive loss	41,291	—	41,291
Balance at end of year	$(1,183,196)	$300,284	$(882,912)

In thousands
2015	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,082,312)	$404,200	$(678,112)
Other comprehensive loss before reclassifications	(12,010)	(19,390)	(31,400)
Amounts reclassified from accumulated other comprehensive loss	36,088	—	36,088
Balance at end of year	$(1,058,234)	$384,810	$(673,424)

Accumulated other comprehensive loss components are included in the computation of net periodic postretirement costs (see Note 8 — Retirement plans and Note 9 — Postretirement benefits other than pension for more detail). Reclassifications out of Accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands
	2017	2016
Amortization of prior service credit	$3,023	$1,883
Amortization of actuarial loss	72,759	62,155
Total reclassifications, before tax	75,782	64,038
Income tax effect	(27,000)	(22,747)
Total reclassifications, net of tax	$48,782	$41,291

NOTE 12 — Commitments, contingencies and other matters

Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The settlements are reflected in our financial statements as of December 31, 2017, and were not material to our results of operations, financial position, or cash flows.

Environmental contingency: In March 2011, the Advertiser Company (Advertiser), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2015, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

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

Leases: Future minimum lease commitments for non-cancellable operating leases (primarily real-estate) are as follows:

In thousands
2018	$58,459
2019	52,190
2020	45,501
2021	41,845
2022	37,477
Later years	193,315
Total	$428,787

Expected future sublease income on these lease commitments is expected to be approximately $8.6 million. Total rent expense was $54.2 million in 2017, $48.7 million in 2016, and $39.7 million in 2015.

Purchase obligations: We have future expected purchase obligations of $833.4 million related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. Amounts which we are liable for under purchase orders outstanding at December 31, 2017, are reflected in the Consolidated balance sheets as Accounts payable and accrued liabilities and are excluded from the amount referred to above.

Self-insurance: We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage (subject to a cap above which third party insurance is in place). The liabilities are established on an actuarial basis with the advice of consulting actuaries and totaled $66.4 million as of December 31, 2017 and $71.5 million as of December 25, 2016.

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

As of December 31, 2017 and December 25, 2016, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy. The revolving credit facility is recorded at carrying value in the Consolidated balance sheets and is classified as Level 3. The carrying value in the revolving credit facility approximates fair value.

The amounts presented in the table below are intended to permit reconciliation to the amounts presented in the Consolidated balance sheets.

The following tables set forth, by level within the fair value hierarchy, the December 31 measurement date fair values of our pension plans assets relating to the GRP, the U.K. Pension Plans, and the Newspaper Guild of Detroit Pension Plan:

Pension Plan Assets/Liabilities
In thousands
Fair value measurement as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$22,496	$2,953	$—	$25,449
Corporate stock - Gannett Co., Inc.	652,066	—	—	652,066
Corporate stock - other	—	—	—	—
Real estate	—	—	112,374	112,374
Interest in common/collective trusts:
Equities	—	306,967	—	306,967
Fixed income	—	301,181	—	301,181
Interest in registered investment companies	108,416	—	—	108,416
Partnership/joint venture interests	—	—	75,907	75,907
Hedge funds	—	—	132,554	132,554
Derivative contracts	—	—	23	23
Total assets at fair value excluding those measured at net asset value	$782,978	$611,101	$320,858	$1,714,937
Instruments measured at net asset value using the practical expedient:
Real estate funds				12,583
Interest in common/collective trusts:
Equities				258,867
Fixed income				634,060
Interest in registered investment companies				38,747
Partnership/joint venture interests				42,810
Hedge funds				339
Total assets at fair value				$2,702,343
Liabilities:
Derivative liabilities	$—	$(498)	$(2,008)	$(2,506)
Total liabilities at fair value	$—	$(498)	$(2,008)	$(2,506)

In thousands
Fair value measurement as of December 25, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$42,439	$4,499	$—	$46,938
Corporate stock - Gannett Co., Inc.	6,031	—	—	6,031
Corporate stock - other	577,120	—	—	577,120
Real estate	—	—	83,522	83,522
Interest in common/collective trusts:
Equities(b)	—	235,384	—	235,384
Fixed income	—	253,959	—	253,959
Interest in registered investment companies	102,412	—	—	102,412
Partnership/joint venture interests	—	—	75,967	75,967
Hedge funds	—	—	173,937	173,937
Derivative contracts	—	2	33	35
Total assets at fair value excluding those measured at net asset value	$728,002	$493,844	$333,459	$1,555,305
Instruments measured at net asset value using the practical expedient:
Real estate funds				15,730
Interest in common/collective trusts:
Equities				204,822
Fixed income				515,313
Interest in registered investment companies				32,066
Partnership/joint venture interests				4,821
Hedge funds				85,456
Total assets at fair value				$2,413,513
Liabilities:
Derivative liabilities	$—	$(498)	$(2,008)	$(2,506)
Total liabilities at fair value	$—	$(498)	$(2,008)	$(2,506)

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

•
Investments in partnerships and joint venture interests classified in Level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. There are $9.3 million in unfunded commitments related to partnership/joint venture interests. One of the Plan's investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager.

•
Investments in hedge funds consist of investments that were formed to invest in mortgage and trading opportunities and are valued at the net asset value as reported by the fund managers. Additionally, there is an investment that consists of a fund of hedge funds whose strategy is to produce a return uncorrelated with market movements. This fund is classified as a Level 3 because its valuation is derived from unobservable inputs and a proprietary assessment of the underlying investments. Shares in the hedge funds are generally redeemable twice a year or on the last business day of each quarter with at least 60 days written notice subject to a potential 5% holdback.

•
Derivatives primarily consist of forward and swap contracts. Forward contracts are valued at the spot rate, plus or minus forward points between the valuation date and maturity date. Swaps are valued at the mid-evaluation price using discounted cash flow models. Items in Level 3 are valued based on the market values of other securities for which they represent a synthetic combination.

We review appraised values, audited financial statements and additional information to evaluate fair value estimates from our investment managers or fund administrator. The following tables set forth a summary of changes in the fair value of our pension plan assets and liabilities that are categorized as Level 3:

Level 3 Pension Plan Assets/Liabilities
In thousands
For the year ended December 31, 2017
		Actual Return on Plan Assets
	Balance at Beginning of Year	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Transfers In and/or Out of Level 3 (a)	Balance at End of Year
Assets:
Real estate	$83,522	$12,735	$—	$16,117	$—	$—	$—	$112,374
Partnership/joint venture interests	75,967	9,763	—	14,152	(1,740)	(22,235)	—	75,907
Hedge funds	173,937	8,617	—	—	—	(50,000)	—	132,554
Derivative contracts	33	(10)	—	—	—	—	—	23
Total	$333,459	$31,105	$—	$30,269	$(1,740)	$(72,235)	$—	$320,858
Liabilities:
Derivative liabilities	$(2,008)	$—	$—	$—	$—	$—	$—	$(2,008)

(a)	Our policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

In thousands
For the year ended December 25, 2016
		Actual Return on Plan Assets
	Balance at Beginning of Year	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Transfer from parent	Transfers In and/or Out of Level 3(a)	Balance at End of Year
Assets:
Real estate	$103,746	$(19,027)	$—	$1,697	$(2,894)	$—	$—	$—	$83,522
Partnership/joint venture interests	99,449	(9,075)	—	4,257	—	(18,664)	—	—	75,967
Hedge funds	168,209	5,728	—	—	—	—	—	—	173,937
Derivative contracts	40	(7)	—	—	—	—	—	—	33
Total	$371,444	$(22,381)	$—	$5,954	$(2,894)	$(18,664)	$—	$—	$333,459
Liabilities:
Derivative liabilities	$(2,008)	$—	$—	$—	$—	$—	$—	$—	$(2,008)

(a)	Our policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

There were no transfers between Levels 1 and 2 for the year ended December 31, 2017 and $2.5 million of such transfers for the year ended December 25, 2016.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Our assets that are measured on a nonrecurring basis are assets held for sale (Level 3), which are evaluated by using executed purchase agreements, letters of intent or third party valuation analyses when certain circumstances arise.

The following table summarize the non-financial assets measured at fair value on nonrecurring basis in the accompanying Consolidated Balance Sheet:

Non-Financial Assets
In thousands
	Level 1	Level 2	Level 3	Total
Fair value measurement as of December 31, 2017
Asset held for sale	$—	$—	$18,916	$18,916
Fair value measurement as of December 25, 2016
Asset held for sale	$—	$—	$4,522	$4,522

NOTE 14 — Segment reporting

We define our reportable segments based on the way the chief operating decision maker (CODM), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

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

The CODM uses adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses and may be different than similarly-titled non-GAAP financial measures used by other companies. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) restructuring costs, (6) acquisition-related expenses (including integration expenses), (7) asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses, multi-employer pension withdrawals and gains or losses on certain investments), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following table presents our segment information:

In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
2017
Advertising - external sales	$1,472,325	$319,345	$(52)	$—	$1,791,618
Advertising - intersegment sales	25,948	—	—	(25,948)	—
Circulation	1,120,739	—	—	—	1,120,739
Other - external sales	189,853	39,383	4,887	—	234,123
Other - intersegment sales	3,378	—	—	(3,378)	—
Total revenues	$2,812,243	$358,728	$4,835	$(29,326)	$3,146,480

Adjusted EBITDA	$432,420	$16,553	$(89,040)	$—	$359,933

2016
Advertising	$1,603,515	$100,280	$—	$—	$1,703,795
Circulation	1,133,676	—	—	—	1,133,676
Other	195,904	9,864	4,235	—	210,003
Total revenues	$2,933,095	$110,144	$4,235	$—	$3,047,474

Adjusted EBITDA	$444,108	$(5,852)	$(78,361)	$—	$359,895

2015
Advertising	$1,611,445	$—	$—	$—	$1,611,445
Circulation	1,060,118	—	—	—	1,060,118
Other	209,655	—	3,794	—	213,449
Total revenues	$2,881,218	$—	$3,794	$—	$2,885,012

Adjusted EBITDA	$468,999	$—	$(82,410)	$—	$386,589

We changed certain corporate allocations at the beginning of fiscal year 2017 and retrospectively applied that change.

The following table presents our reconciliation of adjusted EBITDA to net income:

In thousands	2017	2016	2015
Net income (GAAP basis)	$6,887	$52,710	$146,091
Provision for income taxes	33,854	13,718	47,884
Interest expense	17,142	12,791	4,562
Other non-operating items, net	9,688	10,151	(34,032)
Operating income (GAAP basis)	67,571	89,370	164,505
Depreciation and amortization	191,885	132,964	107,552
Asset impairment charges	46,796	55,940	29,130
Restructuring costs	44,284	45,757	77,414
Acquisition-related items	5,202	32,683	—
Other items	4,195	3,181	7,988
Adjusted EBITDA (non-GAAP basis)	$359,933	$359,895	$386,589

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

NOTE 15 — Relationship with our former parent

Relationship with our former parent subsequent to the spin-off
Transition services agreement: In connection with the spin-off, we entered into a transition services agreement with our former parent, pursuant to which we and our former parent would provide certain specified services on a transitional basis, including various information technology, financial, and administrative services. Subsequent to separation, we provided certain IT, payroll and other services to our former parent in the amount of $0.9 million in 2017, $7.1 million in 2016 and $5.9 million in 2015. Our former parent provided certain services to us in the amount of $0.4 million in 2017, $5.7 million in 2016 and $3.7 million in 2015. The transition services agreement terminated during 2017.

Relationship with our former parent prior to the spin-off

Allocation of costs from our former parent: Through the date of the spin-off, our former parent and its affiliates performed certain corporate activities on behalf of the company. Costs of these services that were allocated or charged to us were based on actual costs incurred. No such expenses were incurred in 2016 and 2017. During the year ended December 27, 2015, we incurred $33.0 million of expenses related to charges for services performed by our former parent and these expenses were recorded within Selling, general and administrative expenses in our Consolidated and combined statements of income as incurred.

Centralized cash management: Prior to the spin-off, our former parent utilized a centralized approach to cash management and the financing of its operations, providing funds to its entities as needed. These transactions were recorded in Former parent's investment, net, when advanced and were reflected in the Combined statement of cash flows. Cash and cash equivalents prior to the spin-off represent cash held by us.

Equity: Prior to the spin-off, the Consolidated and combined statements of equity includes the accumulated balance of transactions between us and our former parent, our paid-in-capital and our former parent's interest in our cumulative retained earnings, which are presented within Former parent's investment, net, and combined with Accumulated other comprehensive loss as the two components of equity.

NOTE 16 — Quarterly statements of income (unaudited)

Selected unaudited financial data for each quarter of the last two fiscal years is presented as follows:

In thousands, except per share amounts
Fiscal year ended December 31, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$773,457	$774,507	$744,274	$854,242	$3,146,480
Operating income	$1,033	$10,504	$11,778	$44,256	$67,571
Net income (loss)*	$(2,079)	$(487)	$23,044	$(13,591)	$6,887
Per share computations
Net income per share—basic	$(0.02)	$(0.00)	$0.20	$(0.12)	$0.06
Net income per share—diluted	$(0.02)	$(0.00)	$0.20	$(0.12)	$0.06
Dividends per share	$0.16	$0.16	$0.16	$0.16	$0.64
Weighted average number of shares outstanding
Basic	113,495	113,652	113,253	111,787	113,047
Diluted	113,495	113,652	115,774	111,787	115,610
*Net loss for the first quarter of 2017 includes restructuring costs of $12.6 million and accelerated depreciation of $9.8 million. Net loss for the second quarter of 2017 includes asset impairment charges of $14.7 million, restructuring costs of $9.8 million, and accelerated depreciation of $13.8 million. Net income for the third quarter of 2017 includes restructuring costs of $5.8 million and accelerated depreciation of $14.0 million. Net loss for the fourth quarter of 2017 includes asset impairment charges of $26.8 million, restructuring costs of $16.1 million, and accelerated depreciation of $6.4 million.

In addition to the items above, net income for the third quarter of 2017 includes a net tax benefit of $20.1 million related to a worthless stock and bad debt deduction for one of our ReachLocal international subsidiaries. Net loss for the fourth quarter of 2017 includes tax expense of $42.8 million resulting from the revaluation of deferred tax assets and liabilities in connection with the Tax Cuts and Jobs Act, tax expense of $7.7 million related to the revaluation of a deferred tax asset associated with a deferred intercompany transaction, and an incremental tax benefit of $0.9 million related to the worthless stock and bad debt deduction.

In thousands, except per share amounts
Fiscal year ended December 25, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$659,368	$748,791	$772,321	$866,994	$3,047,474
Operating income (loss)	$50,203	$25,989	$(25,838)	$39,016	$89,370
Net income (loss)**	$39,596	$12,481	$(23,961)	$24,594	$52,710
Per share computations
Net income per share—basic	$0.34	$0.11	$(0.21)	$0.21	$0.45
Net income per share—diluted	$0.33	$0.10	$(0.21)	$0.21	$0.44
Dividends per share	$0.16	$0.16	$0.16	$0.16	$0.64
Weighted average number of shares outstanding
Basic	116,311	116,516	116,556	114,688	116,018
Diluted	119,059	119,377	116,556	117,053	118,625
**Net income for the second quarter of 2016 includes acquisition related charges of $12.8 million and restructuring costs of $18.2 million. Net loss for the third quarter of 2016 includes asset impairment charges of $27.2 million, acquisition related costs of $14.4 million, and restructuring costs of $6.6 million. Net income for the fourth quarter of 2016 includes asset impairment charges of $25.0 million and restructuring costs of $16.7 million.

NOTE 17 — Subsequent events

On February 5, 2018 we closed on the sale of one of two parcels of property in downtown Nashville, generating net proceeds of approximately $38.0 million. In conjunction with the sale, we entered into a 15-month rent-free leaseback agreement for the sold property.

During January and February 2018, we repaid $50.0 million on our revolving credit facility.

On February 28, 2018, the Board of Directors declared a dividend of $0.16 per share, payable on March 26, 2018, to shareholders of record as of the close of business March 12, 2018.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gannett Co., Inc.

Opinion on Internal Control over Financial Reporting

We have audited Gannett Co., Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gannett Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gannett Co., Inc. as of December 31, 2017 and December 25, 2016, the related consolidated and combined statements of income, comprehensive income (loss), equity and cash flows for each of the three fiscal years in the period ended December 31, 2017, and the related notes, and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 28, 2018

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information captioned "The Nominees," "Audit Committee," and "Nominating and Public Responsibility Committee" under the heading "PROPOSAL 1 –ELECTION OF DIRECTORS" and the information under the headings "ETHICS POLICY" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our 2018 proxy statement is incorporated herein by reference.

The following sets forth information regarding our executive officers as of the date of this Form 10-K.

Robert J. Dickey
President and Chief Executive Officer (June 2015-present). Formerly, prior to the separation: President, U.S. Community Publishing (February 2008-2015); Senior Group President, Gannett's Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008). Age 60.

Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer (June 2015-present). Formerly: Senior Vice President, Chief Financial Officer and Treasurer of A. H. Belo Corporation (2008-2014). Age 47.

David Harmon
Chief People Officer (July 2015-present). Formerly: Deputy Director and Chief Human Capital Officer of Federal Reserve Board (2012-2015); and Executive Vice President, Human Resources of AOL Inc. (2007-2011). Age 50.

Jamshid Khazenie
Chief Technology Officer (July 2015-present). Formerly, prior to the separation: Vice President, Digital Technology and Operations (2014-2015); Vice President, Digital Media Technologies of Turner Broadcasting Systems (2011-2014). Age 55.

Sharon Rowlands
President, USA TODAY NETWORK Marketing Solutions (November 2017-present) and Chief Executive Officer of ReachLocal (April 2014-present). Formerly: Chief Executive Officer of Altegrity (2011-2014); Chief Executive Officer of Penton Media (2008-2011); Chief Executive Officer and President of Thomson Financial (2005-2008). Age 59.

Maribel Perez Wadsworth
President, USA TODAY NETWORK (November 2017-present). Formerly: Senior Vice President and Chief Transformation Officer (January 2017-November 2017) and Senior Vice President and Chief Strategy Officer (June 2015-December 2016). Formerly, prior to the separation: Vice President, Strategic Initiatives, U.S. Community Publishing (2014-2015); Vice President, Audience Development and Engagement, U.S. Community Publishing (2012-2014). Age 45.

Henry Faure Walker
Chief Executive Officer of Newsquest Media Group (April 2014-present). Formerly: Digital Director of Johnston Press plc (2010-2014); General Manager of Scotsman Publications Ltd. (2006-2010). Age 45.

Barbara Wall
Senior Vice President and Chief Legal Officer (June 2015-present). Formerly, prior to the separation: Vice President, Senior Associate General Counsel and Chief Ethics Officer (2009-2015). Age 63.

Andy Yost
Chief Marketing Officer (June 2015-present). Formerly, prior to the separation: Senior Vice President, Consumer Marketing (2014-2015); Senior Vice President, Marketing and Customer Relationship Management of Viacom Media Networks (2010-2014). Age 52.

John Zidich
President of Domestic Publishing (June 2015-present). Formerly, prior to the separation: Chief Executive of Republic Media and Publisher of The Arizona Republic (2010-2015); President and Publisher of Reno (Nev.) Gazette-Journal (2000-2001). Age 63.

ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION," "OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RELATED TRANSACTIONS" in our 2018 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned "EQUITY COMPENSATION PLAN INFORMATION" and "SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS" in our 2018 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information captioned "Director Independence" under the heading "PROPOSAL 1 – ELECTION OF DIRECTORS" and the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RELATED TRANSACTIONS" in our 2018 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the heading "PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in our 2018 proxy statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 50.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated and combined financial statements or related notes.
(3)Exhibits.

Exhibit Number	Exhibit	Location

2-1	Separation and Distribution Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated herein by reference to Exhibit 2-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.
3-1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated herein by reference to Exhibit 3-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2016.
3-2	Amended and Restated Bylaws of the Company, effective December 31, 2017.	Incorporated herein by reference to Exhibit 3-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on December 14, 2017.
10-1	Transition Services Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-2	Tax Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-3	Employee Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company.*	Incorporated herein by reference to Exhibit 10-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.

10-4
Master Transaction Agreement, dated as of July 30, 2014, by and among The E. W. Scripps Company, Scripps Media, Inc., Desk Spinco, Inc., Scripps NP Operating, LLC (f/k/a Desk NP Operating, LLC), Desk NP Merger Co., Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc., Boat NP Merger Co., and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)
Incorporated by reference to Annex A to the Registration Statement on Form S-4, SEC File No. 333-200388, filed by The E.W. Scripps Company on November 20, 2014.
10-5	Scripps Tax Matters Agreement, dated July 30, 2014, by and among The E. W. Scripps Company, Desk Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	Incorporated by reference to Exhibit 10-2 to the Current Report on Form 8-K filed by Journal Communications, Inc. on July 31, 2014.
10-6	Journal Tax Matters Agreement, dated July 30, 2014, by and among Desk BC Merger, LLC, Journal Communications, Inc., Boat Spinco, Inc. and Journal Media Group, Inc. (f/k/a Boat NP Newco, Inc.)	Incorporated by reference to Exhibit 10-3 to the Current Report on Form 8-K filed by Journal Communications, Inc. on July 31, 2014.
10-7
Credit Agreement among the Company, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Bank, N.A. and U.S. Bank, National Association, as Co-Syndication Agents, dated as of June 29, 2015.
Incorporated by reference to Exhibit 10-4 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-8	Security Agreement, made by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015.	Incorporated by reference to Exhibit 10-5 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-9	Trademark Security Agreement, dated as of June 29, 2015, by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10-6 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-10	Guarantee Agreement made by the Subsidiary Guarantors listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015.	Incorporated by reference to Exhibit 10-7 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-11	Form of Mortgage.	Incorporated by reference to Exhibit 10-24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
10-12	Form of Deed of Trust.	Incorporated by reference to Exhibit 10-25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
10-13	Schedule of Mortgages or Deeds of Trust Granted by Gannett Subsidiaries.	Incorporated by reference to Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2016.
10-14	First Amendment to the Credit Agreement.	Incorporated by reference to Exhibit 10-27 to the Company's Annual Report on Form 10-K, filed by the company with the SEC on February 25, 2016.
10-15	2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10-8 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-16	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 6, 2017.
10-17	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-9 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-18	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 2, 2016.
10-19	Amendment No. 2 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 6, 2017.
10-20	2015 Supplemental Retirement Plan.*	Incorporated by reference to Exhibit 10-10 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-21	Supplemental Executive Medical Plan.*	Incorporated by reference to Exhibit 10-11 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-22	Gannett Co., Inc. Supplemental Executive Medical Plan.*	Incorporated by reference to Exhibit 10-12 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.

10-23	Amendment No. 1 to Supplemental Executive Medical Plan for Retired Executives.*	Incorporated by reference to Exhibit 10-20 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-24	2015 Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-13 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-25	2015 Key Executive Life Insurance Plan Participation Agreement.*	Incorporated by reference to Exhibit 10-14 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-26	2015 Omnibus Incentive Compensation Plan.*	Incorporated herein by reference to Exhibit 4-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.
10-27	Amendment No. 1 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on May 11, 2017.
10-28	Letter Agreement with Robert J. Dickey.*	Incorporated by reference to Exhibit 10-15 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-29	Letter Agreement with Alison K. Engel.*	Incorporated by reference to Exhibit 10-16 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-30	Letter Agreement between Gannett Co., Inc. and Sharon T. Rowlands.*	Incorporated by reference to Exhibit 10-29 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-31	Amendment No. 1 to Letter Agreement between Gannett Co., Inc. and Sharon T. Rowlands.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on November 13, 2017.
10-32	Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated March 31, 2014.*	Incorporated by reference to Exhibit 10-1 of the Current Report on Form 8-K filed by ReachLocal, Inc. with the SEC on April 2, 2014.
10-33	Amendment to Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated November 1, 2015.*	Incorporated by reference to Exhibit 10-1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed by ReachLocal, Inc. with the SEC on November 9, 2015.
10-34	Amendment to Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, effective August 9, 2016.*	Incorporated by reference to Exhibit 10-32 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-35	Employment Contract between Newsquest Media Group Limited and Henry Faure Walker.*	Incorporated by reference to Exhibit 10-36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
10-36	Termination Benefits Agreement with Lawrence S. Kramer.*	Incorporated by reference to Exhibit 10-19 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-37	Agreement and Release with Lawrence S. Kramer.*	Incorporated by reference to Exhibit 10-20 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-38	Form of Director RSU Award Agreement.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.
10-39	Form of Executive Officer Restricted Stock Unit Award Agreement (2015).*	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.
10-40	Form of Executive Officer Restricted Stock Unit Award Agreement (2016).*	Incorporated by reference to Exhibit 10-3 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-41	Form of Executive Officer Restricted Stock Unit Award Agreement (2018).*	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2017.
10-42	Form of Executive Officer Performance Share Unit Award Agreement (2016).*	Incorporated by reference to Exhibit 10-4 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.

10-43	Form of Executive Officer Performance Share Unit Award Agreement (2018).*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2017.
10-44	Form of Executive Officer Cash Performance Unit Award Agreement (2018).*	Attached Incorporated by reference to Exhibit 10-3 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2017.
10-45	Form of Retention RSU Award Agreement with Sharon T. Rowlands.*	Incorporated by reference to Exhibit 10-42 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-46	Form of Retention Cash Award Agreement with Sharon T. Rowlands.*	Incorporated by reference to Exhibit 10-43 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-47	2015 Change in Control Severance Plan, as amended.	Incorporated by reference to Exhibit 10-3 to the Company's Quarterly Report on Form 10-Q filed by the Company with the SEC on August 3, 2017.
10-48	Executive Severance Plan, as amended	Incorporated by reference to Exhibit 10-4 to the Company's Quarterly Report on Form 10-Q filed by the Company with the SEC on August 3, 2017.
10-49	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-50	Gannett Co., Inc. Clawback Policy, effective December 9, 2015.	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-51	Letter Agreement with Joanne Lipman.*	Incorporated by reference to Exhibit 10-28 to the Company's Annual Report on Form 10-k, filed by the Company with the SEC on February 22, 2017
10-52	Form of TSR Award Agreement for U.K. Employees.*	Incorporated by reference to Exhibit 10-41 to the Company's Annual Report on Form 10-k, filed by the Company with the SEC on February 22, 2017
10-53	Summary of Non-Employee Director Compensation.*	Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on March 24, 2017
21-1	List of subsidiaries.	Attached.
23	Consent of Independent Registered Public Accounting Firm.	Attached.
31-1	Rule 13a-14(a) Certification of CEO.	Attached.
31-2	Rule 13a-14(a) Certification of CFO.	Attached.
32-1	Section 1350 Certification of CEO.	Attached.
32-2	Section 1350 Certification of CFO.	Attached.
101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2017 and December 25, 2016; (ii) Consolidated and Combined Statements of Income for the 2017, 2016 and 2015 fiscal years; (iii) Consolidated and Combined Statements of Comprehensive Income (Loss) for the 2017, 2016 and 2015 fiscal years; (iv) Consolidated and Combined Cash Flow Statements for the 2017, 2016 and 2015 fiscal years; (v) Consolidated and Combined Statements of Equity for the 2017, 2016 and 2015 fiscal years; and (vi) the Notes to Consolidated and Combined Financial Statements.
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

Dated: February 28, 2018	GANNETT CO., INC. (Registrant)

	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief
Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 28, 2018	/s/ Robert J. Dickey
Robert J. Dickey
President and Chief Executive
Officer (principal executive officer)
Dated: February 28, 2018	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief
Financial Officer and Treasurer (principal financial officer)
Dated: February 28, 2018	/s/ Lori C. Locke
Lori C. Locke
Vice President and Controller
(principal accounting officer)

Dated: February 28, 2018	/s/ Matthew W. Barzun
Matthew W. Barzun, Director
Dated: February 28, 2018	/s/ John E. Cody
John E. Cody, Director
Dated: February 28, 2018	/s/ Stephen W. Coll
Stephen W. Coll, Director
Dated: February 28, 2018	/s/ Robert J. Dickey
Robert J. Dickey, Director
Dated: February 28, 2018	/s/ Donald E. Felsinger
Donald E. Felsinger, Director
Dated: February 28, 2018	/s/ Lila Ibrahim
Lila Ibrahim, Director
Dated: February 28, 2018	/s/ Lawrence S. Kramer
Lawrence S. Kramer, Director
Dated: February 28, 2018	/s/ John Jeffry Louis
John Jeffry Louis
Director, Chairman
Dated: February 28, 2018	/s/ Tony A. Prophet
Tony A. Prophet, Director
Dated: February 28, 2018	/s/ Debra A. Sandler
Debra A. Sandler, Director
Dated: February 28, 2018	/s/ Chloe R. Sladden
Chloe R. Sladden, Director