Form 10-Q
period 2018-03-31
Gannett Co., Inc.
filed 2018-05-08
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 4, 2018, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 112,930,038.

INDEX TO GANNETT CO., INC.
Q1 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$145,859	$120,589
Accounts receivable, net of allowance for doubtful accounts of $11,388 and $11,588	317,295	352,546
Other current assets	126,298	116,713
Total current assets	589,452	589,848
Property, plant and equipment, at cost net of accumulated depreciation of $1,440,816 and $1,429,515	907,217	933,334
Goodwill	744,090	737,716
Intangible assets, net	132,365	139,654
Deferred income taxes	96,889	102,492
Investments and other assets	62,366	66,933
Total assets	$2,532,379	$2,569,977

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$371,680	$387,406
Deferred revenue	134,633	122,791
Total current liabilities	506,313	510,197
Postretirement medical and life insurance liabilities	80,930	83,344
Pension liabilities	396,854	421,876
Long-term portion of revolving credit facility	305,000	355,000
Other noncurrent liabilities	224,830	182,165
Total liabilities	1,513,927	1,552,582
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 118,614,333 shares issued at March 31, 2018 and 117,547,116 shares issued at December 31, 2017	1,186	1,175
Treasury stock at cost, 5,750,000 shares at March 31, 2018 and December 31, 2017	(50,046)	(50,046)
Additional paid-in capital	1,786,424	1,786,941
Accumulated deficit	(82,470)	(64,158)
Accumulated other comprehensive loss	(636,642)	(656,517)
Total equity	1,018,452	1,017,395
Total liabilities and equity	$2,532,379	$2,569,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended
	March 31, 2018	March 26, 2017

Operating revenues:
Advertising	$399,525	$435,515
Circulation	266,586	283,286
Other	56,840	54,656
Total operating revenues	722,951	773,457

Operating expenses:
Cost of sales and operating expenses	456,984	499,718
Selling, general and administrative expenses	212,999	209,560
Depreciation and amortization	40,252	46,817
Restructuring costs	9,299	12,551
Asset impairment charges	3,756	3,778
Total operating expenses	723,290	772,424
Operating income (loss)	(339)	1,033

Non-operating expenses:
Interest expense	(4,478)	(4,255)
Other non-operating items, net	4,311	(3,887)
Total non-operating expenses	(167)	(8,142)

Loss before income taxes	(506)	(7,109)
Benefit for income taxes	(129)	(5,030)
Net loss	$(377)	$(2,079)

Loss per share – basic	$(0.00)	$(0.02)
Loss per share – diluted	$(0.00)	$(0.02)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended
	March 31, 2018	March 26, 2017

Net loss	$(377)	$(2,079)
Other comprehensive income, before tax:
Foreign currency translation adjustments	19,374	5,828
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(404)	752
Amortization of actuarial loss	15,476	17,745
Other	(13,417)	(6,648)
Pension and other postretirement benefit items	1,655	11,849
Other comprehensive income, before tax	21,029	17,677
Income tax effect related to components of other comprehensive income	(1,154)	(5,336)
Other comprehensive income, net of tax	19,875	12,341
Comprehensive income	$19,498	$10,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended
	March 31, 2018	March 26, 2017

Operating activities:
Net loss	$(377)	$(2,079)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	40,252	46,817
Facility consolidation and asset impairment charges	6,490	4,479
Pension and other postretirement expenses, net of contributions	(16,372)	(3,645)
Stock-based compensation	4,652	5,125
Change in other assets and liabilities, net	30,508	(19,306)
Net cash provided by operating activities	65,153	31,391
Investing activities:
Capital expenditures	(13,548)	(15,040)
Payments for investments	(2,000)	(4,499)
Proceeds from sale of certain assets	3,596	228
Changes in other investing activities	3,929	119
Net cash used for investing activities	(8,023)	(19,192)
Financing activities:
Dividends paid	(18,057)	(18,177)
Payments for employee taxes withheld from stock awards	(2,697)	(3,528)
Proceeds from borrowings under revolving credit agreement	—	10,000
Repayments of borrowings under revolving credit agreement	(50,000)	(25,000)
Proceeds from sale and leaseback transaction	37,719	—
Changes in other financing activities	(8)	123
Net cash used for financing activities	(33,043)	(36,582)
Effect of currency exchange rate change on cash	1,157	(122)
Increase (decrease) in cash and cash equivalents and restricted cash	25,244	(24,505)
Balance of cash, cash equivalents, and restricted cash at beginning of period	144,032	138,212
Balance of cash, cash equivalents, and restricted cash at end of period	$169,276	$113,707

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$687	$(1,560)
Cash paid for interest	$3,132	$5,820
Non-cash investing and financing activities:
Accrued capital expenditures	$2,864	$2,008
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with more than 180 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform.

Basis of presentation: Our condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) applicable to interim periods. All intercompany accounts have been eliminated in consolidation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Fiscal year: Beginning in 2018, our fiscal year coincides with the Gregorian calendar. Historically, our fiscal year was a 52-53 week fiscal year that ended on the last Sunday of the calendar year and quarterly periods consisted of 13 or 14 weeks ending on the last Sunday of the calendar quarter. The impact of the calendar change did not have a material impact on our financial statements and, as a result, prior year amounts have not been restated.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of financial statements include accounting for income taxes, pension and other post-employment benefits, allowances for doubtful accounts, stock-based compensation, depreciation and amortization, business combinations, litigation matters, contingencies and the valuation of long-lived and intangible assets.

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first quarter of 2018:

Revenue from Contracts with Customers: We adopted Financial Accounting Standards Board (FASB) guidance which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance is centered around the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new revenue recognition standard using the modified retrospective approach; however, we did not record any one-time adjustments to beginning retained earnings as a result of adopting the new guidance. Refer to Note 2 — Revenues for further details regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with our customers.

Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash: We adopted FASB guidance requiring entities to disclose, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as "restricted cash" or "restricted cash equivalents." As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. The guidance was adopted retrospectively and the impact was not material to our consolidated financial results.

Restricted cash primarily consists of cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance plans. The restrictions will lapse when benefits are paid to plan participants and their beneficiaries as specified in the plans. The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

in thousands	March 31, 2018	December 31, 2017	March 26, 2017
Cash and cash equivalents	$145,859	$120,589	$89,482
Restricted cash included in other current assets	3,189	2,942	4,351
Restricted cash included in investments and other assets	20,228	20,501	19,874
Total cash, cash equivalents, and restricted cash	$169,276	$144,032	$113,707

Financial Assets and Financial Liabilities: We adopted FASB guidance revising the classification and measurement of investments in equity securities and the presentation of certain fair value changes in financial liabilities measured at fair value. The impact of adopting this guidance was not material to our consolidated financial results.

Business Combinations—Definition of a Business: We adopted FASB guidance which amends the definition of a business. This new guidance now requires an entity to evaluate if substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The impact of adopting this guidance was not material to our consolidated financial results.

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

NOTE 2 — Revenues

In January 2018, we adopted the new revenue recognition accounting pronouncement, Accounting Standard Codification (ASC) 606 - Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting under ASC 605 - Revenue recognition. We did not record any one-time adjustments to beginning retained earnings as a result of adopting the new guidance.

The following table presents our revenues disaggregated by source:

in thousands	Three months ended
	March 31, 2018	March 26, 2017 (1)
Print advertising	$225,513	$270,470
Digital advertising	174,012	165,045
Total advertising	399,525	435,515
Circulation	266,586	283,286
Other	56,840	54,656
Total revenues	$722,951	$773,457
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Additionally, approximately 14% of our revenues are generated from international locations.

Recognition principles: Our revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Additionally, sales and usage-based taxes are excluded from revenues.

Advertising revenues: Our advertising revenues include amounts charged to advertisers for space purchased in our newspapers, digital ads placed on our digital platforms, other advertising products and services such as preprints and direct mail, and the provision and sale of online marketing services and products through our ReachLocal subsidiary. Print advertising is recognized in the period when advertising is printed. Digital advertising is recognized when placed on digital platforms either by cost per impression or cost per day. Other advertising product and service revenues are recognized when advertisements or services are delivered.

For online marketing products provided by our ReachLocal subsidiary, we enter into agreements for products in which our clients typically pay in advance and on a monthly basis. These prepayments include all charges for the included technology and any media services, management, third-party content, and other costs and fees. Revenue is then recognized as we purchase media on behalf of the customer and perform other marketing-related services.

For our advertising revenues, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) by performing analyses regarding whether we control the provision of specified goods or services before they are transferred to our customers. We report advertising revenues gross when we control advertising inventory before it is transferred to the customer. Our control is evidenced by us being primarily responsible or sharing responsibility for the fulfillment of services and maintaining control over transaction pricing.

Certain customers may receive credits, which are accounted for as a separate performance obligation. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We recognize the revenue when the performance obligation is satisfied.

Circulation revenues: Our circulation revenues include revenues for newspapers (both print and digital) purchased by readers or distributors. Single copy circulation revenues are recognized on a daily basis as purchased newspapers are distributed, net of provisions for related returns. Circulation revenue from digital and home delivery subscriptions are recognized over the subscription period as the performance obligations are delivered.

Other revenues: Our other revenues consist primarily of amounts received from commercial printing and distribution arrangements, web presence and software-as-a-service solutions sold by our ReachLocal subsidiary, and revenues from other miscellaneous products and services. Commercial printing and distribution revenues are recognized when the product is delivered to the customer. Web presence and software-as-a-service solutions are recognized when the products or services are delivered to the customer.

Arrangements with multiple performance obligations: We have various advertising and circulation agreements which have both print and digital performance obligations. Revenue from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus a margin that is appropriate for that good or service.

Deferred revenue: Amounts received from customers in advance of revenue recognition are deferred as liabilities. The following table presents changes in the deferred revenue balance for the three months ended March 31, 2018 by type of revenue:

in thousands	Three months ended March 31, 2018
	Advertising and Other	Circulation	Total
Beginning balance	$33,986	$88,805	$122,791
Cash receipts	78,790	213,275	292,065
Revenue recognized	(76,508)	(203,715)	(280,223)
Ending balance	$36,268	$98,365	$134,633

The Company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods can last between one and twelve months. The remaining deferred revenue balance relates to advertising and other revenue. The $11.8 million increase in deferred revenue as compared to the year ended December 31, 2017 is the result of an increase in subscription fees billed due to increased average monthly revenue per paying subscriber.

Practical expedients and exemptions: We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within cost of sales. Additionally, we do not disclose the value of unsatisfied performance obligations because the vast majority of our contracts have original expected lengths of one year or less and our payment terms are generally short-term in nature unless a customer is in bankruptcy.

NOTE 3 — Acquisitions

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

Other: During 2018 and 2017, we completed other immaterial acquisitions.

NOTE 4 — Restructuring activities and asset impairment charges

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations. Facility consolidation and other cost savings plans led us to recognize severance-related expenses, facility consolidation, accelerated depreciation, and asset impairment charges. As part of our plans, we are selling certain assets which we have classified as held-for-sale and for which we have reduced the carrying values to equal the fair values less costs to dispose.

Severance-related expenses: We recorded severance-related expenses of $6.6 million and $11.9 million for the three months ended March 31, 2018 and March 26, 2017, respectively. Of the expenses incurred for the three months ended March 31, 2018, $5.6 million related to the publishing segment, $0.6 million related to the ReachLocal segment, and $0.4 million related to corporate and other. Of the expenses incurred for the three months ended March 26, 2017, $10.4 million related to the publishing segment and $1.5 million related to corporate and other.

The activity and balance of the severance-related liabilities are as follows:

In thousands	Severance Activities
Balance at Dec. 31, 2017	$10,562
Expense	6,565
Payments	(7,052)
Balance at Mar. 31, 2018	$10,075

Facility consolidation charges and accelerated depreciation: We recorded facility consolidation charges of $2.7 million and $0.7 million for the three months ended March 31, 2018 and March 26, 2017, respectively. In addition, we incurred accelerated depreciation of $5.2 million and $9.8 million for the three months ended March 31, 2018 and March 26, 2017, respectively, which is included in depreciation expense. These expenses were related to the publishing segment.

Asset impairment charges: We recorded charges for asset impairments of $3.8 million for each of the three months ended March 31, 2018 and March 26, 2017, which consisted entirely of impairment charges for property, plant, and equipment. These expenses were related to the publishing segment.

Sale of property: In February 2018, we sold property in Nashville, Tennessee and entered into a 15-month rent-free leaseback agreement. The sale generated proceeds of approximately $37.7 million and is accounted for under the financing method. The property, which has a net book value of approximately $12.0 million as of March 31, 2018, remains on the balance sheet and will continue to be depreciated until the lease terminates. We recorded the financing liability within Other noncurrent liabilities in the Condensed consolidated balance sheet. The sale, along with any related gain, will be recognized when the lease terminates.

NOTE 5 — Revolving credit facility

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of March 31, 2018.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of March 31, 2018.

As of March 31, 2018, we had $305.0 million in outstanding borrowings under the Credit Facility and $15.0 million of letters of credit outstanding, leaving $180.0 million of availability remaining. After the quarter ended, we made additional payments on the revolving credit facility to reduce outstanding borrowings. Refer to Note 13 — Subsequent events for additional details.

NOTE 6 — Pensions and other postretirement benefit plans

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

Retirement plan costs include the following components:

In thousands	Three months ended
	March 31, 2018		March 26, 2017
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost - Benefits earned during the period	$602	$55	$820	$52
Non-operating expenses:
Interest cost on benefit obligation	25,421	783	27,779	941
Expected return on plan assets	(44,549)	—	(42,417)	—
Amortization of prior service cost	479	(883)	1,660	(908)
Amortization of actuarial loss	15,381	95	17,620	125
Total non-operating expenses (credit)	(3,268)	(5)	4,642	158
Total expense (benefit) for retirement plans	$(2,666)	$50	$5,462	$210

During the three months ended March 31, 2018, we contributed $10.5 million and $3.3 million to our pension and other post-retirement plans, respectively. We expect to contribute approximately $25.0 million to the GRP in each of the fiscal years 2018 through 2020 and $15.0 million in 2021. We also expect to contribute approximately £15.0 million per year to the U.K. Pension Plans from 2018 through 2022.

NOTE 7 — Income taxes

Our reported effective income tax rate on pre-tax loss was 25.6% for the three months ended March 31, 2018 compared to 69.8% on pre-tax loss for the three months ended March 26, 2017. In the case of pre-tax losses, favorable permanent differences such as excess stock compensation and a favorable audit settlement that resulted in the release of tax reserves have the effect of increasing the tax benefit which, in turn, increases the effective tax rate. The Company had lower favorable permanent differences such as excess stock compensation and lower favorable release of tax reserves for the three months ended March 31, 2018 versus the three months ended March 26, 2017; this, combined with the effects of the lower federal statutory rate, resulted in a lower effective tax rate.

Our quarterly effective rate is calculated in part based on full year forecasted income. During 2017, over 50% of full year forecasted income was earned in foreign jurisdictions where the income tax rate is lower than in the U.S. The lower domestic income for 2017 was attributable to higher domestic expenses, including public company costs, restructuring charges, and asset impairments relative to comparable corporate expenses incurred in foreign jurisdictions. The mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic income had the effect of decreasing our tax expense and our effective rate during 2017. In contrast, we are forecasting higher U.S. income relative to our foreign jurisdictions during 2018.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses (generated after 2017) to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether offshore earnings are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that will offset the benefits of the rate reduction such as repeal of the domestic production deduction and disallowance of the deduction of performance based officers’ compensation in excess of $1 million.

In December 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of March 31, 2018, we have not completed our accounting for the tax effects of the enactment of the Tax Act; however, where possible, as described herein, we have made a reasonable estimate of the effects on our existing deferred tax balances and related items and other tax liabilities. In 2017, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. However, this remeasurement is based on estimates as of the enactment date of the Tax Act and our existing analysis of the numerous complex tax law changes in the Tax Act. As we finalize our analysis of these changes, including the impact on our 2017 tax return filing positions throughout the year, we will update our provisional amounts for this remeasurement.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $29.9 million as of March 31, 2018 and $30.1 million as of December 31, 2017. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.1 million as of March 31, 2018 and $0.9 million as of December 31, 2017.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $3.4 million within the next 12 months primarily due to lapses of statutes of limitations and settlements of ongoing audits in various jurisdictions.

NOTE 8 — Supplemental equity information

The following table summarizes equity account activity:

In thousands	Three months ended
	March 31, 2018	March 26, 2017
Balance at beginning of period	$1,017,395	$856,761
Comprehensive income:
Net loss	(377)	(2,079)
Other comprehensive income	19,875	12,341
Total comprehensive income	19,498	10,262
Dividends declared	(17,935)	(18,177)
Stock-based compensation	4,652	5,125
Other activity	(5,158)	(3,434)
Balance at end of period	$1,018,452	$850,537

Changes in our common stock balance consist entirely of new shares issued for the settlement of employee stock awards. Approximately 1.1 million and 0.7 million new shares were issued for the three months ended March 31, 2018 and March 26, 2017, respectively.

The following table summarizes the components of, and the changes in, Accumulated other comprehensive loss (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at December 31, 2017	$(1,000,790)	$344,273	$(656,517)
Other comprehensive income (loss) before reclassifications	(10,868)	19,374	8,506
Amounts reclassified from accumulated other comprehensive loss	11,369	—	11,369
Other comprehensive income	501	19,374	19,875
Balance at March 31, 2018	$(1,000,289)	$363,647	$(636,642)

Balance at December 25, 2016	$(1,183,196)	$300,284	$(882,912)
Other comprehensive income (loss) before reclassifications	(5,385)	5,828	443
Amounts reclassified from accumulated other comprehensive loss	11,898	—	11,898
Other comprehensive income	6,513	5,828	12,341
Balance at March 26, 2017	$(1,176,683)	$306,112	$(870,571)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 6 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended
	March 31, 2018	March 26, 2017
Amortization of prior service credit, net	$(404)	$752
Amortization of actuarial loss	15,476	17,745
Total reclassifications, before tax	15,072	18,497
Income tax effect	(3,703)	(6,599)
Total reclassifications, net of tax	$11,369	$11,898

NOTE 9 — Fair value measurement

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

As of March 31, 2018 and December 31, 2017, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy. The revolving credit facility is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a nonrecurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $20.8 million as of March 31, 2018 and $18.9 million as of December 31, 2017.

NOTE 10 — Commitments, contingencies and other matters

Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The estimated settlements are reflected in our financial statements as of March 31, 2018 and were not material to our results of operations, financial position, or cash flows.

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

NOTE 11 — Loss per share

Basic and diluted weighted average number of shares outstanding were 112,756,000 and 113,495,000 for the three months ended March 31, 2018 and March 26, 2017, respectively. Additionally, outstanding common stock equivalents of 3,095,000 and 1,778,000 were excluded from the computation of diluted loss per share for the three months ended March 31, 2018 and March 26, 2017, respectively, because their effect would have been anti-dilutive due to the net losses in each period.

On February 28, 2018, we declared a dividend of $0.16 per share of common stock, which was paid on March 26, 2018, to shareholders of record as of the close of business on March 12, 2018. Furthermore, on May 8, 2018, we declared a dividend of $0.16 per share of common stock, payable on June 25, 2018, to shareholders of record as of the close of business on June 11, 2018.

NOTE 12 — Segment reporting
We define our reportable segments based on the way the chief operating decision maker (CODM), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

•
Publishing, which consists of our portfolio of local, regional, national, and international newspaper publishers. The results of this segment include local, classified, and national advertising revenues consisting of both print and digital advertising, circulation revenues from the distribution of our publications on our digital platforms, home delivery of our publications, single copy sales, and other revenues from commercial printing and distribution arrangements. The publishing reportable segment is an aggregation of two operating segments: domestic publishing and the U.K.

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

The following table presents our segment information:

In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Three months ended March 31, 2018
Advertising - external sales	$314,223	$85,302	$—	$—	$399,525
Advertising - intersegment sales	12,767	—	—	(12,767)	—
Circulation	266,586	—	—	—	266,586
Other - external sales	43,678	11,186	1,976	—	56,840
Other - intersegment sales	1,406	—	—	(1,406)	—
Total revenues	$638,660	$96,488	$1,976	$(14,173)	$722,951

Adjusted EBITDA	$77,758	$6,209	$(28,899)	$—	$55,068

Three months ended March 26, 2017
Advertising	$365,085	$70,482	$(52)	$—	$435,515
Circulation	283,286	—	—	—	283,286
Other	46,553	7,083	1,020	—	54,656
Total revenues	$694,924	$77,565	$968	$—	$773,457

Adjusted EBITDA	$91,664	$3,146	$(25,129)	$—	$69,681

The following table presents our reconciliation of adjusted EBITDA to net income:

In thousands	Three months ended
	March 31, 2018	March 26, 2017
Net loss (GAAP basis)	$(377)	$(2,079)
Benefit for income taxes	(129)	(5,030)
Interest expense	4,478	4,255
Other non-operating items, net	(4,311)	3,887
Operating income (loss) (GAAP basis)	(339)	1,033
Depreciation and amortization	40,252	46,817
Restructuring costs	9,299	12,551
Asset impairment charges	3,756	3,778
Acquisition-related items	924	1,023
Other items	1,176	4,479
Adjusted EBITDA (non-GAAP basis)	$55,068	$69,681

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

NOTE 13 — Subsequent events

Convertible Debt Offering

On April 9, 2018, we completed an offering of 4.75% convertible senior notes, with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.0 million. These proceeds were used to pay down outstanding borrowings under our revolving credit facility.

Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with the earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described under Cautionary Statement Regarding Forward-Looking Statements and throughout this Quarterly Report, as well as the factors described in our 2017 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors."

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with more than 180 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the company has strong relationships with thousands of marketers in both our U.S. and U.K. markets due to our large local and national sales forces and robust advertising and marketing solutions product suite. The company reports in two operating segments: publishing and ReachLocal.

Certain matters affecting current and future operating results

The following items affect period-over-period comparisons from 2017 and will continue to affect period-over-period comparisons for future results:

Acquisitions

SweetIQ Analytics Corp. (SweetIQ) – In April 2017, we completed the acquisition of SweetIQ, a location and customer engagement software provider, for approximately $31.8 million, net of cash acquired. SweetIQ's customers include businesses with multi-location brands and agencies that target local marketing.

Restructuring and asset impairment costs

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations. Facility consolidation initiatives include the disposition of older, under-utilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of production and distribution operations where possible. These restructuring programs led us to recognize severance charges, asset impairment charges, shutdown costs, and charges associated with reducing the useful lives of certain assets. As part of our plans, we are selling certain assets which we have classified as held-for-sale and for which we have reduced carrying values to equal fair value less costs to dispose.

In conjunction with these programs, we incurred restructuring costs of $9.3 million and $12.6 million in the first quarter of 2018 and 2017, respectively. Included in these restructuring costs are severance costs of $6.6 million and $11.9 million for the first quarter of 2018 and 2017, respectively.

We recorded accelerated depreciation of $5.2 million and $9.8 million in the first quarter of 2018 and 2017, respectively. We recorded asset impairment charges of $3.8 million in each the first quarter of 2018 and 2017.

Foreign currency

Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period. With respect to Newsquest, results for the first quarter of 2018 were translated from the British pound sterling to U.S. dollars at an average rate of 1.39 compared to 1.24 for the comparable period last year. This 12% increase in the exchange rate favorably impacted first quarter of 2018 revenue comparisons by approximately $7.5 million. Impacts stemming from foreign currency translation gains and losses for ReachLocal are immaterial to date.

Outlook for the remainder of 2018

In 2018, we remain focused on executing against our strategic vision of becoming essential for consumers and marketers seeking meaningful community connections across print, digital, and other channels. To further capitalize on this vision, we announced a management organizational realignment at the end of 2017 designed to more clearly align our company with our two core customers: marketing clients and consumers. For our marketing solutions offerings, we are focused on enhancing the way we serve local and national marketers by developing a more comprehensive suite of marketing products and services. While print advertising will remain challenged due to market pressures, we anticipate some of that decline will be offset by growth in digital advertising and marketing service revenues. For our consumers, we are focused on growing our audiences and deepening engagement, in part by expanding our spectrum of content beyond traditional news. We will continue to focus on operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs. We also intend to continue to pursue our strategy of growing our business through opportunistic acquisitions and investments in new technology initiatives.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

In thousands	Year-to-Date
	2018	2017	Change
Operating revenues:
Publishing	$638,660	$694,924	(8%)
ReachLocal	96,488	77,565	24%
Corporate and other	1,976	968	***
Intersegment eliminations	(14,173)	—	***
Total operating revenues	722,951	773,457	(7%)
Operating expenses:
Publishing	$599,495	$651,405	(8%)
ReachLocal	99,414	82,337	21%
Corporate and other	38,554	38,682	0%
Intersegment eliminations	(14,173)	—	***
Total operating expenses	723,290	772,424	(6%)
Operating income (loss)	(339)	1,033	***
Non-operating expense	(167)	(8,142)	(98%)
Loss before income taxes	(506)	(7,109)	(93%)
Benefit for income taxes	(129)	(5,030)	(97%)
Net loss	$(377)	$(2,079)	(82%)

Diluted loss per share	$(0.00)	$(0.02)	***
*** Indicates an absolute value percentage change greater than 100.

Operating revenues:

Our publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications. Our advertising teams sell local, national, and classified advertising across multiple platforms including print, online, mobile, and tablet as well as niche publications. In addition, our publishing segment advertising teams sell digital marketing services which are primarily delivered by teams within our ReachLocal segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distributing our publications on our digital platforms. Other revenues are derived mainly from commercial printing and distribution arrangements.

Our ReachLocal segment generates advertising revenue through multiple services including search and display, search optimization, social media, and website development. Other revenues are attributable to web presence and software-as-a-service solutions.

Total operating revenues were $723.0 million for the first quarter of 2018, a decrease of 7% from the same period in 2017. This decrease was primarily attributable to continued softness in publishing segment advertising revenues of $38.1 million reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $16.7 million due to lower circulation volumes, partially offset by increases from our strategic pricing programs. In addition, these declines in operating revenues were partially offset by the increase in revenues of $18.9 million from ReachLocal, primarily attributable to the migration of our publishing segment customers onto the ReachLocal platform beginning in the second quarter of 2017 and an increase in revenues of $2.2 million from the acquisition of SweetIQ. Overall, operating revenues declined by $14.6 million due to one less Sunday in the first quarter of 2018 compared to the first quarter of 2017. Foreign currency rate fluctuations positively affected publishing revenues by $7.5 million.

Operating expenses:

Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

Total operating expenses were $723.3 million for the first quarter of 2018, a decrease of 6% from the same period in 2017. Publishing segment expenses decreased by $51.9 million, primarily attributable to continued cost efficiency efforts and lower newsprint expenses. These decreases were partially offset by an increase in operating expenses from ReachLocal of $17.1 million, primarily attributable to increases in cost of media as a result of revenue growth due to the migration of our publishing segment customers onto the ReachLocal platform. Corporate expenses remained flat quarter over quarter. Foreign currency rate fluctuations also increased expenses by $6.6 million.

Impacting operating expenses for the first quarter of 2018, and included in the numbers above, were restructuring charges of $9.3 million, accelerated depreciation of $5.2 million, asset impairment charges of $3.8 million, and acquisition costs of $0.9 million. Impacting the first quarter of 2017 were restructuring charges of $12.6 million, accelerated depreciation of $9.8 million, asset impairment charges of $3.8 million, and acquisition costs of $1.0 million.

Publishing segment

A summary of our publishing segment results is presented below:

In thousands	Year-to-Date
	2018	2017	Change
Operating revenues:
Advertising	$326,990	$365,085	(10%)
Circulation	266,586	283,286	(6%)
Other	45,084	46,553	(3%)
Total operating revenues	638,660	694,924	(8%)
Operating expenses:
Cost of sales	412,003	451,673	(9%)
Selling, general, and administrative expenses	149,170	151,408	(1%)
Depreciation and amortization	26,289	33,425	(21%)
Restructuring costs	8,277	11,121	(26%)
Asset impairment charges	3,756	3,778	(1%)
Total operating expenses	599,495	651,405	(8%)
Operating income	$39,165	$43,519	(10%)

Operating revenues:

Advertising revenues were $327.0 million for the first quarter of 2018, a decrease of 10% compared to the same period in 2017, which is primarily attributable to a $45.0 million decline in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry and a $7.7 million decline due to one less Sunday in the first quarter of 2018 compared to the first quarter of 2017. Partially offsetting this decline was an increase in digital advertising revenues of $6.9 million. Foreign currency exchange rates positively affected advertising revenues by $5.0 million.

Print advertising revenues, which consist of local, national, and classified advertising, were $225.5 million for the first quarter of 2018, a decrease of 17% compared to the same period in 2017. Local and national print advertising revenues were $99.6 million and $47.5 million, respectively, for the first quarter of 2018, a decrease of 16% and 21%, respectively, compared to the same period in 2017. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $78.4 million for the first quarter of 2018 decreased 14% compared to the same period in 2017, primarily attributable to declines in automotive, employment, and real estate advertising revenues of $5.4 million, $3.4 million, and $2.3 million, respectively. Overall, print advertising revenues declined by $6.8 million due to one less Sunday in the first quarter of 2018. Foreign currency exchange rates positively affected print advertising revenues by $3.6 million.

Digital advertising revenues were $101.5 million for the first quarter of 2018, an increase of 7% compared to the same period in 2017. Digital media revenues, which consist of revenues from our platforms and display revenue from ads run on third-party sites, were $64.4 million for the first quarter of 2018, an increase of 8% compared to the same period in 2017, primarily due to increased programmatic advertising rates as well as continued growth in audience extension revenues. Digital classified revenues, which primarily consist of revenues associated with our partnerships for employment and automotive as well as the real estate, legal and obituary categories, were $20.0 million for the first quarter of 2018, a decrease of 14% compared to the same period in 2017 due to decreases in digital classified employment and automotive revenues of $2.2 million and $0.9 million, respectively. Digital marketing services revenues, which primarily consist of the suite of ReachLocal products being offered through our local markets as well as e-mail marketing, were $17.1 million for the first quarter of 2018, an increase of 43% compared to the same period in 2017. This increase is attributable to growth in the number of clients and an increase in the average spend per client due to the transition to the ReachLocal technology and product platform. Overall, digital advertising revenues declined by $0.9 million due to one less Sunday in the first quarter of 2018. Foreign currency exchange rates positively affected total digital advertising revenues by $1.4 million.

Circulation revenues were $266.6 million for the first quarter of 2018, a decrease of 6% compared to the same period in 2017. Print circulation revenues were $201.8 million for 2018, a decrease of 11% from the same period in 2017 due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues, which include allocated digital revenue from full access subscriptions and digital only circulation revenues, were $64.8 million for 2018, a 15% increase from the same period in 2017 primarily due to the refinement of the allocation to digital revenue based on frequency of delivery. Overall, circulation revenues declined by $6.0 million due to one less Sunday in the first quarter of 2018. Foreign currency exchange rates positively affected circulation revenues by $2.2 million.

Commercial printing and other revenues of $45.1 million in the first quarter of 2018 decreased 3% compared to the same period in 2017 due to reduced demand consistent with general industry trends. Other revenues accounted for approximately 7% of total revenues for the quarter.

Operating expenses:

Cost of sales were $412.0 million for the first quarter of 2018, a decrease of 9% from the same period in 2017. This decrease is primarily driven by a decrease in newsprint costs of $4.2 million due to lower volume for newsprint, an overall decline in circulation volumes that reduced production and distribution costs, and savings from distribution consolidation efforts. Foreign currency exchange rate fluctuations increased cost of sales by $3.8 million.

Total selling, general, and administrative expenses were $149.2 million for the first quarter of 2018, a decrease of 1% from the same period in 2017, primarily attributable to continued company-wide cost efficiency efforts. Foreign currency exchange rate fluctuations increased selling, general, and administrative expenses by $2.5 million.

Depreciation and amortization expense was $26.3 million for the first quarter of 2018, a 21% decrease from the same period in 2017, primarily attributable to a $4.6 million decrease in our accelerated depreciation associated with our facility consolidation efforts in the first quarter of 2018 compared to the prior year period. Foreign currency exchange rates increased depreciation expense by $0.3 million.

Impacting operating expenses for the first quarter of 2018 and 2017 were asset impairment charges of $3.8 million for each quarter and restructuring charges of $8.3 million and $11.1 million, respectively.

Adjusted EBITDA:

In thousands	Year-to-Date
	2018	2017	Change
Operating income (GAAP basis)	$39,165	$43,519	(10%)
Depreciation and amortization	26,289	33,425	(21%)
Restructuring costs	8,277	11,121	(26%)
Asset impairment charges	3,756	3,778	(1%)
Other items	271	(179)	***
Adjusted EBITDA (non-GAAP basis)	$77,758	$91,664	(15%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $77.8 million for the first quarter of 2018, a decrease of 15% compared to the same period in 2017. These declines were primarily attributable to declines in print advertising and circulation revenues partially offset by growth in digital advertising and ongoing operating efficiencies. Adjusted EBITDA was favorably impacted by $1.4 million of foreign exchange rate changes.

ReachLocal

A summary of our ReachLocal segment results is presented below:

In thousands	Year-to-Date
	2018	2017	Change
Operating revenues:
Advertising	$85,302	$70,482	21%
Other	11,186	7,083	58%
Total operating revenues	96,488	77,565	24%
Operating expenses:
Cost of sales	54,972	44,578	23%
Selling, general, and administrative expenses	35,390	29,884	18%
Depreciation and amortization	8,513	7,875	8%
Restructuring costs	539	—	***
Total operating expenses	99,414	82,337	21%
Operating loss	$(2,926)	$(4,772)	(39)%
*** Indicates an absolute value percentage change greater than 100.

As of date	March 31, 2018	December 31, 2017
Active Clients (a)	18,600	19,000
Active Product Units (b)	38,100	37,500
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
(b) Active Product Units is a number we calculate to approximate the number of individual products, licenses, or services we are providing under contract for Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client that also licenses ReachEdge, we would consider each service separately, resulting in three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider each product or purpose as separate Active Product Units. Numbers are rounded to the nearest hundred.

Operating revenues:

Advertising revenues were $85.3 million for the first quarter of 2018, an increase of 21% compared to the same period in 2017. Included in advertising revenues from international entities were $21.9 million for the first quarter of 2018 as compared to $20.4 million in 2017. Advertising revenues of $12.8 million were recognized for the first quarter of 2018 as a result of the migration of publishing segment customers onto the ReachLocal platform beginning in the second quarter of 2017.

Other revenues, which consist of revenues generated from web presence and software-as-a-service solutions, were $11.2 million for the first quarter of 2018 as compared to $7.1 million for the same period in 2017. ReachLocal acquired SweetIQ in April 2017, which generated other revenues of $2.2 million for the first quarter of 2018. Additionally, $1.4 million of revenues were recognized for the first quarter of 2018 as a result of the migration of publishing segment customers.

The decrease in Active Clients as of March 31, 2018 as compared to December 31, 2017 is primarily attributable to reductions in smaller and lower spending clients. The increase in Active Product Units as of March 31, 2018 as compared to December 31, 2017 is primarily attributable to continued cross selling of other ReachLocal products to our new and existing customer base.

Operating expenses:

Cost of sales were $55.0 million for the first quarter of 2018, an increase of 23% compared to the same period in 2017. Cost of online media acquired from third-party publishers totaled $43.1 million compared to $35.3 million in the same period in 2017. This was attributable to the additional costs associated with $12.8 million in revenue growth primarily stemming from the migration of publishing segment customers.

ReachLocal selling, general and administrative expenses were $35.4 million for the first quarter of 2018, an increase of 18% compared to the same period in 2017. This was primarily attributable to a sales and marketing expense increase of $3.6 million due to higher revenue share costs from revenue growth associated with the continued migration of publishing segment customers and incremental expenses from the SweetIQ acquisition. In addition, there were increases in general and administrative expenses of $1.3 million as a result of incremental expenses from the SweetIQ acquisition, and product and technology expenses of $0.6 million.

Depreciation and amortization were $8.5 million for the first quarter of 2018 as compared to $7.9 million in the first quarter of 2017. The increase was primarily attributable to increases in the amortization of capitalized technology costs of $0.7 million.

Adjusted EBITDA:

In thousands	Year-to-Date
	2018	2017	Change
Operating loss (GAAP basis)	$(2,926)	$(4,772)	(39)%
Depreciation and amortization	8,513	7,875	8%
Restructuring costs	539	—	***
Other items	83	43	93%
Adjusted EBITDA (non-GAAP basis)	$6,209	$3,146	97%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our ReachLocal segment was $6.2 million for the first quarter of 2018, an increase of 97% compared to the same period in 2017. Profitability improved in 2018 due to the migration of our publishing segment customers onto the ReachLocal platform.

Corporate and other

Corporate operating expenses of $38.6 million for the first quarter of 2018 were relatively flat compared to $38.7 million in the same period in 2017. Included in corporate operating expenses were severance-related charges of $0.4 million and $1.5 million for the first quarter of 2018 and 2017, respectively.

Non-operating expense

Interest expense: Interest expense of $4.5 million for the first quarter of 2018 was relatively flat compared to $4.3 million in the same period in 2017.

Other non-operating items, net: Our other non-operating income, net, for the first quarter of 2018 was $4.3 million compared to other non-operating expense, net, of $3.9 million in the same period in 2017. The increase was primarily attributable to a decrease in non-operating pension expenses of $8.2 million.

Income tax expense (benefit)

Our reported effective income tax rate on pre-tax loss was 25.6% for the first quarter of 2018 compared to 69.8% on pre-tax loss for the first quarter of 2017. In the case of pre-tax losses, favorable permanent differences such as excess stock compensation and a favorable audit settlement that resulted in the release of tax reserves have the effect of increasing the tax benefit which, in turn, increases the effective tax rate. The Company had lower favorable permanent differences such as excess stock compensation and lower favorable release of tax reserves for the first quarter of 2018 versus the first quarter of 2017; this, combined with the effects of the lower federal statutory rate, resulted in a lower effective tax rate.

Our quarterly effective rate is calculated in part based on full year forecasted income. During 2017, over 50% of full year forecasted income was earned in foreign jurisdictions where the income tax rate is lower than in the U.S. The lower domestic income for 2017 was attributable to higher domestic expenses, including public company costs, restructuring charges, and asset impairments relative to comparable corporate expenses incurred in foreign jurisdictions. The mix of income generated from lower tax rate foreign jurisdictions relative to U.S. domestic income had the effect of decreasing our tax expense and our effective rate during 2017. In contrast, we are forecasting higher U.S. income relative to our foreign jurisdictions during 2018.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses (generated after 2017) to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether offshore earnings are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that will offset the benefits of the rate reduction such as repeal of the domestic production deduction and disallowance of the deduction of performance based officers’ compensation in excess of $1 million.

In December 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of the end of the first quarter of 2018, we have not completed our accounting for the tax effects of the enactment of the Tax Act; however, where possible, as described herein, we have made a reasonable estimate of the effects on our existing deferred tax balances and related items and other tax liabilities. In 2017, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. However, this remeasurement is based on estimates as of the enactment date of the Tax Act and our existing analysis of the numerous complex tax law changes in the Tax Act. As we finalize our analysis of these tax law changes, including the impact on our 2017 tax return filing positions throughout the year, we will update our provisional amounts for this remeasurement.

Net loss and diluted loss per share

Net loss was $0.4 million and diluted loss per share was negligible for the first quarter of 2018 compared to a net loss of $2.1 million and diluted loss per share of $0.02 for the same period in 2017. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility, are expected to provide sufficient liquidity to meet our requirements, including those for investments, expected dividends, and expected share repurchases. For strategic acquisitions, we will consider financing options as appropriate.

Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2018	2017
Net cash provided by operating activities	$65,153	$31,391
Net cash used for investing activities	(8,023)	(19,192)
Net cash used for financing activities	(33,043)	(36,582)
Effect of currency exchange rate change on cash	1,157	(122)
Net increase (decrease) in cash	$25,244	$(24,505)

Operating cash flows

Our net cash flow from operating activities was $65.2 million for the first quarter of 2018, an increase of $33.8 million compared to the same period in 2017, which primarily resulted from changes in other operating activities of $49.8 million primarily due to the timing of payments associated with accounts payable and accrued liabilities. Partially offsetting this was an increase in pension and post-retirement contributions of $4.4 million.

Investing cash flows

Cash flows used for investing activities totaled $8.0 million for the first quarter of 2018, primarily consisting of capital expenditures of $13.5 million and payments for investments of $2.0 million, partially offset by proceeds from sale of certain assets of $3.6 million.

Cash flows used for investing activities totaled $19.2 million for the first quarter of 2017, primarily driven by capital expenditures of $15.0 million and payments for investments of $4.5 million.

Financing cash flows

Cash flows used for financing activities totaled $33.0 million for the first quarter of 2018, primarily consisting of the repayments of borrowings under our Credit Facility of $50.0 million, payment of dividends to our shareholders of $18.1 million, and payments for employee taxes withheld from stock awards of $2.7 million, partially offset by proceeds from the sale and leaseback of property in Nashville, Tennessee of $37.7 million, which was accounted for under the financing method.

Cash flows used for financing activities totaled $36.6 million for the first quarter of 2017, primarily due to the payment of dividends to our shareholders of $18.2 million, net repayments of borrowings under our revolving credit facility of $15.0 million, and payments for employee taxes withheld from stock awards of $3.5 million.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of March 31, 2018.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of March 31, 2018.

As of March 31, 2018, we had $305.0 million in outstanding borrowings under the Credit Facility and $15.0 million of letters of credit outstanding, leaving $180.0 million of availability remaining.

Additional information

On February 28, 2018, we declared a dividend of $0.16 per share of common stock, which was paid on March 26, 2018, to shareholders of record as of the close of business on March 12, 2018. Furthermore, on May 8, 2018, we declared a dividend of $0.16 per share of common stock, payable on June 25, 2018, to shareholders of record as of the close of business on June 11, 2018.

On April 9, 2018, we completed an offering of 4.75% convertible senior notes, with an initial offering size in $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.0 million. These proceeds were used to pay down outstanding borrowings under our revolving credit facility.

Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with the earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal.

Results of operations - non-GAAP information

Presentation of non-GAAP information: We use non-GAAP financial performance and liquidity measures to supplement the financial information presented on a GAAP basis. These non-GAAP financial measures should not be considered in isolation from or as a substitute for the related GAAP measures and should be read together with financial information presented on a GAAP basis.

In this report, we present adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share (EPS), which are non-GAAP financial performance measures that exclude from our reported GAAP results the impact of certain items consisting of workforce restructuring charges, facility consolidation costs, and non-cash asset impairment charges. We believe such expenses, charges, and gains or losses are not indicative of normal, ongoing operations, and their inclusion in results makes for more difficult comparisons between years and with peer group companies. In the future, however, we are likely to incur expenses, charges, and gains or losses similar to the items for which the applicable GAAP financial measures have been adjusted and to report non-GAAP financial measures excluding such items. Accordingly, exclusion of those or similar items in our non-GAAP presentations should not be interpreted as implying the items are non-recurring, infrequent, or unusual.

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

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

•
Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) restructuring costs, (6) acquisition-related expenses (including certain integration expenses), (7) asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses, multi-employer pension withdrawals, and gains or losses on certain investments), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

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

•
Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS as EPS before tax-effected (1) restructuring costs, (2) asset impairment charges, (3) acquisition-related expenses (including certain integration expenses), (4) non-operating gains and losses, and (5) other items (including certain business transformation expenses, litigation expenses, multi-employer pension withdrawals, and gains or losses on certain investments). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 19% and the U.S. of 25.5%. In addition, tax is adjusted for the impact of non-deductible acquisition costs. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

•
Free cash flow is a non-GAAP liquidity measure that adjusts our reported GAAP results for items we believe are critical to the ongoing success of our business. We define free cash flow as cash flow from operating activities less capital expenditures, which results in a figure representing free cash flow available for use in operations, additional investments, debt obligations, and returns to shareholders. When free cash flow is discussed in this report, the most directly comparable GAAP financial measure is net cash from operating activities.

Discussion of non-GAAP financial results: The following is a discussion of our as adjusted non-GAAP financial results.

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited Condensed consolidated statements of income (loss) are presented below:

In thousands	Year-to-Date
	2018	2017	Change
Net loss (GAAP basis)	$(377)	$(2,079)	(82%)
Benefit for income taxes	(129)	(5,030)	(97%)
Interest expense	4,478	4,255	5%
Other non-operating items, net	(4,311)	3,887	***
Operating income (loss) (GAAP basis)	(339)	1,033	***
Depreciation and amortization	40,252	46,817	(14%)
Restructuring costs	9,299	12,551	(26%)
Asset impairment charges	3,756	3,778	(1%)
Acquisition-related items	924	1,023	(10%)
Other items	1,176	4,479	(74%)
Adjusted EBITDA (non-GAAP basis)	$55,068	$69,681	(21%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $55.1 million in the first quarter of 2018, a 21% decrease compared to the same period in 2017. This decline was primarily attributable to declines in print advertising and circulation revenues, which were impacted by one less Sunday during the first quarter of 2018 compared to 2017, partially offset by growth in digital advertising and ongoing operating efficiencies. Adjusted EBITDA was favorably impacted by $1.4 million of foreign exchange rate changes.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited Condensed consolidated statements of income (loss) are presented below:

In thousands, except per share data	Year-to-Date
	2018	2017	Change
Restructuring costs (including accelerated depreciation)	$14,460	$22,332	(35%)
Asset impairment charges	3,756	3,778	(1%)
Acquisition-related items	924	1,023	(10%)
Non-operating losses	134	158	(15%)
Other items	714	1,504	(53%)
Pretax impact	19,988	28,795	(31%)
Income tax impact of above items	(4,926)	(11,038)	(55%)
Impact of items affecting comparability on net income	$15,062	$17,757	(15%)

Net loss (GAAP basis)	$(377)	$(2,079)	(82%)
Impact of items affecting comparability on net income (loss)	15,062	17,757	(15%)
Adjusted net income (non-GAAP basis)	$14,685	$15,678	(6%)

Loss per share - diluted (GAAP basis)	$(0.00)	$(0.02)	***
Impact of items affecting comparability on net income (loss)	0.13	0.16	(19%)
Adjusted earnings per share - diluted (non-GAAP basis)	$0.13	$0.14	(7%)

Diluted weighted average number of common shares outstanding (GAAP basis)	112,756	113,495	(1%)
Diluted weighted average number of common shares outstanding (non-GAAP basis)	115,851	115,273	1%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.13 for the first quarter of 2018 compared to $0.14 for the same period in 2017. The decline in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA, partially offset by a decrease in non-operating pension expenses.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

In thousands	Year-to-Date
	March 31, 2018	March 26, 2017
Weighted average number of shares outstanding - basic and diluted (GAAP basis)	112,756	113,495
Effect of dilutive securities (non-GAAP basis)
Restricted stock units	2,249	1,275
Performance share units	756	348
Stock options	90	155
Weighted average number of shares outstanding - diluted (non-GAAP basis)	115,851	115,273

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed consolidated statements of cash flows are presented below:

In thousands	Year-to-Date
	2018	2017
Net cash flow provided by operating activities (GAAP basis)	$65,153	$31,391
Capital expenditures	(13,548)	(15,040)
Free cash flow (non-GAAP basis)	$51,605	$16,351

Free cash flow increased by $35.3 million from 2017 to 2018. This increase was attributable to net cash flow from operating activities of $65.2 million in 2018, up $33.8 million compared to the prior year primarily attributable to changes in other operating activities of $49.8 million primarily due to the timing of payments associated with accounts payable and accrued liabilities. Partially offsetting this was an increase in pension and post-retirement contributions of $4.4 million.
Additionally, cash outflows for capital expenditures decreased $1.5 million during 2018 compared to the prior year.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance, and other matters. Forward-looking statements include all statements that are not historical facts. The words "believe," "expect," "estimate," "could," "should," "intend," "may," "plan," "seek," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements" which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to many risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management, is expressed in good faith, and is believed to have a reasonable basis. However, there can be no assurance the expectation or belief will result, be achieved, or be accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events, or circumstances occurring after the date of this report. Factors, risks, trends, and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the statements made under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2017 Annual Report on Form 10-K, and the following other factors, risks, trends and uncertainties:

•Macroeconomic trends and conditions;

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

•	Risks to our liquidity related to the redemption, conversion, and similar features of our convertible notes; and

•	Other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

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

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $363.6 million at March 31, 2018 compared to $306.1 million at March 26, 2017. Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the March 31, 2018 exchange rate of 1.40 and at the March 26, 2017 exchange rate of 1.25. Newsquest's financial results were translated at an average rate of 1.39 for the first quarter of 2018 and 1.24 for the first quarter of 2017.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $0.7 million for the first quarter of 2018. In addition, our ReachLocal subsidiary has operating activities denominated in currencies other than the U.S. dollar, including Australian dollar, Canadian dollar, European euro, Japanese yen, Indian rupee, Mexican peso, New Zealand dollar, Singapore dollar, and Brazilian real. A 10% fluctuation in these currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.3 million for the first quarter of 2018.

We are also exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding at March 31, 2018, we estimate that a 1.0% increase or decrease in interest rates would have increased or decreased interest expense by $0.8 million for first quarter of 2018.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2018 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our 2017 Annual Report on Form 10-K.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors described in the "Risk Factors" section of our 2017 Annual Report on Form 10-K.

We may not have the ability to raise the funds necessary to settle conversions of our convertible notes or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

On April 9, 2018, we completed the sale of $201.3 million in aggregate principal amount of our 4.75% Convertible Senior Notes due 2024 (the “notes”). Holders of the notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness.

Our failure to repurchase notes at a time when the repurchase is required by the indenture governing the notes or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under such indenture. A default under the indenture governing the notes or the fundamental change itself could also lead to a default under the agreements governing our other indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect (subject to certain limitations to our election) to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits

1.1	Purchase Agreement, dated April 3, 2018, by and between Gannett Co., Inc. and Jefferies LLC, as the Initial Purchaser	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on April 9, 2018.

4.1
Indenture (including Form of Note) with respect to Gannett Co., Inc.’s 4.750% Convertible Senior Notes due 2024, dated as of April 9, 2018, between Gannett Co., Inc. and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on April 9, 2018.

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the fiscal quarters ended March 31, 2018 and March 26, 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended March 31, 2018 and March 26, 2017, (iv) Unaudited Condensed Consolidated Cash Flow Statements for the fiscal quarters ended March 31, 2018 and March 26, 2017, and (v) Unaudited Notes to Condensed Consolidated Financial Statements
Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2018	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)