Form 10-Q
period 2018-06-30
Gannett Co., Inc.
filed 2018-08-09
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2018, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 112,994,568.

INDEX TO GANNETT CO., INC.
Q2 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$209,678	$120,589
Accounts receivable, net of allowance for doubtful accounts of $10,525 and $11,588	314,198	352,546
Other current assets	132,825	116,713
Total current assets	656,701	589,848
Property, plant and equipment, at cost net of accumulated depreciation of $1,397,861 and $1,429,515	854,830	933,334
Goodwill	732,452	737,716
Intangible assets, net	122,780	139,654
Deferred income taxes	68,530	102,492
Pension assets	60,039	2,103
Investments and other assets	56,019	64,830
Total assets	$2,551,351	$2,569,977

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$366,862	$387,406
Deferred revenue	128,364	122,791
Other current liabilities	42,574	—
Total current liabilities	537,800	510,197
Postretirement medical and life insurance liabilities	82,092	83,344
Pension liabilities	281,864	421,876
Long-term portion of revolving credit facility	170,000	355,000
Convertible debt	166,776	—
Other noncurrent liabilities	178,419	182,165
Total liabilities	1,416,951	1,552,582
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 118,722,313 shares issued at June 30, 2018 and 117,547,116 shares issued at December 31, 2017	1,187	1,175
Treasury stock at cost, 5,750,000 shares at June 30, 2018 and December 31, 2017	(50,046)	(50,046)
Additional paid-in capital	1,812,537	1,786,941
Accumulated deficit	(84,359)	(64,158)
Accumulated other comprehensive loss	(544,919)	(656,517)
Total equity	1,134,400	1,017,395
Total liabilities and equity	$2,551,351	$2,569,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended		Six months ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017

Operating revenues:
Advertising and marketing services	$420,163	$454,107	$830,475	$896,588
Circulation	263,806	273,676	530,392	556,962
Other	46,799	46,724	92,852	94,414
Total operating revenues	730,768	774,507	1,453,719	1,547,964

Operating expenses:
Cost of sales and operating expenses	452,053	480,926	909,037	980,644
Selling, general and administrative expenses	199,143	206,681	412,142	416,241
Depreciation and amortization	38,378	51,850	78,630	98,667
Restructuring costs	12,611	9,827	21,910	22,378
Asset impairment charges	10,483	14,719	14,239	18,497
Total operating expenses	712,668	764,003	1,435,958	1,536,427
Operating income	18,100	10,504	17,761	11,537

Non-operating expenses:
Interest expense	(5,935)	(3,454)	(10,413)	(7,709)
Other non-operating items, net	4,042	(5,301)	8,353	(9,188)
Total non-operating expenses	(1,893)	(8,755)	(2,060)	(16,897)

Income (loss) before income taxes	16,207	1,749	15,701	(5,360)
Provision (benefit) for income taxes	(99)	2,236	(228)	(2,794)
Net income (loss)	$16,306	$(487)	$15,929	$(2,566)

Earnings (loss) per share – basic	$0.14	$(0.00)	$0.14	$(0.02)
Earnings (loss) per share – diluted	$0.14	$(0.00)	$0.14	$(0.02)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended		Six months ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017

Net income (loss)	$16,306	$(487)	$15,929	$(2,566)
Other comprehensive income, before tax:
Foreign currency translation adjustments	(33,310)	8,129	(13,936)	13,957
Pension and other postretirement benefit items:
Prior service costs:
Change in prior service costs	103,416	—	103,416	—
Amortization of prior service credit, net	(401)	759	(805)	1,511
Actuarial gain (loss):
Actuarial gain (loss) arising during the period	13,240	(500)	13,240	(500)
Amortization of actuarial loss	16,877	18,478	32,353	36,223
Other	20,196	(8,577)	6,779	(15,225)
Pension and other postretirement benefit items	153,328	10,160	154,983	22,009
Other comprehensive income, before tax	120,018	18,289	141,047	35,966
Income tax effect related to components of other comprehensive income	(28,295)	(5,044)	(29,449)	(10,380)
Other comprehensive income, net of tax	91,723	13,245	111,598	25,586
Comprehensive income	$108,029	$12,758	$127,527	$23,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Six months ended
	June 30, 2018	June 25, 2017

Operating activities:
Net income (loss)	$15,929	$(2,566)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	78,630	98,667
Facility consolidation and asset impairment charges	21,120	20,610
Pension and other postretirement expenses, net of contributions	(50,244)	(7,082)
Stock-based compensation	9,221	10,059
Change in other assets and liabilities, net	5,874	9,965
Net cash provided by operating activities	80,530	129,653
Investing activities:
Capital expenditures	(27,522)	(29,831)
Payments for acquisitions, net of cash acquired	1,401	(31,459)
Payments for investments	(2,558)	(2,414)
Proceeds from sale of certain assets	23,390	3,200
Changes in other investing activities	—	52
Net cash used for investing activities	(5,289)	(60,452)
Financing activities:
Dividends paid	(36,131)	(36,364)
Payments for employee taxes withheld from stock awards	(2,806)	(3,607)
Proceeds from borrowings under revolving credit agreement	140,000	35,000
Repayments of borrowings under revolving credit agreement	(325,000)	(50,000)
Proceeds from convertible debt	195,167	—
Proceeds from sale and leaseback transactions	41,791	—
Changes in other financing activities	(17)	165
Net cash provided by (used for) financing activities	13,004	(54,806)
Effect of currency exchange rate change on cash	1,126	(1,670)
Increase in cash, cash equivalents and restricted cash	89,371	12,725
Balance of cash, cash equivalents, and restricted cash at beginning of period	144,032	138,212
Balance of cash, cash equivalents, and restricted cash at end of period	$233,403	$150,937

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$5,179	$(16,518)
Cash paid for interest	$4,086	$9,204
Non-cash investing and financing activities:
Accrued capital expenditures	$1,252	$1,907
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with more than 165 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform.

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

Beginning in the second quarter of 2018, we have realigned the presentation of web presence and software-as-a-service revenues from other revenues to advertising and marketing services revenue on the Condensed consolidated statements of income (loss). As a result of this updated presentation, for the three and six months ended June 30, 2018, advertising and marketing services revenues increased and other revenues decreased $13.1 million and $23.9 million, respectively. Additionally, advertising and marketing services revenues increased and other revenues decreased $8.9 million and $15.9 million for the three and six months ended June 25, 2017, respectively. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of financial statements include accounting for income taxes, pension and other post-employment benefits, allowances for doubtful accounts, stock-based compensation, depreciation and amortization, business combinations, litigation matters, contingencies, and the valuation of long-lived and intangible assets.

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first six months of 2018:

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

Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash: We adopted FASB guidance requiring entities to disclose, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as "restricted cash" or "restricted cash equivalents." As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. The guidance was adopted retrospectively, and the impact was not material to our consolidated financial results.

Restricted cash primarily consists of cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance plans. The restrictions will lapse when benefits are paid to plan participants and their beneficiaries as specified in the plans. The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

in thousands	June 30, 2018	December 31, 2017	June 25, 2017
Cash and cash equivalents	$209,678	$120,589	$126,940
Restricted cash included in other current assets	4,419	2,942	3,514
Restricted cash included in investments and other assets	19,306	20,501	20,483
Total cash, cash equivalents, and restricted cash	$233,403	$144,032	$150,937

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

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial position:

Leases: In February 2016, the FASB issued updated guidance modifying lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We currently anticipate adopting the new leasing standard on January 1, 2019 using the modified retrospective approach and expect to elect certain available transitional practical expedients.

To date, we have made progress in our assessment of the impact of adopting this new guidance, and steps towards implementation have been taken. Our approach to implementation has consisted of performing a bottoms-up analysis of the impact of the standard on our portfolio of leases, and we are in the process of implementing changes to our systems and processes in conjunction with our review of lease agreements.

Based on our progress to date, we anticipate adopting the standard will have a material impact on our consolidated balance sheets in the form of the recognition of additional right of use assets and lease liabilities for existing operating leases with a lease term greater than twelve months. However, we do not believe adoption will have a material impact on our consolidated statements of income and cash flows. Our preliminary evaluation and conclusions are subject to change as our assessment continues to progress or in the event additional updates to the standard are approved. Our full evaluation is expected to be completed and finalized during the fourth quarter of 2018.

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

Compensation—Stock Compensation: In June 2018, the FASB issued new guidance which expands the scope of share-based compensation accounting by applying, with limited exceptions, the specific requirements of employee stock compensation to the accounting for non-employee awards granted in exchange for goods and services. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

NOTE 2 — Revenues

In January 2018, we adopted the new revenue recognition accounting pronouncement, Accounting Standards Codification (ASC) 606 – Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting under ASC 605 – Revenue recognition. We did not record any one-time adjustments to beginning retained earnings as a result of adopting the new guidance.

The following table presents our revenues disaggregated by source:

in thousands	Three months ended		Six months ended
	June 30, 2018	June 25, 2017 (1)	June 30, 2018	June 25, 2017 (1)
Print advertising	$227,894	$273,423	$453,720	$543,901
Digital advertising and marketing services	192,269	180,684	376,755	352,687
Total advertising and marketing services	420,163	454,107	830,475	896,588
Circulation	263,806	273,676	530,392	556,962
Other	46,799	46,724	92,852	94,414
Total revenues	$730,768	$774,507	$1,453,719	$1,547,964
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Additionally, approximately 14% of our quarter to date revenues and year to date revenues are generated from international locations.

Recognition principles: Our revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Additionally, sales and usage-based taxes are excluded from revenues.

Advertising and marketing services revenues: Our advertising and marketing services revenues include amounts charged to advertisers for space purchased in our newspapers, ads placed on our digital platforms, other advertising products and services such as preprints and direct mail, the provision and sale of online marketing, web presence, and software-as-a-service products through our ReachLocal subsidiary, and revenues from other miscellaneous products and services. Print advertising is recognized in the period when advertising is printed. Digital advertising is recognized when placed on digital platforms either by cost per impression or cost per day. Web presence and software-as-a-service solutions are recognized when the products or services are delivered to the customer. Other advertising product and service revenues are recognized when advertisements or services are delivered.

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

Circulation revenues: Our circulation revenues include revenues for newspapers (both print and digital) purchased by readers or distributors. Single copy circulation revenues are recognized on a daily basis as purchased newspapers are distributed, net of provisions for related returns. Circulation revenues from digital and home delivery subscriptions are recognized over the subscription period as the performance obligations are delivered.

Other revenues: Our other revenues consist primarily of amounts received from commercial printing and distribution arrangements. Commercial printing and distribution revenues are recognized when the product is delivered to the customer.

Arrangements with multiple performance obligations: We have various advertising and circulation agreements which have both print and digital performance obligations. Revenues from sales agreements that contain multiple performance obligations are allocated to each obligation based on the relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus a margin that is appropriate for that good or service.

Deferred revenue: Amounts received from customers in advance of revenue recognition are deferred as liabilities. The following table presents changes in the deferred revenue balance for the six months ended June 30, 2018 by type of revenue:

in thousands	Six months ended June 30, 2018
	Advertising and Other	Circulation	Total
Beginning balance	$33,986	$88,805	$122,791
Cash receipts	148,203	418,017	566,220
Revenue recognized	(144,934)	(415,713)	(560,647)
Ending balance	$37,255	$91,109	$128,364

The Company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods range between one and twelve months. The remaining deferred revenue balance relates to advertising and other revenue. The $5.6 million increase in deferred revenue as compared to the year ended December 31, 2017 is the result of an increase in subscription fees billed due to increased average monthly revenue per paying subscriber.

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

The allocation of the purchase price was based upon estimated fair values. The determination of the fair value of assets acquired and liabilities assumed has been completed and the final allocation is as follows: goodwill of $18.8 million, intangible assets of $15.2 million (comprised of trade names, customer relationships, and developed technology), noncurrent assets of $0.6 million, noncurrent liabilities of $1.8 million, and positive net working capital of $0.3 million. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill associated with the acquisition of SweetIQ is allocated to the ReachLocal segment. We do not expect the purchase price allocated to goodwill and intangibles to be deductible for tax purposes.

Other: During 2018 and 2017, we completed other immaterial acquisitions.

NOTE 4 — Restructuring activities and asset impairment charges

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations. Facility consolidation and other cost savings plans led us to recognize restructuring expenses, which consist of severance-related expenses and facility consolidation charges, accelerated depreciation, and asset impairment charges. As part of our plans, we are selling certain assets which we have classified as held-for-sale and for which we have reduced the carrying values to equal the fair values less costs to dispose.

Severance-related expenses: We recorded severance-related expenses of $8.5 million and $8.4 million for the three months ended June 30, 2018 and June 25, 2017, respectively. Of the expenses incurred for the three months ended June 30, 2018, $7.1 million related to the publishing segment, $1.2 million related to the ReachLocal segment, and $0.2 million related to the corporate and other category. Of the expenses incurred for the three months ended June 25, 2017, $5.3 million related to the publishing segment, $0.3 million related to the ReachLocal segment, and $2.8 million related to the corporate and other category.

We recorded severance-related expenses of $15.0 million and $20.3 million for the six months ended June 30, 2018 and June 25, 2017, respectively. Of the expenses incurred for the six months ended June 30, 2018, $12.6 million related to the publishing segment, $1.8 million related to the ReachLocal segment, and $0.6 million related to the corporate and other category. Of the expenses incurred for the six months ended June 25, 2017, $15.8 million related to the publishing segment, $0.3 million related to the ReachLocal segment, and $4.2 million related to the corporate and other category.

The activity and balance of the severance-related liabilities are as follows:

In thousands	Severance Activities
Balance at December 31, 2017	$10,562
Expense	15,029
Payments	(16,796)
Balance at June 30, 2018	$8,795

Facility consolidation charges and accelerated depreciation: We recorded facility consolidation charges of $4.1 million and $1.4 million for the three months ended June 30, 2018 and June 25, 2017, respectively. Of the charges incurred for the three months ended June 30, 2018, $2.4 million related to the publishing segment while the remainder related to the ReachLocal segment. For the three months ended June 25, 2017, all of the charges related to the publishing segment. In addition, we incurred accelerated depreciation of $4.2 million and $13.8 million for the three months ended June 30, 2018 and June 25, 2017, respectively, which is included in depreciation expense. All of these charges related to the publishing segment.

We recorded facility consolidation charges of $6.9 million and $2.1 million for the six months ended June 30, 2018 and June 25, 2017, respectively. Of the charges incurred for the six months ended June 30, 2018, $5.1 million related to the publishing segment while the remainder related to the ReachLocal segment. For the six months ended June 25, 2017, all of the charges related to the publishing segment. In addition, we incurred accelerated depreciation of $9.4 million and $23.6 million for the six months ended June 30, 2018 and June 25, 2017, respectively, which is included in depreciation expense. All of these charges related to the publishing segment.

Asset impairment charges: We recorded charges for asset impairments of $10.5 million and $14.7 million for the three months ended June 30, 2018 and June 25, 2017, respectively, which consisted entirely of impairment charges for property, plant, and equipment. These expenses were related to the publishing segment.

We recorded charges for asset impairments of $14.2 million and $18.5 million for the six months ended June 30, 2018 and June 25, 2017, respectively, which consisted entirely of impairment charges for property, plant, and equipment. These expenses were related to the publishing segment.

Sale of property: In February 2018, we sold property in Nashville, Tennessee and entered into a 15-month rent-free leaseback agreement. The sale generated proceeds of approximately $41.8 million and is accounted for under the financing method. The property, which has a net book value of approximately $12.1 million as of June 30, 2018, remains on the balance sheet and will continue to be depreciated until the lease terminates. We recorded the financing liability within Other current liabilities in the Condensed consolidated balance sheets. The sale, along with any related gain, will be recognized when the lease terminates.

NOTE 5 — Debt

Revolving credit facility: We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (Credit Facility). Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of June 30, 2018.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of June 30, 2018.

As of June 30, 2018, we had $170.0 million in outstanding borrowings under the Credit Facility and $15.3 million of letters of credit outstanding, leaving $314.7 million of availability remaining. After the quarter ended, we made additional payments on the Credit Facility to reduce outstanding borrowings.

Convertible debt: On April 9, 2018, we completed an offering of 4.75% convertible senior notes, with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.2 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

Upon conversion, we have the option to settle in cash, shares of our common stock, or a combination of the two. Additionally, holders may convert the notes at their option prior to January 15, 2024 only if one or more of the following conditions are present: (1) if, during any 20 of the 30 trading days immediately preceding a quarter end, our common stock trading price is 130% of the stated conversion price, (2) if, during the five business day period after any ten consecutive trading day period, the trading price per $1,000 principal amount of notes is less than 98% of the product of (a) the last reported sale price of the Company's common stock and (b) the conversion rate on each such trading day, or (3) a qualified change in control event occurs. Depending on the nature of the triggering event, the conversion rate may also be subject to adjustment.

As of June 30, 2018, the $201.3 million principal value of the notes is bifurcated into debt and equity components. The $171.1 million liability component is measured at fair value using the present value of its cash flows at a discount rate of 7.94% and is reported as convertible debt in the Condensed consolidated balance sheets. The residual amount of $30.2 million is recorded within additional paid-in capital in the equity section of the Condensed consolidated balance sheets. $6.3 million of debt issuance costs were allocated between liabilities and equity in proportion to the allocation of the principal value of the notes, with $5.4 million allocated to liabilities and $0.9 million allocated to equity. These debt issuance costs will be amortized over the 6-year contractual life of the notes. The unamortized discount totaled $29.3 million as of June 30, 2018, which will be amortized over the remaining contractual life of the notes. For the three and six months ended June 30, 2018, interest expense on the notes totaled $2.2 million, amortization of debt issuance costs was $0.2 million, and amortization of the discount was $0.9 million. The effective interest rate on the liability component of the notes was 7.91% as of June 30, 2018.

For the three and six months ended June 30, 2018, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were met during the period. Refer to Note 11 — Earnings (loss) per share for details on the convertible debt's impact to diluted earnings per share under the treasury stock method.

NOTE 6 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), Newsquest, and Romanes Pension Schemes in the U.K. (U.K. Pension Plans), and other defined benefit contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

In thousands	Three months ended
	June 30, 2018		June 25, 2017
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost - benefits earned during the period	$576	$33	$400	$26
Non-operating expenses:
Interest cost on benefit obligation	26,598	699	27,595	863
Expected return on plan assets	(44,476)	—	(41,961)	—
Amortization of prior service cost	483	(884)	1,675	(916)
Amortization of actuarial loss (gain)	17,152	(275)	18,551	(73)
Total non-operating expenses (credit)	(243)	(460)	5,860	(126)
Total expense (benefit) for retirement plans	$333	$(427)	$6,260	$(100)

In thousands	Six months ended
	June 30, 2018		June 25, 2017
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost - benefits earned during the period	$1,178	$88	$1,220	$78
Non-operating expenses:
Interest cost on benefit obligation	52,019	1,482	55,374	1,804
Expected return on plan assets	(89,025)	—	(84,378)	—
Amortization of prior service cost	962	(1,767)	3,335	(1,824)
Amortization of actuarial loss	32,533	(180)	36,171	52
Total non-operating expenses (credit)	(3,511)	(465)	10,502	32
Total expense (benefit) for retirement plans	$(2,333)	$(377)	$11,722	$110

During the six months ended June 30, 2018, we contributed $42.4 million and $5.1 million to our pension and other post-retirement plans, respectively. We expect to contribute approximately $25.0 million to the GRP in each of the fiscal years 2018 through 2020 and $15.0 million in 2021. We also expect to contribute to the U.K. Pension Plans £28.2 million in 2018, £24.0 million in 2019, £19.8 million in 2020, and £18.0 million in 2021.

In June 2018, the inflation index used to determine payments to beneficiaries of the Newsquest pension plan was changed from the Retail Prices Index (RPI) to the Consumer Prices Index (CPI). As a result of this change, we remeasured the plan and recognized actuarial gains of $33.1 million and a net prior service credit of $103.4 million within accumulated other comprehensive loss in the Condensed consolidated balance sheets. The fair value of the funded status at June 30, 2018 was $54.4 million and is presented within Pension assets in the Condensed consolidated balance sheets. This value represents the fair value of the plan assets of $785.2 million net of benefit obligations of $730.8 million.

Pursuant to the aforementioned change in index, we also reassessed the Newsquest plan's actuarial assumptions. As a result of this review, we lowered the rate of return on plan assets from 5.7% to 4.6% and raised the discount rate for the plan from 2.65% to 2.8%.

NOTE 7 — Income taxes

The following table outlines our pre-tax net income and income tax expense amounts:

In thousands	Three months ended		Six months ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
Pre-tax net income	16,207	1,749	15,701	(5,360)
Income tax expense	(99)	2,236	(228)	(2,794)
Effective tax rate	***	***	***	52.1%
*** Indicates a percentage that is not meaningful

The Company benefited from favorable permanent differences such as a tax rate change adjustment due to tax reform of $2.1 million and the release of certain valuation allowances of $1.7 million during the three months ended June 30, 2018, resulting in a lower tax expense compared to three months ended June 25, 2017. Tax expense for the six months ended June 30, 2018 was higher than the comparable period in 2017 due to higher pre-tax net income, a lower tax benefit from share-based compensation, and a lower release of tax reserves compared to prior year.

In December 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses (generated after 2017) to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether offshore earnings are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that will offset the benefits of the rate reduction such as repeal of the domestic production deduction and disallowance of the deduction of performance-based officers’ compensation in excess of $1 million.

In December 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of June 30, 2018, we have not completed our accounting for the tax effects of the enactment of the Tax Act; however, where possible, as described herein, we have made a reasonable estimate of the effects on our existing deferred tax balances and related items and other tax liabilities. In 2017, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. During the six months ended June 30, 2018, we recognized favorable adjustments of $2.1 million to the provisional amounts recorded at December 31, 2017. As we finalize our analysis of these changes, including the impact on our 2017 tax return filing positions throughout the year, we will update our provisional amounts for this re-measurement. The Company is still evaluating the Tax Act’s Global Intangible Low-Taxed Income (GILTI) provisions and has not yet elected an accounting policy.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $28.6 million as of June 30, 2018 and $30.1 million as of December 31, 2017. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $0.9 million as of June 30, 2018 and $0.9 million as of December 31, 2017.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $2.4 million within the next 12 months primarily due to lapses of statutes of limitations and settlements of ongoing audits in various jurisdictions.

NOTE 8 — Supplemental equity information

The following table summarizes equity account activity:

In thousands	Six months ended
	June 30, 2018	June 25, 2017
Balance at beginning of period	$1,017,395	$856,761
Comprehensive income:
Net income (loss)	15,929	(2,566)
Other comprehensive income	111,598	25,586
Total comprehensive income	127,527	23,020
Dividends declared	(36,131)	(36,364)
Convertible debt conversion feature	21,561	—
Stock-based compensation	9,221	10,059
Other activity	(5,173)	(2,986)
Balance at end of period	$1,134,400	$850,490

Changes in our common stock balance consist entirely of new shares issued for the settlement of employee stock awards. Approximately 1.2 million and 0.8 million new shares were issued for the six months ended June 30, 2018 and June 25, 2017, respectively.

The following table summarizes the components of, and the changes in, Accumulated other comprehensive loss (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at December 31, 2017	$(1,000,790)	$344,273	$(656,517)
Other comprehensive income (loss) before reclassifications	101,753	(13,936)	87,817
Amounts reclassified from accumulated other comprehensive loss	23,781	—	23,781
Other comprehensive income	125,534	(13,936)	111,598
Balance at June 30, 2018	$(875,256)	$330,337	$(544,919)

Balance at December 25, 2016	$(1,183,196)	$300,284	$(882,912)
Other comprehensive income (loss) before reclassifications	(12,639)	13,957	1,318
Amounts reclassified from accumulated other comprehensive loss	24,268	—	24,268
Other comprehensive income	11,629	13,957	25,586
Balance at June 25, 2017	$(1,171,567)	$314,241	$(857,326)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 6 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended		Six months ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
Amortization of prior service credit, net	$(401)	$759	$(805)	$1,511
Amortization of actuarial loss	16,877	18,478	32,353	36,223
Total reclassifications, before tax	16,476	19,237	31,548	37,734
Income tax effect	(4,064)	(6,867)	(7,767)	(13,466)
Total reclassifications, net of tax	$12,412	$12,370	$23,781	$24,268

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

As of June 30, 2018 and December 31, 2017, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

The Credit Facility is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3. The liability component of the convertible debt is classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a nonrecurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $24.3 million as of June 30, 2018 and $18.9 million as of December 31, 2017.

NOTE 10 — Commitments, contingencies and other matters

Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The estimated settlements are reflected in our financial statements as of June 30, 2018 and were not material to our results of operations, financial position, or cash flows.

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

NOTE 11 — Earnings (loss) per share

The following table is a reconciliation of weighted average number of shares outstanding used to compute basic and diluted earnings (loss) per share (EPS):

In thousands, except per share data	Three months ended		Six months ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
Net income (loss)	$16,306	$(487)	$15,929	$(2,566)

Weighted average number of shares outstanding - basic	112,946	113,652	112,852	113,574
Effect of dilutive securities
Restricted stock units	2,243	—	2,245	—
Performance share units	954	—	855	—
Stock options	76	—	83	—
Weighted average number of shares outstanding - diluted	116,219	113,652	116,035	113,574

Earnings (loss) per share - basic	$0.14	$(0.00)	$0.14	$(0.02)
Earnings (loss) per share - diluted	$0.14	$(0.00)	$0.14	$(0.02)

For the three and six months ended June 30, 2018, approximately 209,000 and 719,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 25, 2017 all outstanding common stock equivalents were excluded from the computation of diluted loss per share because their effect would have been anti-dilutive due to the net losses in each period.

In accordance with accounting for dilutive securities under the treasury stock method, no shares related to our convertible notes were included in our calculation of diluted EPS for the three and six months ended June 30, 2018 because no conversion triggers were met during the period.

On May 8, 2018, we declared a dividend of $0.16 per share of common stock, which was paid on June 25, 2018, to shareholders of record as of the close of business on June 11, 2018. Furthermore, on July 25, 2018, we declared a dividend of $0.16 per share of common stock, payable on September 24, 2018, to shareholders of record as of the close of business on September 10, 2018.

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

The following table presents our segment information:

in thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Three months ended June 30, 2018
Advertising and marketing services - external sales	$319,728	$100,435	$—	$—	$420,163
Advertising and marketing services - intersegment sales	16,027	—	—	(16,027)	—
Circulation	263,806	—	—	—	263,806
Other	44,990	—	1,809	—	46,799
Total revenues	$644,551	$100,435	$1,809	$(16,027)	$730,768

Adjusted EBITDA	$94,358	$10,271	$(19,030)	$—	$85,599

Three months ended June 25, 2017
Advertising and marketing services - external sales	$368,181	$85,926	$—	$—	$454,107
Advertising and marketing services - intersegment sales	4,640	—	—	(4,640)	—
Circulation	273,676	—	—	—	273,676
Other	45,683	—	1,041	—	46,724
Total revenues	$692,180	$85,926	$1,041	$(4,640)	$774,507

Adjusted EBITDA	$104,120	$1,217	$(21,683)	$—	$83,654

in thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Six months ended June 30, 2018
Advertising and marketing services - external sales	$633,552	$196,923	$—	$—	$830,475
Advertising and marketing services - intersegment sales	30,200	—	—	(30,200)	—
Circulation	530,392	—	—	—	530,392
Other	89,067	—	3,785	—	92,852
Total revenues	$1,283,211	$196,923	$3,785	$(30,200)	$1,453,719

Adjusted EBITDA	$172,116	$16,480	$(47,929)	$—	$140,667

Six months ended June 25, 2017
Advertising and marketing services - external sales	$733,149	$163,491	$(52)	$—	$896,588
Advertising and marketing services - intersegment sales	4,640	—	—	(4,640)	—
Circulation	556,962	—	—	—	556,962
Other	92,353	—	2,061	—	94,414
Total revenues	$1,387,104	$163,491	$2,009	$(4,640)	$1,547,964

Adjusted EBITDA	$195,784	$4,363	$(46,812)	$—	$153,335

The following table presents our reconciliation of adjusted EBITDA to net income:

In thousands	Three months ended		Six months ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
Net income (loss) (GAAP basis)	$16,306	$(487)	$15,929	$(2,566)
Provision (benefit) for income taxes	(99)	2,236	(228)	(2,794)
Interest expense	5,935	3,454	10,413	7,709
Other non-operating items, net	(4,042)	5,301	(8,353)	9,188
Operating income (GAAP basis)	18,100	10,504	17,761	11,537
Depreciation and amortization	38,378	51,850	78,630	98,667
Restructuring costs	12,611	9,827	21,910	22,378
Asset impairment charges	10,483	14,719	14,239	18,497
Acquisition-related items	3,022	1,570	3,946	2,593
Other items	3,005	(4,816)	4,181	(337)
Adjusted EBITDA (non-GAAP basis)	$85,599	$83,654	$140,667	$153,335

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

NOTE 13 — Subsequent events

In July 2018, we completed the acquisition of WordStream, Inc., a provider of cloud-based software-as-a-service solutions for local and regional businesses and agencies, for approximately $130.0 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is payable in 2019 and 2020 based upon the achievement of certain revenue targets. We financed the transaction through borrowings under our Credit Facility as well as with available cash on hand. It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the respective acquisition date and the issuance of this report.

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

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with more than 165 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the company has strong relationships with thousands of marketers in both our U.S. and U.K. markets due to our large local and national sales forces and robust advertising and marketing solutions product suite. The company reports in two operating segments: publishing and ReachLocal.

Certain matters affecting current and future operating results

The following items affect period-over-period comparisons from 2017 and will continue to affect period-over-period comparisons for future results:

Advertising and marketing services revenues

Beginning in the second quarter of 2018, we have realigned the presentation of web presence and software-as-a-service revenues from other revenues to advertising and marketing services revenue on the Condensed consolidated statements of income (loss). As a result of this updated presentation, for the three and six months ended June 30, 2018, advertising and marketing services revenues increased and other revenues decreased $13.1 million and $23.9 million, respectively. Additionally, advertising and marketing services revenues increased and other revenues decreased $8.9 million and $15.9 million for the three and six months ended June 25, 2017, respectively. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

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

In conjunction with these programs, we incurred restructuring costs of $12.6 million and $9.8 million in the second quarter of 2018 and 2017, respectively, and $21.9 million and $22.4 million in the first six months of 2018 and 2017, respectively. Included in these restructuring costs are severance costs of $8.5 million and $8.4 million for the second quarter of 2018 and 2017, respectively, and $15.0 million and $20.3 million for the first six months of 2018 and 2017, respectively.

We recorded accelerated depreciation of $4.2 million and $13.8 million in the second quarter of 2018 and 2017, respectively, and $9.4 million and $23.6 million in the first six months of 2018 and 2017, respectively.

We recorded asset impairment charges of $10.5 million and $14.7 million in the second quarter of 2018 and 2017, respectively, and $14.2 million and $18.5 million in the first six months of 2018 and 2017, respectively.

Foreign currency

Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period. With respect to Newsquest, results for the second quarter of 2018 were translated from the British pound sterling to U.S. dollars at an average rate of 1.36 compared to 1.28 for the comparable period last year. This 7% increase in the exchange rate favorably impacted second quarter of 2018 revenue comparisons by approximately $4.7 million. Newsquest results for the first six months of 2018 were translated from the British pound sterling to U.S. dollars at an average rate of 1.37 compared to 1.26 for the same period in 2017. This 9% increase in the exchange rate favorably impacted revenue comparisons for the first six months of 2018 by approximately $13.2 million. Impacts stemming from foreign currency translation gains and losses for ReachLocal are immaterial to date.

Newsprint supply

The newsprint supply available to U.S. publishers has tightened. In 2017, North American newsprint producers permanently removed production capacity approaching one million metric tonnes per year, and similar production capacity reductions were witnessed outside of North America. Furthermore, in the first six months of 2018, many Canadian producers, representing approximately 76% of the total North American newsprint production capacity, have been subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S., and the Department of Commerce continues to explore the implementation of further measures against Canadian suppliers. The imposition of these duties has incentivized Canadian producers to reduce their imports of newsprint into the United States, further constraining supply.

As a result of the above, newsprint supply tightened, and prices have risen in the first six months of 2018. Newsprint expense at our publishing segment was flat in the second quarter of 2018 and decreased 6% in the first six months of 2018 as rising prices were offset by declines in circulation volumes and usage.

Outlook for the remainder of 2018

In 2018, we remain focused on executing against our strategic vision of becoming essential for consumers and marketers seeking meaningful community connections across print, digital, and other channels. To further capitalize on this vision, during 2018 we have implemented our previously-announced management organizational realignment to more clearly align our company with our two core customers: marketing clients and consumers. For our marketing solutions offerings, we are focused on enhancing the way we serve local and national marketers by developing a more comprehensive suite of marketing products and services. While print advertising will remain challenged due to market pressures, we anticipate some of that decline will be offset by growth in digital advertising and marketing service revenues. For our consumers, we are focused on growing our audiences and deepening engagement, in part by expanding our spectrum of content beyond traditional news. We will continue to focus on operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs. We also intend to continue to pursue our strategy of growing our business through opportunistic acquisitions and investments in new technology initiatives.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

In thousands	Three months ended			Six months ended
	June 30, 2018	June 25, 2017	Change	June 30, 2018	June 25, 2017	Change
Operating revenues:
Publishing	$644,551	$692,180	(7%)	$1,283,211	$1,387,104	(7%)
ReachLocal	100,435	85,926	17%	196,923	163,491	20%
Corporate and other	1,809	1,041	74%	3,785	2,009	88%
Intersegment eliminations	(16,027)	(4,640)	***	(30,200)	(4,640)	***
Total operating revenues	730,768	774,507	(6%)	1,453,719	1,547,964	(6%)
Operating expenses:
Publishing	$595,553	$639,974	(7%)	$1,195,048	$1,291,379	(7%)
ReachLocal	102,131	93,815	9%	201,545	176,152	14%
Corporate and other	31,011	34,854	(11%)	69,565	73,536	(5%)
Intersegment eliminations	(16,027)	(4,640)	***	(30,200)	(4,640)	***
Total operating expenses	712,668	764,003	(7%)	1,435,958	1,536,427	(7%)
Operating income	18,100	10,504	72%	17,761	11,537	54%
Non-operating expense	(1,893)	(8,755)	(78%)	(2,060)	(16,897)	(88%)
Income (loss) before income taxes	16,207	1,749	***	15,701	(5,360)	***
Provision (benefit) for income taxes	(99)	2,236	***	(228)	(2,794)	(92%)
Net income (loss)	$16,306	$(487)	***	$15,929	$(2,566)	***

Diluted earnings (loss) per share	$0.14	$(0.00)	***	$0.14	$(0.02)	***
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

Our ReachLocal segment generates advertising and marketing services revenue through multiple services including search and display, search optimization, social media, website development, web presence and software-as-a-service solutions.

Quarter ended June 30, 2018 versus quarter ended June 25, 2017

Total operating revenues were $730.8 million for the second quarter of 2018, a decrease of 6% from the same period in 2017. This decrease was primarily attributable to continued softness in publishing segment advertising and marketing services revenues of $37.1 million reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $9.9 million due to lower circulation volumes, partially offset by increases from our strategic pricing programs. In addition, these declines in operating revenues were partially offset by the increase in revenues of $14.5 million from ReachLocal, primarily attributable to the migration of publishing segment customers onto the ReachLocal platform and increases in average revenue per customer. Foreign currency rate fluctuations positively affected publishing revenues by $4.7 million.

Six months ended June 30, 2018 versus six months ended June 25, 2017

Total operating revenues were $1.5 billion for the first six months of 2018, a decrease of 6% from the same period in 2017. This decrease was primarily attributable to continued softness in publishing segment advertising revenues of $74.0 million reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $26.6 million due to lower circulation volumes, partially offset by increases from our strategic pricing programs. In addition, these declines in operating revenues were partially offset by the increase in revenues of $33.4 million from ReachLocal, primarily attributable to the migration of publishing segment customers onto the ReachLocal platform and increases in average revenue per customer. Overall, operating revenues declined by $14.6 million due to one less Sunday in the first six months of 2018 compared to the first six months of 2017. Foreign currency rate fluctuations positively affected publishing revenues by $13.2 million.

Operating expenses:

Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

Quarter ended June 30, 2018 versus quarter ended June 25, 2017

Total operating expenses were $712.7 million for the second quarter of 2018, a decrease of 7% from the same period in 2017. Publishing segment expenses decreased by $44.4 million, primarily attributable to continued cost efficiency efforts and reductions in cost of sales due to lower print advertising and circulation revenues. These decreases were partially offset by an increase in operating expenses from ReachLocal of $8.3 million, primarily attributable to the migration of our publishing segment customers onto the ReachLocal platform. Corporate expenses decreased 11% from the same period in 2017 primarily due to reduced benefits and professional consulting service expenses. Foreign currency rate fluctuations also increased expenses by $4.2 million.

Impacting operating expenses for the second quarter of 2018, and included in the numbers above, were restructuring charges of $12.6 million, asset impairment charges of $10.5 million, accelerated depreciation of $4.2 million, and acquisition costs of $3.0 million. Impacting the second quarter of 2017 were asset impairment charges of $14.7 million, accelerated depreciation of $13.8 million, restructuring charges of $9.8 million, and acquisition costs of $1.6 million.

Six months ended June 30, 2018 versus six months ended June 25, 2017

Total operating expenses were $1.4 billion for the first six months of 2018, a decrease of 7% from the same period in 2017. Publishing segment expenses decreased by $96.3 million, primarily attributable to continued cost efficiency efforts and lower newsprint expenses. These decreases were partially offset by an increase in operating expenses from ReachLocal of $25.4 million, primarily attributable to the migration of our publishing segment customers onto the ReachLocal platform. Corporate expenses decreased 5% from the same period in 2017 primarily due to reduced benefits and professional consulting service expenses. Foreign currency rate fluctuations also increased expenses by $11.8 million.

Impacting operating expenses for the first six months of 2018, and included in the numbers above, were restructuring charges of $21.9 million, asset impairment charges of $14.2 million, accelerated depreciation of $9.4 million, and acquisition costs of $3.9 million. Impacting the first six months of 2017 were accelerated depreciation of $23.6 million, restructuring charges of $22.4 million, asset impairment charges of $18.5 million, and acquisition costs of $2.6 million.

Publishing segment

A summary of our publishing segment results is presented below:

In thousands	Three months ended			Six months ended
	June 30, 2018	June 25, 2017	Change	June 30, 2018	June 25, 2017	Change
Operating revenues:
Advertising and marketing services	$335,755	$372,821	(10%)	$663,752	$737,789	(10%)
Circulation	263,806	273,676	(4%)	530,392	556,962	(5%)
Other	44,990	45,683	(2%)	89,067	92,353	(4%)
Total operating revenues	644,551	692,180	(7%)	1,283,211	1,387,104	(7%)
Operating expenses:
Cost of sales	406,702	431,526	(6%)	818,705	883,199	(7%)
Selling, general, and administrative expenses	144,764	149,339	(3%)	293,934	300,747	(2%)
Depreciation and amortization	24,157	37,638	(36%)	50,446	71,063	(29%)
Restructuring costs	9,447	6,752	40%	17,724	17,873	(1%)
Asset impairment charges	10,483	14,719	(29%)	14,239	18,497	(23%)
Total operating expenses	595,553	639,974	(7%)	1,195,048	1,291,379	(7%)
Operating income	$48,998	$52,206	(6%)	$88,163	$95,725	(8%)

Operating revenues:

Quarter ended June 30, 2018 versus quarter ended June 25, 2017

Advertising and marketing services revenues were $335.8 million for the second quarter of 2018, a decrease of 10% compared to the same period in 2017, which is primarily attributable to a $45.5 million decline in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry. Partially offsetting this decline was an increase in digital advertising revenues of $8.5 million. Foreign currency exchange rates positively affected advertising revenues by $2.9 million.

Print advertising revenues, which consist of local, national, and classified advertising, were $227.9 million for the second quarter of 2018, a decrease of 17% compared to the same period in 2017. Local and national print advertising revenues were $103.4 million and $49.6 million, respectively, for the second quarter of 2018, a decrease of 17% and 20%, respectively, compared to the same period in 2017. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $74.9 million for the second quarter of 2018 decreased 13% compared to the same period in 2017, primarily attributable to declines in automotive, employment, and real estate advertising revenues of $4.1 million, $2.6 million, and $2.2 million, respectively. Foreign currency exchange rates positively affected print advertising revenues by $2.1 million.

Digital advertising and marketing services revenues were $107.9 million for the second quarter of 2018, an increase of 9% compared to the same period in 2017. Digital media revenues, which consist of revenues from our platforms and display revenue from ads run on third-party sites, were $68.5 million for the second quarter of 2018, an increase of 7% compared to the same period in 2017, primarily due to increased programmatic advertising rates as well as continued growth in audience extension revenues. Digital classified revenues, which primarily consist of revenues associated with our partnerships for employment and automotive as well as the real estate, legal and obituary categories, were $19.3 million for the second quarter of 2018, a decrease of 19% compared to the same period in 2017 due to decreases in digital classified employment and automotive revenues of $2.2 million and $1.2 million, respectively. Digital marketing services revenues, which primarily consist of the suite of ReachLocal products being offered through our local markets as well as e-mail marketing, were $20.0 million for the second quarter of 2018, an increase of $8.4 million compared to the same period in 2017. This increase is attributable to growth in the number of clients and an increase in the average spend per client due to the transition of our local markets to the ReachLocal technology and product platform. Foreign currency exchange rates positively affected total digital advertising revenues by $0.8 million.

Circulation revenues were $263.8 million for the second quarter of 2018, a decrease of 4% compared to the same period in 2017. Print circulation revenues were $201.3 million for 2018, a decrease of 7% from the same period in 2017 due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues, which include allocated digital revenue from full access subscriptions and digital only circulation revenues, were $62.5 million for second quarter of 2018, a 11% increase from the same period in 2017 primarily due to the refinement of the allocation to digital revenue based on frequency of delivery. Foreign currency exchange rates positively affected circulation revenues by $1.4 million.

Commercial printing and other revenues of $45.0 million in the second quarter of 2018 decreased 2% compared to the same period in 2017 due to reduced demand consistent with general industry trends. Other revenues accounted for approximately 7% of total revenues for the quarter.

Six months ended June 30, 2018 versus six months ended June 25, 2017

Advertising and marketing services revenues were $663.8 million for the first six months of 2018, a decrease of 10% compared to the same period in 2017, which is primarily attributable to a $90.2 million decline in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry and a $7.7 million decline due to one less Sunday in the first six months of 2018 compared to the first six months of 2017. Partially offsetting this decline was an increase in digital advertising revenues of $16.1 million. Foreign currency exchange rates positively affected advertising revenues by $8.3 million.

Print advertising revenues, which consist of local, national, and classified advertising, were $453.8 million for the first six months of 2018, a decrease of 17% compared to the same period in 2017. Local and national print advertising revenues were $203.0 million and $97.5 million, respectively, for the first six months of 2018, a decrease of 17% and 20%, respectively, compared to the same period in 2017. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $153.3 million for the first six months of 2018 decreased 14% compared to the same period in 2017, primarily attributable to declines in automotive, employment, and real estate advertising revenues of $9.6 million, $6.0 million, and $4.5 million, respectively. Overall, print advertising revenues declined by $6.8 million due to one less Sunday in the first six months of 2018. Foreign currency exchange rates positively affected print advertising revenues by $6.1 million.

Digital advertising and marketing services revenues were $210.0 million for the first six months of 2018, an increase of 8% compared to the same period in 2017. Digital media revenues, which consist of revenues from our platforms and display revenue from ads run on third-party sites, were $133.3 million for the first six months of 2018, an increase of 8% compared to the same period in 2017, primarily due to increased programmatic advertising rates as well as continued growth in audience extension revenues. Digital classified revenues, which primarily consist of revenues associated with our partnerships for employment and automotive as well as the real estate, legal and obituary categories, were $39.3 million for the first six months of 2018, a decrease of 16% compared to the same period in 2017 due to decreases in digital classified employment and automotive revenues of $4.4 million and $2.1 million, respectively. Digital marketing services revenues, which primarily consist of revenues from the suite of ReachLocal products being offered through our local markets as well as e-mail marketing, were $37.4 million for the first six months of 2018, an increase of $13.5 million compared to the same period in 2017. This increase is attributable to growth in the number of clients and an increase in the average spend per client due to the transition of our local markets to the ReachLocal technology and product platform. Overall, digital advertising revenues were impacted by $0.9 million due to one less Sunday in the first six months of 2018. Foreign currency exchange rates positively affected total digital advertising revenues by $2.3 million.

Circulation revenues were $530.4 million for the first six months of 2018, a decrease of 5% compared to the same period in 2017. Print circulation revenues were $403.1 million for first six months of 2018, a decrease of 9% from the same period in 2017, due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues, which include allocated digital revenue from full access subscriptions and digital only circulation revenues, were $127.3 million for the first six months of 2018, a 13% increase from the same period in 2017 primarily due to the refinement of the allocation to digital revenue based on frequency of delivery. Overall, circulation revenues declined by $6.0 million due to one less Sunday in the first quarter of 2018. Foreign currency exchange rates positively affected circulation revenues by $3.7 million.

Commercial printing and other revenues of $89.1 million in the first six months of 2018 decreased 4% compared to the same period in 2017 due to reduced demand consistent with general industry trends. Other revenues accounted for approximately 7% of total revenues for the quarter.

Operating expenses:

Quarter ended June 30, 2018 versus quarter ended June 25, 2017

Cost of sales were $406.7 million for the second quarter of 2018, a decrease of 6% from the same period in 2017. This decrease is primarily driven by an overall decline in circulation volumes that reduced production and distribution costs and savings from distribution consolidation efforts. Foreign currency exchange rate fluctuations increased cost of sales by $2.5 million.

Total selling, general, and administrative expenses were $144.8 million for the second quarter of 2018, a decrease of 3% from the same period in 2017, primarily attributable to continued company-wide cost efficiency efforts. Foreign currency exchange rate fluctuations increased selling, general, and administrative expenses by $1.4 million.

Depreciation and amortization expense was $24.2 million for the second quarter of 2018, a 36% decrease from the same period in 2017, primarily attributable to a $9.6 million decrease in our accelerated depreciation associated with our facility consolidation efforts in the second quarter of 2018 compared to the prior year period. Foreign currency exchange rates increased depreciation expense by $0.2 million.

Impacting operating expenses for the second quarter of 2018 and 2017 were asset impairment charges of $10.5 million and $14.7 million, respectively, and restructuring charges of $9.4 million and $6.8 million, respectively.

Six months ended June 30, 2018 versus six months ended June 25, 2017

Cost of sales were $818.7 million for the first six months of 2018, a decrease of 7% from the same period in 2017. This decrease is primarily driven by an overall decline in circulation volumes that reduced production and distribution costs, savings from distribution consolidation efforts, and a decrease in newsprint costs of $4.5 million due to lower volumes for newsprint. Foreign currency exchange rate fluctuations increased cost of sales by $6.8 million.

Total selling, general, and administrative expenses were $293.9 million for the first six months of 2018, a decrease of 2% from the same period in 2017, primarily attributable to continued company-wide cost efficiency efforts. Foreign currency exchange rate fluctuations increased selling, general, and administrative expenses by $4.1 million.

Depreciation and amortization expense was $50.4 million for the first six months of 2018, a 29% decrease from the same period in 2017, primarily attributable to a $14.2 million decrease in our accelerated depreciation associated with our facility consolidation efforts in the first six months of 2018 compared to the prior year period. Foreign currency exchange rates increased depreciation expense by $0.5 million.

Impacting operating expenses for the first six months of 2018 and 2017 were asset impairment charges of $14.2 million and $18.5 million, respectively, and restructuring charges of $17.7 million and $17.9 million, respectively.

Adjusted EBITDA:

In thousands	Three months ended			Six months ended
	June 30, 2018	June 25, 2017	Change	June 30, 2018	June 25, 2017	Change
Operating income (GAAP basis)	$48,998	$52,206	(6%)	$88,163	$95,725	(8%)
Depreciation and amortization	24,157	37,638	(36%)	50,446	71,063	(29%)
Restructuring costs	9,447	6,752	40%	17,724	17,873	(1%)
Asset impairment charges	10,483	14,719	(29%)	14,239	18,497	(23%)
Other items	1,273	(7,195)	***	1,544	(7,374)	***
Adjusted EBITDA (non-GAAP basis)	$94,358	$104,120	(9%)	$172,116	$195,784	(12%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $94.4 million for the second quarter of 2018, a decrease of 9% compared to the same period in 2017. These declines were primarily attributable to declines in print advertising and circulation revenues partially offset by growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $0.5 million attributable to foreign exchange rate changes.

Adjusted EBITDA for our publishing segment was $172.1 million for the first six months of 2018, a decrease of 12% compared to the same period in 2017. These declines were primarily attributable to declines in print advertising and circulation revenues partially offset by growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies. Adjusted EBITDA was favorably impacted by $0.1 million attributable to foreign exchange rate changes.

ReachLocal

A summary of our ReachLocal segment results is presented below:

In thousands	Three months ended			Six months ended
	June 30, 2018	June 25, 2017	Change	June 30, 2018	June 25, 2017	Change
Advertising and marketing services	$100,435	$85,926	17%	$196,923	$163,491	20%
Operating expenses:
Cost of sales	57,633	50,317	15%	112,605	94,895	19%
Selling, general, and administrative expenses	32,636	34,392	(5)%	68,026	64,276	6%
Depreciation and amortization	8,896	8,783	1%	17,409	16,658	5%
Restructuring costs	2,966	323	***	3,505	323	***
Total operating expenses	102,131	93,815	9%	201,545	176,152	14%
Operating loss	$(1,696)	$(7,889)	(79)%	$(4,622)	$(12,661)	(63)%
*** Indicates an absolute value percentage change greater than 100.

As of date	June 30, 2018	December 31, 2017
Active Clients (a)	17,100	18,800
Active Product Units (b)	37,700	37,500
(a) Active Clients is a number calculated to approximate the number of clients served. Active Clients is calculated by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients with the exception of SweetIQ clients. SweetIQ clients are generally reflected as single clients regardless of the number of locations served. Because this number includes clients served through ReachLocal's reseller channel, Active Clients includes entities with which ReachLocal does not have a direct contractual relationship. Numbers are rounded to the nearest hundred and do not include (1) clients at Newsquest using the ReachLocal platform (as ReachLocal does not recognize the revenues associated with these services) and (2) clients from operations which were exited or sold as of the end of the period.
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

Operating revenues:

Quarter ended June 30, 2018 versus quarter ended June 25, 2017

Advertising and marketing services revenues were $100.4 million for the second quarter of 2018, an increase of 17% compared to the same period in 2017, which included advertising and marketing services revenues from international entities of $25.8 million for the second quarter of 2018 as compared to $23.6 million in the same period of 2017. The increase was primarily attributable to the migration of publishing segment customers onto the ReachLocal platform beginning in the second quarter of 2017 and continued growth in sales to the existing publishing segment customer base, which resulted in $16.0 million of revenues recognized for the second quarter of 2018 compared to $4.6 million in the same period of 2017.

Six months ended June 30, 2018 versus six months ended June 25, 2017

Advertising and marketing services revenues were $196.9 million for the first six months of 2018, an increase of 20% compared to the same period in 2017, which included advertising and marketing services revenues from international entities of $51.9 million for the first six months of 2018 as compared to $46.2 million in the same period of 2017. The increase was primarily attributable to the migration of publishing segment customers onto the ReachLocal platform beginning in the second quarter of 2017 and continued growth in sales to the existing publishing segment customer base which resulted in $30.2 million of revenues recognized for the first six months of 2018 compared to $4.6 million in the same period of 2017.

The decrease in Active Clients as of June 30, 2018 as compared to December 31, 2017 is primarily attributable to reductions in smaller and lower spending clients, mostly from our international customer base, and the impact of the sale of ReachLocal's German affiliate in June 2018. The increase in Active Product Units as of June 30, 2018 as compared to December 31, 2017 is primarily attributable to continued cross selling of other ReachLocal products to new and existing bases, partially offset by attrition in Active Clients.

Operating expenses:

Quarter ended June 30, 2018 versus quarter ended June 25, 2017

Cost of sales were $57.6 million for the second quarter of 2018, an increase of 15% compared to the same period in 2017, which included cost of online media acquired from third-party publishers of $45.6 million compared to $39.0 million in the same period in 2017. The increase was attributable to the additional costs associated with a 17% growth in revenue primarily stemming from the migration of publishing segment customers onto the ReachLocal platform.

ReachLocal selling, general, and administrative expenses were $32.6 million for the second quarter of 2018, a decrease of 5% compared to the same period in 2017. This was primarily attributable to a decrease in general and administrative expenses of $1.2 million due to headcount reductions and other cost saving measures.

Depreciation and amortization were $8.9 million for the second quarter of 2018, which was essentially flat as compared to $8.8 million in the second quarter of 2017.

Six months ended June 30, 2018 versus six months ended June 25, 2017

Cost of sales were $112.6 million for the first six months of 2018, an increase of 19% compared to the same period in 2017, which included cost of online media acquired from third-party publishers of $88.7 million compared to $74.3 million in the same period in 2017. The increase was attributable to the additional costs associated with a 20% growth in revenue primarily stemming from the migration of publishing segment customers onto the ReachLocal platform.

ReachLocal selling, general and administrative expenses were $68.0 million for the first six months of 2018, an increase of 6% compared to the same period in 2017. This was primarily attributable to a sales and marketing expense increase of $3.4 million due to higher revenue share costs from revenue growth associated with the continued migration of publishing segment customers.

Depreciation and amortization were $17.4 million for the first six months of 2018 as compared to $16.7 million in the same period in 2017. The increase was primarily attributable to increased amortization of capitalized technology costs of $1.1 million resulting from the acquisition of SweetIQ.

Adjusted EBITDA:

In thousands	Three months ended			Six months ended
	June 30, 2018	June 25, 2017	Change	June 30, 2018	June 25, 2017	Change
Operating loss (GAAP basis)	$(1,696)	$(7,889)	(79)%	$(4,622)	$(12,661)	(63)%
Depreciation and amortization	8,896	8,783	1%	17,409	16,658	5%
Restructuring costs	2,966	323	***	3,505	323	***
Other items	105	—	***	188	43	***
Adjusted EBITDA (non-GAAP basis)	$10,271	$1,217	***	$16,480	$4,363	***
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our ReachLocal segment was $10.3 million for the second quarter of 2018 compared to adjusted EBITDA of $1.2 million in the same period in 2017. In addition, adjusted EBITDA was $16.5 million for the first six months of 2018 compared to adjusted EBITDA of $4.4 million in the same period in 2017. Profitability improved in 2018 due to the migration of our publishing segment customers onto the ReachLocal platform and cost saving measures.

Corporate and other

Corporate operating expenses were $31.0 million for the second quarter of 2018 compared to $34.9 million in the same period in 2017. Included in corporate operating expenses were severance-related charges of $0.2 million and $2.8 million for the second quarter of 2018 and 2017, respectively.

Corporate operating expenses were $69.6 million for the first six months of 2018 compared to $73.5 million in the same period in 2017. Included in corporate operating expenses were severance-related charges of $0.6 million and $4.2 million for the first six months of 2018 and 2017, respectively.

Non-operating expense

Interest expense: Interest expense for the second quarter of 2018 was $5.9 million compared to $3.5 million in the same period in 2017. Interest expense for the first six months of 2018 was $10.4 million compared to $7.7 million in the same period in 2017. The increase in interest expense is due to a higher effective interest rate incurred on our convertible debt, partially offset by a reduced balance on our Credit Facility.

Other non-operating items, net: Our other non-operating income, net, for the second quarter of 2018 was $4.0 million compared to other non-operating expense, net, of $5.3 million in the same period in 2017. The increase in other non-operating income was due primarily to a decrease of $6.5 million in non-operating pension expense and $2.4 million in non-operating gains on the sale of property, plant, and equipment.

Our other non-operating income, net, for the first six months of 2018 was $8.4 million compared to other non-operating expense, net, of $9.2 million in the same period in 2017. The increase in other non-operating income was due primarily to a decrease of $14.7 million in non-operating pension expense and an increase of $3.2 million in non-operating gains on the sale of property, plant, and equipment.

Income tax expense (benefit)

The following table outlines our pre-tax net income and income tax expense amounts:

In thousands	Three months ended		Six months ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
Pre-tax net income	16,207	1,749	15,701	(5,360)
Income tax expense	(99)	2,236	(228)	(2,794)
Effective tax rate	***	***	***	52.1%
*** Indicates a percentage that is not meaningful

The Company benefited from favorable permanent differences such as a tax rate change adjustment due to tax reform of $2.1 million and the release of certain valuation allowances of $1.7 million during the three months ended June 30, 2018, resulting in a lower tax expense compared to three months ended June 25, 2017. Tax expense for the six months ended June 30, 2018 was higher than the comparable period in 2017 due to higher pre-tax net income, a lower tax benefit from share-based compensation, and a lower release of tax reserves compared to prior year.

In December 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses (generated after 2017) to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether offshore earnings are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that will offset the benefits of the rate reduction such as repeal of the domestic production deduction and disallowance of the deduction of performance-based officers’ compensation in excess of $1 million.

In December 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of June 30, 2018, we have not completed our accounting for the tax effects of the enactment of the Tax Act; however, where possible, as described herein, we have made a reasonable estimate of the effects on our existing deferred tax balances and related items and other tax liabilities. In 2017, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. During the six months ended June 30, 2018, we recognized favorable adjustments of $2.1 million to the provisional amounts recorded at December 31, 2017. As we finalize our analysis of these changes, including the impact on our 2017 tax return filing positions throughout the year, we will update our provisional amounts for this re-measurement. The Company is still evaluating the Tax Act’s Global Intangible Low-Taxed Income (GILTI) provisions and has not yet elected an accounting policy.

Net income and diluted earnings per share

Net income was $16.3 million and diluted earnings per share was $0.14 for the second quarter of 2018 compared to a net loss of $0.5 million and a negligible diluted loss per share for the same period in 2017. Net income was $15.9 million and diluted earnings per share was $0.14 for the first six months of 2018 compared to a net loss of $2.6 million and diluted loss per share of $0.02 for the same period in 2017. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility, are expected to provide sufficient liquidity to allow us to pursue strategic acquisitions and simultaneously meet our requirements, including those for investments, expected dividends, and expected share repurchases.

Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2018	2017
Net cash provided by operating activities	$80,530	$129,653
Net cash used for investing activities	(5,289)	(60,452)
Net cash provided by financing activities	13,004	(54,806)
Effect of currency exchange rate change on cash	1,126	(1,670)
Net increase in cash	$89,371	$12,725

Operating cash flows

Our net cash flow from operating activities was $80.5 million for the first six months of 2018, a decrease of $49.1 million compared to the same period in 2017, which is primarily attributable to additional pension and post-retirement contributions of $28.6 million. In addition, for the first six months of 2018, we made tax payments of $5.2 million, compared to tax refunds net of payments of $16.5 million for the same period in 2017. The remainder of the decline in operating activities is due to the overall timing of payments and receipts.

Investing cash flows

Cash flows used for investing activities totaled $5.3 million for the first six months of 2018, primarily consisting of capital expenditures of $27.5 million and payments for investments of $2.6 million, partially offset by proceeds from sale of certain assets of $23.4 million.

Cash flows used for investing activities totaled $60.5 million for the first six months of 2017, primarily consisting of capital expenditures of $29.8 million, payments for acquisitions, net of cash acquired, of $31.5 million. which primarily related to the SweetIQ acquisition, partially offset by proceeds from sale of certain assets of $3.2 million.

Financing cash flows

Cash flows provided by financing activities totaled $13.0 million for the first six months of 2018, primarily consisting of net proceeds from our convertible debt of $195.2 million and proceeds from the sale and leaseback of properties accounted for under the financing method of $41.8 million, partially offset by the net repayments of borrowings under our Credit Facility of $185.0 million, payment of dividends to our shareholders of $36.1 million, and payments for employee taxes withheld from stock awards of $2.8 million.

Cash flows used for financing activities totaled $54.8 million for the first six months of 2017, primarily due to the payment of dividends to our shareholders of $36.4 million, net repayments of borrowings under our Credit Facility of $15.0 million, and payments for employee taxes withheld from stock awards of $3.6 million.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of June 30, 2018.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of June 30, 2018.

As of June 30, 2018, we had $170.0 million in outstanding borrowings under the Credit Facility and $15.3 million of letters of credit outstanding, leaving $314.7 million of availability remaining.

Convertible debt

On April 9, 2018, we completed an offering of 4.75% convertible senior notes, with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.2 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

Upon conversion, we have the option to settle in cash, shares of our common stock, or a combination of the two. Additionally, holders may convert the notes at their option prior to January 15, 2024 only if one or more of the following conditions are present: (1) if, during any 20 of the 30 trading days immediately preceding a quarter end, our common stock trading price is 130% of the stated conversion price, (2) if, during the five business day period after any ten consecutive trading day period, the trading price per $1,000 principal amount of notes is less than 98% of the product of (a) the last reported sale price of the Company's common stock and (b) the conversion rate on each such trading day, or (3) a qualified change in control event occurs. Depending on the nature of the triggering event, the conversion rate may also be subject to adjustment.

For the three and six months ended June 30, 2018, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were considered met during the period.

Additional information

On May 8, 2018, we declared a dividend of $0.16 per share of common stock, which was paid on June 25, 2018, to shareholders of record as of the close of business on June 11, 2018. Furthermore, on July 25, 2018, we declared a dividend of $0.16 per share of common stock, payable on September 24, 2018, to shareholders of record as of the close of business on September 10, 2018.

At June 30, 2018, we remeasured the Newsquest pension plan utilizing the Consumer Prices Index (CPI) rather than the Retail Prices Index (RPI) for inflation. The change in inflation rate along with the increase in the discount rate over the period, the contributions paid, membership experience, and the updating of the demographic assumptions following the completion of the 2018 funding valuation resulted in the recognition of actuarial gains of $33.1 million and a net prior service credit of $103.4 million. The impact of this remeasurement decreased the Newsquest retirement benefit credit by $1.4 million within the consolidated statements of income.

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

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited Condensed consolidated statements of income (loss) are presented below:

In thousands	Three months ended			Six months ended
	June 30, 2018	June 25, 2017	Change	June 30, 2018	June 25, 2017	Change
Net loss (GAAP basis)	$16,306	$(487)	***	$15,929	$(2,566)	***
Benefit for income taxes	(99)	2,236	***	(228)	(2,794)	(92%)
Interest expense	5,935	3,454	72%	10,413	7,709	35%
Other non-operating items, net	(4,042)	5,301	***	(8,353)	9,188	***
Operating income (loss) (GAAP basis)	18,100	10,504	72%	17,761	11,537	54%
Depreciation and amortization	38,378	51,850	(26%)	78,630	98,667	(20%)
Restructuring costs	12,611	9,827	28%	21,910	22,378	(2%)
Asset impairment charges	10,483	14,719	(29%)	14,239	18,497	(23%)
Acquisition-related items	3,022	1,570	92%	3,946	2,593	52%
Other items	3,005	(4,816)	***	4,181	(337)	***
Adjusted EBITDA (non-GAAP basis)	$85,599	$83,654	2%	$140,667	$153,335	(8%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $85.6 million in the second quarter of 2018, a 2% increase compared to the same period in 2017. This increase was primarily attributable to growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $0.5 million of foreign exchange rate changes.

Adjusted EBITDA was $140.7 million in the first six months of 2018, an 8% decrease compared to the same period in 2017. This decline was primarily attributable to declines in print advertising and circulation revenues, which were impacted by one less Sunday during the first six months of 2018 compared to 2017, partially offset by growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies. Adjusted EBITDA was favorably impacted by $0.1 million of foreign exchange rate changes.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited Condensed consolidated statements of income (loss) are presented below:

In thousands, except per share data	Three months ended			Six months ended
	June 30, 2018	June 25, 2017	Change	June 30, 2018	June 25, 2017	Change
Restructuring costs (including accelerated depreciation)	$16,833	$23,625	(29%)	$31,293	$45,957	(32%)
Asset impairment charges	10,483	14,719	(29%)	14,239	18,497	(23%)
Acquisition-related items	3,022	1,570	92%	3,946	2,593	52%
(Gains) losses from non-operating activities	(2,862)	—	***	(2,728)	158	***
Other items	1,272	(4,702)	***	1,986	(3,198)	***
Pretax impact	28,748	35,212	(18%)	48,736	64,007	(24%)
Income tax impact of above items	(7,173)	(13,394)	(46%)	(12,100)	(24,432)	(50%)
Tax benefit	(2,094)	—	***	(2,094)	—	***
Impact of items affecting comparability on net income	$19,481	$21,818	(11%)	$34,542	$39,575	(13%)

Net income (loss) (GAAP basis)	$16,306	$(487)	***	$15,929	$(2,566)	***
Impact of items affecting comparability on net income (loss)	19,481	21,818	(11%)	34,542	39,575	(13%)
Adjusted net income (non-GAAP basis)	$35,787	$21,331	68%	$50,471	$37,009	36%
			—			—
Income (loss) per share - diluted (GAAP basis)	$0.14	$(0.00)	***	$0.14	$(0.02)	***
Impact of items affecting comparability on net income (loss)	0.17	0.18	(6%)	0.29	0.34	(15%)
Adjusted earnings per share - diluted (non-GAAP basis)	$0.31	$0.18	72%	$0.43	$0.32	34%

Diluted weighted average number of common shares outstanding (GAAP basis)	116,219	113,652	2%	116,035	113,574	2%
Diluted weighted average number of common shares outstanding (non-GAAP basis)	116,219	115,918	—%	116,035	115,595	—%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.31 for the second quarter of 2018 compared to $0.18 for the same period in 2017. Adjusted EPS on a fully diluted basis were $0.43 for the first six months of 2018 compared to $0.32 for the same period in 2017. The increase in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA in addition to a decrease in non-operating pension expenses.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

In thousands	Three months ended		Six months ended
	June 30, 2018	June 25, 2017	June 30, 2018	June 25, 2017
Weighted average number of shares outstanding - basic (GAAP basis)	112,946	113,652	112,852	113,574
Effect of dilutive securities (GAAP basis)
Restricted stock units	2,243	—	2,245	—
Performance share units	954	—	855	—
Stock options	76	—	83	—
Weighted average number of shares outstanding - basic and diluted (GAAP basis)	116,219	113,652	116,035	113,574
Effect of dilutive securities (non-GAAP basis)
Restricted stock units	—	1,323	—	1,298
Performance share units	—	825	—	587
Stock options	—	118	—	136
Weighted average number of shares outstanding - diluted (non-GAAP basis)	116,219	115,918	116,035	115,595

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed consolidated statements of cash flows are presented below:

In thousands	Year-to-Date
	2018	2017
Net cash flow provided by operating activities (GAAP basis)	$80,530	$129,653
Capital expenditures	(27,522)	(29,831)
Free cash flow (non-GAAP basis)	$53,008	$99,822

Free cash flow decreased by $46.8 million from 2017 to 2018 due to cash flow from operating activities of $80.5 million in 2018, down $49.1 million compared to the same period in 2017. This decrease is primarily attributable to additional pension and post-retirement contributions of $28.6 million. In addition, for the first six months of 2018, we made tax payments of $5.2 million, compared to tax refunds net of payments of $16.5 million for the same period in 2017. The remainder of the decline in operating activities is due to the overall timing of payments and receipts, partially offset by a decrease in cash outflows for capital expenditures of $2.3 million during 2018 compared to the same period in 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance, and other matters. Forward-looking statements include all statements that are not historical facts. The words "believe," "expect," "estimate," "could," "should," "intend," "may," "plan," "seek," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements" which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to many risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management, is expressed in good faith, and is believed to have a reasonable basis. However, there can be no assurance the expectation or belief will result, be achieved, or be accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events, or circumstances occurring after the date of this report. Factors, risks, trends, and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the statements made under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report and in our 2017 Annual Report on Form 10-K, and the following other factors, risks, trends and uncertainties:

•Our ability to achieve our strategic transformation;
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

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $330.3 million at June 30, 2018 compared to $314.2 million at June 25, 2017. Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the June 30, 2018 exchange rate of 1.32 and at the June 25, 2017 exchange rate of 1.27. Newsquest's financial results were translated at an average rate of 1.37 for the first six months of 2018 and 1.26 for the first six months of 2017.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $1.5 million for the first six months of 2018. In addition, our ReachLocal subsidiary has operating activities denominated in currencies other than the U.S. dollar, including Australian dollar, Canadian dollar, European euro, Japanese yen, Indian rupee, Mexican peso, New Zealand dollar, Singapore dollar, and Brazilian real. A 10% fluctuation in these currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.9 million for the first six months of 2018.

We are also exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding at June 30, 2018, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $0.9 million for first six months of 2018.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2018 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Newsprint supply is becoming increasingly constrained due to consolidation and rationalization in response to declining demand, as well as the recent imposition of anti-dumping and countervailing duties by the U.S. government on Canadian newsprint producers, which has resulted in increased costs to procure newsprint and challenges in obtaining newsprint from suppliers on a timely basis.

Our publishing operations depend significantly upon the continuing availability of newsprint, and our publishing segment's results of operations are affected significantly by changes in newsprint prices. Our newsprint prices recently have been rising, and the supply of newsprint available to us in North America has been rapidly declining, due to several factors including:

•Paper mill closures or conversions to packaging, other grades of paper or specialty products;

•The imposition of significant anti-dumping and countervailing duties on several Canadian newsprint producers. Although the Department of Commerce announced in August 2018 it will reduce duty levels from the higher preliminary rates in effect earlier in the year, the preliminary duties drove prices higher and incentivized affected producers to seek opportunities to sell their newsprint in other markets not subject to duties. We cannot predict whether the reduction in the duty levels will reverse these significant market adjustments. Imports from most Canadian producers will remain frozen for potential later duty adjustments and, despite the reduction in the duty rates, Canadian producers may hesitate to reenter the U.S. market because court appeals may follow the conclusion of the trade proceedings.

•Increased freight costs as a result of our efforts to transport newsprint across the country or from overseas to cover regional gaps in newsprint availability.

In addition to these factors, the price and availability of newsprint could be further impacted by increases in supplier operating expenses due to rising raw material or energy costs or other factors, further reduction in the number of suppliers due to continuing consolidation of North American newsprint mills, and challenges in maintaining our existing relationships with newsprint suppliers. We have also recently experienced increased supply chain disruptions relating to:

•Failures by our suppliers to deliver newsprint ordered by us to our designated sites on a timely basis; and

•Unavailability of trucks or other means of transporting newsprint due to changes in trucking regulations and other factors.

If newsprint prices continue to increase significantly, newsprint remains undersupplied within the U.S for a protracted period, or we continue to experience supply chain disruptions, our publishing segment’s operating expenses may rise, and its results of operations may be materially and adversely affected. We also may, among other actions, be forced to limit the length of certain publications or the frequency with which we print certain publications, which could adversely affect our reputation and advertiser or subscriber retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of May 9, 2018, by and among Gannett Co., Inc., Orca Merger Sub, Inc., WordStream, Inc. and Shareholder Representative Services LLC*	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 10, 2018

2.2	Letter Agreement, dated as of June 20, 2018, by and among Gannett Co., Inc., Orca Merger Sub, Inc., WordStream, Inc. and Shareholder Representative Services LLC	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 2, 2018

10.1	Amendment No. 2 to the Gannett Co., Inc. 2015 Omnibus Incentive Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 9, 2018

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

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

* The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Gannett will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)