Form 10-Q
period 2018-09-30
Gannett Co., Inc.
filed 2018-11-08
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2018, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 113,109,441.

INDEX TO GANNETT CO., INC.
Q3 2018 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$108,563	$120,589
Accounts receivable, net of allowance for doubtful accounts of $11,377 and $11,588	319,300	352,546
Other current assets	148,095	116,713
Total current assets	575,958	589,848
Property, plant and equipment, at cost, net of accumulated depreciation of $1,409,385 and $1,429,515	837,869	933,334
Goodwill	798,721	737,716
Intangible assets, net	197,780	139,654
Deferred income taxes	42,054	102,492
Pension assets	74,734	2,103
Investments and other assets	53,817	64,830
Total assets	$2,580,933	$2,569,977

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$389,153	$387,406
Deferred revenue	125,504	122,791
Other current liabilities	51,050	—
Total current liabilities	565,707	510,197
Postretirement medical and life insurance liabilities	81,242	83,344
Pension liabilities	267,038	421,876
Long-term portion of revolving credit facility	170,000	355,000
Convertible debt	168,011	—
Other noncurrent liabilities	187,146	182,165
Total liabilities	1,439,144	1,552,582
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 118,789,317 shares issued at September 30, 2018 and 117,547,116 shares issued at December 31, 2017	1,188	1,175
Treasury stock at cost, 5,750,000 shares at September 30, 2018 and December 31, 2017	(50,046)	(50,046)
Additional paid-in capital	1,816,354	1,786,941
Accumulated deficit	(89,094)	(64,158)
Accumulated other comprehensive loss	(536,613)	(656,517)
Total equity	1,141,789	1,017,395
Total liabilities and equity	$2,580,933	$2,569,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except per share data

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

Operating revenues:
Advertising and marketing services	$403,374	$429,911	$1,233,849	$1,326,499
Circulation	258,873	264,413	789,265	821,375
Other	49,467	49,950	142,319	144,364
Total operating revenues	711,714	744,274	2,165,433	2,292,238

Operating expenses:
Cost of sales and operating expenses	446,423	471,986	1,355,460	1,452,630
Selling, general and administrative expenses	200,093	203,418	612,235	619,659
Depreciation and amortization	38,427	49,786	117,057	148,453
Restructuring costs	11,535	5,789	33,445	28,167
Asset impairment charges	1,701	1,517	15,940	20,014
Total operating expenses	698,179	732,496	2,134,137	2,268,923
Operating income	13,535	11,778	31,296	23,315

Non-operating income (expenses):
Interest expense	(7,135)	(4,613)	(17,548)	(12,322)
Other non-operating items, net	9,800	(922)	18,153	(10,110)
Total non-operating income (expenses)	2,665	(5,535)	605	(22,432)

Income before income taxes	16,200	6,243	31,901	883
Provision (benefit) for income taxes	2,848	(16,801)	2,620	(19,595)
Net income	$13,352	$23,044	$29,281	$20,478

Earnings per share – basic	$0.12	$0.20	$0.26	$0.18
Earnings per share – diluted	$0.11	$0.20	$0.25	$0.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

Net income	$13,352	$23,044	$29,281	$20,478
Other comprehensive income, before tax:
Foreign currency translation adjustments	(4,016)	30,718	(17,952)	44,675
Pension and other postretirement benefit items:
Prior service cost:
Change in prior service cost	—	—	103,416	—
Amortization of prior service cost	(1,308)	756	(2,113)	2,267
Actuarial gain (loss):
Actuarial gain (loss) arising during the period	—	—	13,240	(500)
Amortization of actuarial loss	15,756	18,222	48,109	54,445
Other	1,819	(27,582)	8,598	(42,807)
Pension and other postretirement benefit items	16,267	(8,604)	171,250	13,405
Other comprehensive income, before tax	12,251	22,114	153,298	58,080
Income tax effect related to components of other comprehensive income	(3,945)	(1,514)	(33,394)	(11,894)
Other comprehensive income, net of tax	8,306	20,600	119,904	46,186
Comprehensive income	$21,658	$43,644	$149,185	$66,664
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Nine months ended
	September 30, 2018	September 24, 2017

Operating activities:
Net income	$29,281	$20,478
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	117,057	148,453
Facility consolidation and asset impairment charges	29,805	22,799
Pension and other postretirement expenses, net of contributions	(66,508)	(36,360)
Stock-based compensation	13,498	14,897
Change in other assets and liabilities, net	18,313	(6,172)
Net cash provided by operating activities	141,446	164,095
Investing activities:
Capital expenditures	(43,863)	(46,884)
Payments for acquisitions, net of cash acquired	(131,150)	(36,540)
Payments for investments	(2,882)	(2,709)
Proceeds from sale of certain assets	28,422	17,293
Changes in other investing activities	—	1,277
Net cash used for investing activities	(149,473)	(67,563)
Financing activities:
Dividends paid	(54,217)	(54,427)
Cost of common shares repurchased	—	(17,379)
Payments for employee taxes withheld from stock awards	(3,295)	(3,903)
Proceeds from borrowings under revolving credit agreement	170,000	35,000
Repayments of borrowings under revolving credit agreement	(355,000)	(60,000)
Proceeds from convertible debt	195,321	—
Proceeds from sale and leaseback transactions	41,791	—
Changes in other financing activities	(90)	101
Net cash used for financing activities	(5,490)	(100,608)
Effect of currency exchange rate change on cash	1,868	117
Decrease in cash, cash equivalents and restricted cash	(11,649)	(3,959)
Balance of cash, cash equivalents, and restricted cash at beginning of period	144,032	138,212
Balance of cash, cash equivalents, and restricted cash at end of period	$132,383	$134,253

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$5,720	$(15,554)
Cash paid for interest	$5,437	$12,056
Non-cash investing and financing activities:
Accrued capital expenditures	$255	$307
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with 160 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform.

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

Beginning in the second quarter of 2018, we have realigned the presentation of web presence and software-as-a-service revenues from other revenues to advertising and marketing services revenues on the Condensed consolidated statements of income. As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $11.3 million and $35.0 million for the three and nine months ended September 30, 2018, respectively. Additionally, advertising and marketing services revenues increased and other revenues decreased $9.1 million and $25.0 million for the three and nine months ended September 24, 2017, respectively. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

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

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first nine months of 2018:

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

Cash and Cash Equivalents, including Statement of Cash Flows and Restricted Cash: We adopted FASB guidance requiring entities to disclose, in their statements of cash flows, the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, restricted cash and restricted cash equivalents must now be included within the total of cash and cash equivalents when reconciling the beginning and end of period totals shown on the statement of cash flows. The guidance was adopted retrospectively, and the impact was not material to our consolidated financial results.

Restricted cash primarily consists of cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance plans. The restrictions will lapse when benefits are paid to plan participants and their beneficiaries as specified in the plans. The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

in thousands	September 30, 2018	December 31, 2017	September 24, 2017
Cash and cash equivalents	$108,563	$120,589	$109,961
Restricted cash included in other current assets	4,615	2,942	3,726
Restricted cash included in investments and other assets	19,205	20,501	20,566
Total cash, cash equivalents, and restricted cash	$132,383	$144,032	$134,253

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

To date, we have made progress in our assessment of the impact of adopting this new guidance, and steps towards implementation have been taken. Specifically, we have selected a software solution to be compatible with our enterprise software system. While development of our selected solution is ongoing, it is not yet fully compliant with the requirements of the standard. If the solution is not remediated in the near term, in order to implement the new standard in a timely manner, we may be required to take alternative actions, which might not be as efficient as an integrated software solution.

Based on our progress to date, we anticipate adopting the standard will have a material impact on our consolidated balance sheets in the form of the recognition of additional right of use assets and lease liabilities for existing operating leases with a lease term greater than twelve months. However, we do not believe adoption will have a material impact on our consolidated statements of income or cash flows. Our preliminary evaluation and conclusions are subject to change as our assessment continues to progress or in the event additional updates to the standard are approved. Our full evaluation is expected to be completed and finalized during the fourth quarter of 2018.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued new guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income, generally described as stranded tax effects, resulting from the Tax Cuts and Jobs Act. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are evaluating the provisions of the updated guidance, assessing the impact on our consolidated financial statements, and currently plan to implement this guidance during the fourth quarter of 2018.

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

Incremental Codification Improvements: In July 2018, the FASB issued new guidance intended to clarify, correct errors in, and improve several unrelated sections of the overall Accounting Standard Codification. Portions of this guidance are effective immediately, with other portions effective for fiscal years beginning after December 15, 2018. Our adoption of the portions of the guidance which were effective immediately did not have a material impact on our consolidated financial results. We are evaluating the provisions of the remaining guidance and assessing the impact on our consolidated financial statements.

Intangibles—Internal-Use Software: In August 2018, the FASB issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is not permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Fair Value Measurement—Disclosure Framework: In August 2018, the FASB issued new guidance that changes disclosure requirements related to fair value measurements as part of the disclosure framework project. The disclosure framework project aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

Compensation—Retirement Plans: In August 2018, the FASB issued new guidance that changes disclosures related to defined benefit pension and other postretirement benefit plans as part of the disclosure framework project. This guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

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

The following table presents our revenues disaggregated by source:

in thousands	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017 (1)	September 30, 2018	September 24, 2017 (1)
Print advertising	$204,023	$244,843	$657,744	$788,745
Digital advertising and marketing services	199,351	185,068	576,105	537,754
Total advertising and marketing services	403,374	429,911	1,233,849	1,326,499
Circulation	258,873	264,413	789,265	821,375
Other	49,467	49,950	142,319	144,364
Total revenues	$711,714	$744,274	$2,165,433	$2,292,238
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Additionally, approximately 13% of our third quarter 2018 revenues and 14% of our year to date 2018 revenues are generated from international locations.

Recognition principles: Our revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Additionally, sales and usage-based taxes are excluded from revenues.

Advertising and marketing services revenues: Our advertising and marketing services revenues include amounts charged to advertisers for space purchased in our newspapers, ads placed on our digital platforms, other advertising products and services such as preprints and direct mail, the provision and sale of online marketing, web presence, and software-as-a-service products through our ReachLocal segment, and revenues from other miscellaneous products and services. Print advertising is recognized in the period when advertising is printed. Digital advertising is recognized when placed on digital platforms either by cost per impression or cost per day. Web presence and software-as-a-service solutions are recognized when the products or services are delivered to the customer. Other advertising product and service revenues are recognized when advertisements or services are delivered.

For online marketing products provided by our ReachLocal segment, we enter into agreements for products in which our clients typically pay in advance and on a monthly basis. These prepayments include all charges for the included technology and any media services, management, third-party content, and other costs and fees. Revenue is then recognized as we purchase media on behalf of the customer and perform other marketing-related services.

For our advertising and marketing services revenues, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) by performing analyses regarding whether we control the provision of specified goods or services before they are transferred to our customers. We report advertising and marketing services revenues gross when we control advertising inventory before it is transferred to the customer. Our control is evidenced by us being primarily responsible or sharing responsibility for the fulfillment of services and maintaining control over transaction pricing.

Certain customers may receive credits, which are accounted for as a separate performance obligation. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We recognize revenue when the performance obligation is satisfied.

Circulation revenues: Our circulation revenues include revenues for content delivered to consumers via print and digital products purchased by readers or distributors. Single copy circulation revenues are recognized on a daily basis as purchased newspapers are distributed, net of provisions for related returns. Circulation revenues from digital and home delivery subscriptions are recognized over the subscription period as the performance obligations are delivered.

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

Deferred revenue: Amounts received from customers in advance of revenue recognition are deferred as liabilities. The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2018 by type of revenue:

in thousands	Nine months ended September 30, 2018
	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$33,986	$88,805	$122,791
Acquired deferred revenue	2,676	—	2,676
Cash receipts	218,602	620,965	839,567
Revenue recognized	(216,782)	(622,748)	(839,530)
Ending balance	$38,482	$87,022	$125,504

The Company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods range between one and twelve months. The remaining deferred revenue balance relates to advertising and other revenue. The $2.7 million increase in deferred revenue as compared to the year ended December 31, 2017 is the result of the acquisition of WordStream as the difference between collections of cash and revenue recognized were negligible.

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

NOTE 3 — Acquisitions

WordStream: In July 2018, our ReachLocal segment completed the acquisition of WordStream, a provider of cloud-based software-as-a-service solutions for local and regional businesses and agencies, for approximately $132.5 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is payable quarterly beginning in the fourth quarter of 2018 through the first quarter of 2020 based upon the achievement of certain revenue targets. Based on WordStream's revenue results, the fair value of the remaining contingent obligation as of September 30, 2018 was estimated at $9.5 million. We financed the transaction through borrowings under our Credit Facility and cash on hand.

The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired net assets and liabilities assumed, deferred income taxes, and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price was assigned to the acquired assets and assumed liabilities as follows:

In thousands
Cash and restricted cash acquired	$20,954
Other current assets	9,159
Property, plant and equipment	1,072
Developed technology	63,030
Customer relationships	21,420
Trade names	1,105
Goodwill	67,483
Total assets acquired	184,223
Current liabilities	3,987
Noncurrent liabilities	17,303
Total liabilities assumed	21,290
Net assets acquired	$162,933

Acquired property, plant, and equipment is depreciated on a straight-line basis over the assets' respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships as well as expected future synergies. Goodwill associated with the acquisition of WordStream is allocated to the ReachLocal segment. We do not expect the purchase price allocated to goodwill and intangibles to be deductible for tax purposes.

SweetIQ: In April 2017, our ReachLocal segment completed the acquisition of SweetIQ, a location and customer engagement software provider, for approximately $31.8 million, net of cash acquired. SweetIQ's customers include businesses with multi-location brands and agencies that target local marketing.

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

Severance-related expenses: We recorded severance-related expenses of $4.6 million and $5.1 million for the three months ended September 30, 2018 and September 24, 2017, respectively. Of the expenses incurred for the three months ended September 30, 2018, $3.9 million related to the publishing segment, $0.4 million related to the ReachLocal segment, and $0.3 million related to the corporate and other category. Of the expenses incurred for the three months ended September 24, 2017, the majority were related to the publishing segment.

We recorded severance-related expenses of $19.6 million and $25.4 million for the nine months ended September 30, 2018 and September 24, 2017, respectively. Of the expenses incurred for the nine months ended September 30, 2018, $16.5 million related to the publishing segment, $2.2 million related to the ReachLocal segment, and $0.9 million related to the corporate and other category. Of the expenses incurred for the nine months ended September 24, 2017, $21.2 million related to the publishing segment, $0.5 million related to the ReachLocal segment, and $3.7 million related to the corporate and other category.

The activity and balance of the severance-related liabilities are as follows:

In thousands	Severance Activities
Balance at December 31, 2017	$10,562
Expense	19,580
Payments	(24,055)
Balance at September 30, 2018	$6,087

Facility consolidation charges and accelerated depreciation: We recorded facility consolidation charges of $7.0 million and $0.7 million for the three months ended September 30, 2018 and September 24, 2017, respectively. Of the charges incurred for the three months ended September 30, 2018, $5.2 million related to the Corporate segment, $1.0 million related to the publishing segment, and the remainder related to the ReachLocal segment. For the three months ended September 24, 2017, all of the charges related to the publishing segment. In addition, we incurred accelerated depreciation of $2.7 million and $14.1 million for the three months ended September 30, 2018 and September 24, 2017, respectively, which is included in depreciation expense. All of these charges related to the publishing segment.

We recorded facility consolidation charges of $13.9 million and $2.8 million for the nine months ended September 30, 2018 and September 24, 2017, respectively. Of the charges incurred for the nine months ended September 30, 2018, $6.1 million related to the publishing segment, $5.3 million related to the Corporate segment, and the remainder related to the ReachLocal segment. For the nine months ended September 24, 2017, all of the charges related to the publishing segment. In addition, we incurred accelerated depreciation of $12.1 million and $37.6 million for the nine months ended September 30, 2018 and September 24, 2017, respectively, which is included in depreciation expense. All of these charges related to the publishing segment.

Asset impairment charges: We recorded charges for asset impairments of $1.7 million and $1.5 million for the three months ended September 30, 2018 and September 24, 2017, respectively, which consisted entirely of impairment charges for property, plant, and equipment. Of the charges incurred for the three months ended September 30, 2018, $1.4 million related to the publishing segment, and the remainder related to the ReachLocal segment. The charges incurred for the three months ended September 24, 2017 all related to the publishing segment.

We recorded charges for asset impairments of $15.9 million and $20.0 million for the nine months ended September 30, 2018 and September 24, 2017, respectively, which consisted entirely of impairment charges for property, plant, and equipment.

Of the charges incurred for the nine months ended September 30, 2018, $15.7 million related to the publishing segment, and the remainder related to the ReachLocal segment. The charges incurred for the nine months ended September 24, 2017 all related to the publishing segment.

Sale of property: In February 2018, we sold property in Nashville, Tennessee and entered into a 15-month rent-free leaseback agreement. The sale generated proceeds of approximately $41.8 million and is accounted for under the financing method. The property, which has a net book value of approximately $11.8 million as of September 30, 2018, remains on the balance sheet and will continue to be depreciated until the lease terminates. We recorded the financing liability within Other current liabilities in the Condensed consolidated balance sheets. The sale, along with any related gain, will be recognized when the lease terminates.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3:1, and our total leverage ratio cannot exceed 3:1, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of September 30, 2018.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of September 30, 2018.

As of September 30, 2018, we had $170.0 million in outstanding borrowings under the Credit Facility and $16.6 million of letters of credit outstanding, leaving $313.4 million of availability remaining.

Convertible debt: On April 9, 2018, we completed an offering of 4.75% convertible senior notes, with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

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

The $201.3 million principal value of the notes was bifurcated into debt and equity components. The $171.1 million liability component is measured at fair value using the present value of its cash flows at a discount rate of 7.91% and is reported as convertible debt in the Condensed consolidated balance sheets. The residual amount of $30.2 million is recorded within additional paid-in capital in the equity section of the Condensed consolidated balance sheets. $6.3 million of debt issuance costs were allocated between liabilities and equity in proportion to the allocation of the principal value of the notes, with $5.4 million allocated to liabilities and $0.9 million allocated to equity. These debt issuance costs will be amortized over the 6-year contractual life of the notes. The unamortized discount totaled $28.3 million as of September 30, 2018, which will be amortized over the remaining contractual life of the notes. For the three and nine months ended September 30, 2018, interest expense on the notes totaled $2.4 million and $4.5 million, respectively. Amortization of debt issuance costs was $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. Amortization of the discount was $1.0 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. The effective interest rate on the liability component of the notes was 7.91% as of September 30, 2018.

For the three and nine months ended September 30, 2018, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were met during the period. Refer to Note 11 — Earnings per share for details on the convertible debt's impact to diluted earnings per share under the treasury stock method.

NOTE 6 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), the Newsquest and Romanes Pension Schemes in the U.K. (U.K. Pension Plans), and other defined benefit retirement plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

In thousands	Three months ended
	September 30, 2018		September 24, 2017
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost - benefits earned during the period	$589	$42	$610	$83
Non-operating expenses:
Interest cost on benefit obligation	24,669	742	27,935	902
Expected return on plan assets	(42,073)	—	(42,657)	—
Amortization of prior service cost	(424)	(884)	1,668	(912)
Amortization of actuarial loss (gain)	15,846	(90)	18,197	25
Total non-operating expenses (credit)	(1,982)	(232)	5,143	15
Total expense (benefit) for retirement plans	$(1,393)	$(190)	$5,753	$98

In thousands	Nine months ended
	September 30, 2018		September 24, 2017
	Pension	Postretirement	Pension	Postretirement
Operating expenses:
Service cost - benefits earned during the period	$1,767	$130	$1,830	$161
Non-operating expenses:
Interest cost on benefit obligation	76,688	2,224	83,309	2,706
Expected return on plan assets	(131,098)	—	(127,035)	—
Amortization of prior service cost	538	(2,651)	5,003	(2,736)
Amortization of actuarial loss (gain)	48,379	(270)	54,368	77
Total non-operating expenses (credit)	(5,493)	(697)	15,645	47
Total expense (benefit) for retirement plans	$(3,726)	$(567)	$17,475	$208

During the nine months ended September 30, 2018, we contributed $55.5 million and $6.7 million to our pension and other postretirement plans, respectively. We expect to contribute approximately $25.0 million to the GRP in 2019 and 2020 as well as $15.0 million in 2021. We also expect to contribute £10.1 million to the U.K. Pension Plans during the remainder of 2018, £24.0 million in 2019, £19.8 million in 2020, and £18.0 million in 2021.

In June 2018, the inflation index used to determine payments to beneficiaries of the Newsquest pension plan was changed from the Retail Prices Index (RPI) to the Consumer Prices Index (CPI). As a result of this change, we remeasured the plan at June 30, 2018 and recognized actuarial gains of $33.1 million during the nine months ended September 30, 2018 and a net prior service credit of $103.4 million within Accumulated other comprehensive loss in the Condensed consolidated balance sheets. The fair value of the funded status at September 30, 2018 was $54.4 million and is presented within Pension assets in the Condensed consolidated balance sheets. This value represents the fair value of the plan assets of $785.2 million net of benefit obligations of $730.8 million.

Pursuant to the aforementioned change in index, we also reassessed the Newsquest plan's actuarial assumptions. As a result of this review, we lowered the rate of return on plan assets from 5.7% to 4.6% and raised the discount rate for the plan from 2.65% to 2.8%.

Retirement plan assets as of September 30, 2018 do not include any shares of our common stock. Retirement plan assets as of December 31, 2017 included approximately 0.6 million shares of our common stock valued at approximately $7.2 million.

NOTE 7 — Income taxes

The following table outlines our pre-tax net income and income tax expense amounts:

In thousands	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Pre-tax net income	16,200	6,243	31,901	883
Income tax expense (benefit)	2,848	(16,801)	2,620	(19,595)
Effective tax rate	17.6%	***	8.2%	***
*** Indicates a percentage that is not meaningful

The Company benefited from favorable permanent differences such as a tax rate change adjustment due to tax reform of $0.5 million and the release of certain valuation allowances of $1.3 million during the three months ended September 30, 2018, resulting in an effective tax rate that is lower than the statutory rate. Tax expense for the three months ended September 24, 2017 is negative because the Company recorded a tax benefit of $20.1 million relating to worthless stock and debt deductions. Tax expense for the nine months ended September 30, 2018 was higher than the comparable period in 2017 due to the one-time permanent benefit of worthless stock and debt deductions recorded in the third quarter of 2017.

In December 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses (generated after 2017) to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates (Transition Tax) regardless of whether offshore earnings are repatriated, a new U.S. tax regime on foreign earnings known as Global Intangible Low-Taxed Income (GILTI), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that will offset the benefits of the rate reduction such as repeal of the domestic production deduction and disallowance of the deduction of performance-based officers’ compensation in excess of $1 million.

In December 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of September 30, 2018, we have finalized our calculation of historical foreign earnings and have concluded that we are not subject to the Transition Tax, resulting in no adjustment to provisional amounts recorded in 2017. In 2017, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. During the nine months ended September 30, 2018, upon further analysis and refinement of our calculation, we have recognized a favorable adjustment of $2.6 million to the provisional amounts recorded at December 31, 2017, which is included as a component of income tax expense from continuing operations. We consider the enactment date remeasurement of deferred tax assets and liabilities with respect to the rate change as it pertains to the federal effective tax rate to be complete. We will continue to analyze and refine our enactment date changes with respect to state effective tax rates. The Company has elected to account for the tax liability from GILTI tax in the year the tax is incurred.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $23.9 million as of September 30, 2018 and $30.1 million as of December 31, 2017. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.3 million as of September 30, 2018 and $0.9 million as of December 31, 2017.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to $2.2 million within the next 12 months primarily due to lapses of statutes of limitations and settlements of ongoing audits in various jurisdictions.

NOTE 8 — Supplemental equity information

The following tables summarize equity activity for the nine months ended September 30, 2018 and September 24, 2017:

In thousands	Nine months ended
	September 30, 2018	September 24, 2017
Balance at beginning of period	$1,017,395	$856,761
Comprehensive income:
Net income	29,281	20,478
Other comprehensive income	119,904	46,186
Total comprehensive income	149,185	66,664
Dividends declared	(54,217)	(54,427)
Convertible debt conversion feature	21,534	—
Stock-based compensation	13,498	14,897
Other activity	(5,606)	(20,226)
Balance at end of period	$1,141,789	$863,669

Changes in our common stock balance consist entirely of new shares issued for the settlement of employee stock awards. Approximately 1.2 million and 0.9 million new shares were issued for the nine months ended September 30, 2018 and September 24, 2017, respectively.

The following table summarizes the components of, and the changes in, Accumulated other comprehensive loss (net of tax):

In thousands	Retirement Plans	Foreign Currency Translation	Total
Balance at December 31, 2017	$(1,000,790)	$344,273	$(656,517)
Other comprehensive income (loss) before reclassifications	103,227	(17,952)	85,275
Amounts reclassified from accumulated other comprehensive loss	34,629	—	34,629
Other comprehensive income	137,856	(17,952)	119,904
Balance at September 30, 2018	$(862,934)	$326,321	$(536,613)

Balance at December 25, 2016	$(1,183,196)	$300,284	$(882,912)
Other comprehensive income (loss) before reclassifications	(34,980)	44,675	9,695
Amounts reclassified from accumulated other comprehensive loss	36,491	—	36,491
Other comprehensive income	1,511	44,675	46,186
Balance at September 24, 2017	$(1,181,685)	$344,959	$(836,726)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 6 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Amortization of prior service credit, net	$(1,308)	$756	$(2,113)	$2,267
Amortization of actuarial loss	15,756	18,222	48,109	54,445
Total reclassifications, before tax	14,448	18,978	45,996	56,712
Income tax effect	(3,600)	(6,755)	(11,367)	(20,221)
Total reclassifications, net of tax	$10,848	$12,223	$34,629	$36,491

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

As of September 30, 2018 and December 31, 2017, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

Contingent earn-out liabilities resulting from business combinations are also recorded at fair value on a recurring basis. The Company's fair value estimate of the earn-out liability related to the Company’s acquisition of WordStream in July 2018 was $9.5 million as of the date of acquisition. The WordStream earnout liability is affected by the expected amount and timing of future revenues, which are Level 3 inputs as they have no observable market. The fair value of the remaining contingent obligation for WordStream as of September 30, 2018 was estimated at $9.5 million.

The Credit Facility is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3. The liability component of the convertible debt is classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a nonrecurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $24.1 million as of September 30, 2018 and $18.9 million as of December 31, 2017.

NOTE 10 — Commitments, contingencies and other matters

Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all recipients of telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The estimated settlements are reflected in our financial statements as of September 30, 2018 and were not material to our results of operations, financial position, or cash flows.

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

NOTE 11 — Earnings per share

The following table is a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted earnings per share (EPS):

In thousands, except per share data	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net income	$13,352	$23,044	$29,281	$20,478

Weighted average number of shares outstanding - basic	113,047	113,253	112,916	113,467
Effect of dilutive securities
Restricted stock units	2,354	1,657	2,282	1,418
Performance share units	802	757	837	643
Stock options	68	107	78	127
Weighted average number of shares outstanding - diluted	116,271	115,774	116,113	115,655

Earnings per share - basic	$0.12	$0.20	$0.26	$0.18
Earnings per share - diluted	$0.11	$0.20	$0.25	$0.18

For the three and nine months ended September 30, 2018, approximately 180,000 and 900,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 24, 2017, approximately 428,000 and 862,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

In accordance with accounting for dilutive securities under the treasury stock method, no shares related to our convertible notes were included in our calculation of diluted EPS for the three and nine months ended September 30, 2018 because no conversion triggers were met during the period.

On July 25, 2018, we declared a dividend of $0.16 per share of common stock, which was paid on September 24, 2018, to shareholders of record as of the close of business on September 10, 2018. Furthermore, on October 17, 2018, we declared a dividend of $0.16 per share of common stock, payable on December 24, 2018, to shareholders of record as of the close of business on December 10, 2018.

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

•
ReachLocal, which consists of our digital marketing solutions subsidiaries ReachLocal, SweetIQ, and WordStream. The results of this segment include advertising and marketing services revenues from our search and display services and web presence and software solutions provided by ReachLocal.

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

The following tables present our segment information:

in thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Three months ended September 30, 2018
Advertising and marketing services - external sales	$293,808	$109,566	$—	$—	$403,374
Advertising and marketing services - intersegment sales	15,967	—	—	(15,967)	—
Circulation	258,873	—	—	—	258,873
Other	47,736	—	1,731	—	49,467
Total revenues	$616,384	$109,566	$1,731	$(15,967)	$711,714

Adjusted EBITDA	$72,739	$17,340	$(19,987)	$—	$70,092

Three months ended September 24, 2017
Advertising and marketing services - external sales	$336,094	$93,817	$—	$—	$429,911
Advertising and marketing services - intersegment sales	11,219	—	—	(11,219)	—
Circulation	264,413	—	—	—	264,413
Other	48,612	—	1,338	—	49,950
Total revenues	$660,338	$93,817	$1,338	$(11,219)	$744,274

Adjusted EBITDA	$87,451	$5,229	$(18,827)	$—	$73,853

in thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Nine months ended September 30, 2018
Advertising and marketing services - external sales	$927,360	$306,489	$—	$—	$1,233,849
Advertising and marketing services - intersegment sales	46,167	—	—	(46,167)	—
Circulation	789,265	—	—	—	789,265
Other	136,803	—	5,516	—	142,319
Total revenues	$1,899,595	$306,489	$5,516	$(46,167)	$2,165,433

Adjusted EBITDA	$244,855	$33,820	$(67,916)	$—	$210,759

Nine months ended September 24, 2017
Advertising and marketing services - external sales	$1,069,244	$257,308	$(53)	$—	$1,326,499
Advertising and marketing services - intersegment sales	15,859	—	—	(15,859)	—
Circulation	821,375	—	—	—	821,375
Other	140,964	—	3,400	—	144,364
Total revenues	$2,047,442	$257,308	$3,347	$(15,859)	$2,292,238

Adjusted EBITDA	$283,235	$9,592	$(65,639)	$—	$227,188

The following table presents our reconciliation of adjusted EBITDA to net income:

In thousands	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net income (GAAP basis)	$13,352	$23,044	$29,281	$20,478
Provision (benefit) for income taxes	2,848	(16,801)	2,620	(19,595)
Interest expense	7,135	4,613	17,548	12,322
Other non-operating items, net	(9,800)	922	(18,153)	10,110
Operating income (GAAP basis)	13,535	11,778	31,296	23,315
Depreciation and amortization	38,427	49,786	117,057	148,453
Restructuring costs	11,535	5,789	33,445	28,167
Asset impairment charges	1,701	1,517	15,940	20,014
Acquisition-related items	3,185	2,059	7,131	4,652
Other items	1,709	2,924	5,890	2,587
Adjusted EBITDA (non-GAAP basis)	$70,092	$73,853	$210,759	$227,188

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

NOTE 13 — Subsequent events

During October and November 2018, we repaid an aggregate of $35.0 million on our revolving credit facility.

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

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with 160 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the company has strong relationships with thousands of marketers in both our U.S. and U.K. markets due to our large local and national sales forces and robust advertising and marketing solutions product suite. The company reports in two operating segments: publishing and ReachLocal.

Certain matters affecting current and future operating results

The following items affect period-over-period comparisons from 2017 and will continue to affect period-over-period comparisons for future results:

Advertising and marketing services revenues

Beginning in the second quarter of 2018, we have realigned the presentation of web presence and software-as-a-service revenues from other revenues to advertising and marketing services revenues on the Condensed consolidated statements of income. As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $11.3 million and $35.0 million for the three and nine months ended September 30, 2018, respectively. Additionally, advertising and marketing services revenues increased and other revenues decreased $9.1 million and $25.0 million for the three and nine months ended September 24, 2017, respectively. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

Acquisitions

WordStream – In July 2018, our ReachLocal segment completed the acquisition of WordStream, a provider of cloud-based software-as-a-service solutions for local and regional businesses and agencies, for $132.5 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is payable in 2019 and 2020 based upon the achievement of certain revenue targets.

SweetIQ – In April 2017, our ReachLocal segment completed the acquisition of SweetIQ, a location and customer engagement software provider, for approximately $31.8 million, net of cash acquired. SweetIQ's customers include businesses with multi-location brands and agencies that target local marketing.

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

In conjunction with these programs, we incurred restructuring costs of $11.5 million and $5.8 million in the third quarter of 2018 and 2017, respectively, and $33.4 million and $28.2 million in the first nine months of 2018 and 2017, respectively. Included in these restructuring costs are severance costs of $4.6 million and $5.1 million for the third quarter of 2018 and 2017, respectively, and $19.6 million and $25.4 million for the first nine months of 2018 and 2017, respectively.

We recorded accelerated depreciation of $2.7 million and $14.1 million in the third quarter of 2018 and 2017, respectively, and $12.1 million and $37.6 million in the first nine months of 2018 and 2017, respectively.

We recorded asset impairment charges of $1.7 million and $1.5 million in the third quarter of 2018 and 2017, respectively, and $15.9 million and $20.0 million in the first nine months of 2018 and 2017, respectively.

Foreign currency

Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period. With respect to Newsquest, results for the third quarter of 2018 were translated from the British pound sterling to U.S. dollars at an average rate of 1.30 compared to 1.31 for the comparable period last year. This change in the exchange rate immaterially impacted third quarter of 2018 revenue comparisons. Newsquest results for the first nine months of 2018 were translated from the British pound sterling to U.S. dollars at an average rate of 1.35 compared to 1.27 for the same period in 2017. This 6% increase in the exchange rate favorably impacted revenue comparisons for the first nine months of 2018 by approximately $13.0 million. Impacts stemming from foreign currency translation gains and losses at our ReachLocal subsidiary unfavorably impacted revenues by $2.2 million for the third quarter of 2018 and by $1.3 million for the first nine months of 2018.

Newsprint supply

The newsprint supply available to U.S. publishers has tightened. In 2017, North American newsprint producers permanently removed production capacity approaching one million metric tonnes per year, and similar production capacity reductions were witnessed outside of North America. In addition, in the first six months of 2018, many Canadian producers were subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S. Those duties were ultimately eliminated by the International Trade Commission in September 2018, but their imposition in the first half of

2018 disrupted the newsprint market by driving prices higher and incentivizing Canadian producers to reduce their shipments of newsprint into the United States.

As a result of the above, newsprint supply continued to be tight, and prices remained elevated in the third quarter of 2018. Newsprint expense at our publishing segment increased 13% in the third quarter of 2018 but remained flat in the first nine months of 2018 as rising prices were offset by declines in circulation volumes and usage.

Outlook for the remainder of 2018

In 2018, we remain focused on executing against our strategic vision of becoming essential for consumers and marketers seeking meaningful community connections across print, digital, and other channels. To further capitalize on this vision, during 2018 we have implemented our previously-announced management organizational realignment to more clearly align our company with our two core customers: marketing clients and consumers. For our marketing solutions offerings, we are focused on enhancing the way we serve local and national marketers by developing a more comprehensive suite of marketing products and services. While print advertising will remain challenged due to market pressures, we anticipate some of that decline will be offset by growth in digital advertising and marketing services revenues. For our consumers, we are focused on growing our audiences and deepening engagement, in part by expanding our spectrum of content beyond traditional news. We will continue to focus on operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs. We also intend to continue to pursue our strategy of growing our business through opportunistic acquisitions and investments in new technology initiatives.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

In thousands, except per share data	Three months ended			Nine months ended
	September 30, 2018	September 24, 2017	Change	September 30, 2018	September 24, 2017	Change
Operating revenues:
Publishing	$616,384	$660,338	(7%)	$1,899,595	$2,047,442	(7%)
ReachLocal	109,566	93,817	17%	306,489	257,308	19%
Corporate and other	1,731	1,338	29%	5,516	3,347	65%
Intersegment eliminations	(15,967)	(11,219)	42%	(46,167)	(15,859)	***
Total operating revenues	711,714	744,274	(4%)	2,165,433	2,292,238	(6%)
Operating expenses:
Publishing	$571,375	$616,699	(7%)	$1,766,383	$1,908,078	(7%)
ReachLocal	107,083	98,024	9%	308,668	274,176	13%
Corporate and other	35,688	28,992	23%	$105,253	$102,528	3%
Intersegment eliminations	(15,967)	(11,219)	42%	(46,167)	(15,859)	***
Total operating expenses	698,179	732,496	(5%)	2,134,137	2,268,923	(6%)
Operating income	13,535	11,778	15%	31,296	23,315	34%
Non-operating income (expense)	2,665	(5,535)	***	605	(22,432)	***
Income before income taxes	16,200	6,243	***	31,901	883	***
Provision (benefit) for income taxes	2,848	(16,801)	***	2,620	(19,595)	***
Net income	$13,352	$23,044	(42%)	$29,281	$20,478	43%

Diluted earnings per share	$0.11	$0.20	(45%)	$0.25	$0.18	39%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues:

Our publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications. Our advertising teams sell local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-

party sites, and digital marketing services such as search advertising offered through and delivered by our ReachLocal segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distributing our publications on our digital platforms. Other revenues are derived mainly from commercial printing and distribution arrangements.

Our ReachLocal segment generates advertising and marketing services revenues through multiple services including search advertising, display advertising, search optimization, social media, website development, web presence products, and software-as-a-service solutions.

Quarter ended September 30, 2018 versus quarter ended September 24, 2017

Total operating revenues were $711.7 million for the third quarter of 2018, a decrease of 4% from the same period in 2017. This decrease was primarily attributable to continued softness in publishing segment advertising and marketing services revenues of $37.5 million reflecting decreased demand for print advertising, as well as declines in circulation revenues of $5.5 million due to lower circulation volumes, partially offset by increases from our strategic pricing programs. These declines in operating revenues were partially offset by the increase in revenues of $15.7 million from ReachLocal, primarily attributable to the acquisition of WordStream and increases in average revenue per customer. Operating revenues also increased by $11.2 million due to one extra Sunday in the third quarter of 2018 compared to the same period in 2017. Foreign currency rate fluctuations negatively affected operating revenues by $2.4 million.

Nine months ended September 30, 2018 versus nine months ended September 24, 2017

Total operating revenues were $2.2 billion for the first nine months of 2018, a decrease of 6% from the same period in 2017. This decrease was primarily attributable to continued softness in publishing segment advertising and marketing services revenues of $111.6 million reflecting decreased demand for print advertising, as well as declines in circulation revenues of $32.1 million due to lower circulation volumes, partially offset by increases from our strategic pricing programs. These declines in operating revenues were partially offset by the increase in revenues of $49.2 million from ReachLocal, primarily attributable to the acquisition of WordStream, the migration of publishing segment customers onto the ReachLocal platform, and increases in average revenue per customer. Foreign currency rate fluctuations positively affected operating revenues by $11.5 million.

Operating expenses:

Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

Quarter ended September 30, 2018 versus quarter ended September 24, 2017

Total operating expenses were $698.2 million for the third quarter of 2018, a decrease of 5% from the same period in 2017. Publishing segment expenses decreased by $45.3 million, primarily attributable to continued cost efficiency efforts and reductions in cost of sales due to lower print advertising and circulation revenues. This decrease was partially offset by an increase in operating expenses from ReachLocal of $9.1 million, primarily attributable to the acquisition of WordStream and higher cost of sales associated with digital marketing services revenue growth. Corporate expenses increased 23% from the same period in 2017 primarily due to $5.2 million of facility consolidation charges. Foreign currency rate fluctuations also decreased expenses by $2.3 million.

Impacting operating expenses for the third quarter of 2018, and included in the numbers above, were restructuring charges of $11.5 million, asset impairment charges of $1.7 million, accelerated depreciation of $2.7 million, and acquisition costs of $3.2 million. Impacting the third quarter of 2017 were asset impairment charges of $1.5 million, accelerated depreciation of $14.1 million, restructuring charges of $5.8 million, and acquisition costs of $2.1 million.

Nine months ended September 30, 2018 versus nine months ended September 24, 2017

Total operating expenses were $2.1 billion for the first nine months of 2018, a decrease of 6% from the same period in 2017. Publishing segment expenses decreased by $141.7 million, primarily attributable to continued cost efficiency efforts and reductions in cost of sales due to lower print advertising and circulation revenues. This decrease was partially offset by an increase in operating expenses from ReachLocal of $34.5 million, primarily attributable to the acquisition of WordStream and the migration of publishing segment customers onto the ReachLocal platform. Corporate expenses increased 3% from the same period in 2017 primarily due to $5.3 million of facility consolidation charges. Foreign currency rate fluctuations also increased expenses by $10.5 million.

Impacting operating expenses for the first nine months of 2018, and included in the numbers above, were restructuring charges of $33.4 million, asset impairment charges of $15.9 million, accelerated depreciation of $12.1 million, and acquisition costs of $7.1 million. Impacting the first nine months of 2017 were accelerated depreciation of $37.6 million, restructuring charges of $28.2 million, asset impairment charges of $20.0 million, and acquisition costs of $4.7 million.

Publishing segment

A summary of our publishing segment results is presented below:

In thousands	Three months ended			Nine months ended
	September 30, 2018	September 24, 2017	Change	September 30, 2018	September 24, 2017	Change
Operating revenues:
Advertising and marketing services	$309,775	$347,313	(11%)	$973,527	$1,085,103	(10%)
Circulation	258,873	264,413	(2%)	789,265	821,375	(4%)
Other	47,736	48,612	(2%)	136,803	140,964	(3%)
Total operating revenues	616,384	660,338	(7%)	1,899,595	2,047,442	(7%)
Operating expenses:
Cost of sales	402,292	424,833	(5%)	1,220,997	1,308,032	(7%)
Selling, general, and administrative expenses	141,352	149,203	(5%)	435,286	449,950	(3%)
Depreciation and amortization	21,382	35,053	(39%)	71,828	106,116	(32%)
Restructuring costs	4,919	6,093	(19%)	22,603	23,966	(6%)
Asset impairment charges	1,430	1,517	(6%)	15,669	20,014	(22%)
Total operating expenses	571,375	616,699	(7%)	1,766,383	1,908,078	(7%)
Operating income	$45,009	$43,639	3%	$133,212	$139,364	(4%)

Operating revenues:

Quarter ended September 30, 2018 versus quarter ended September 24, 2017

Advertising and marketing services revenues were $309.8 million for the third quarter of 2018, a decrease of 11% compared to the same period in 2017, which is primarily attributable to a $40.8 million decline in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry. Partially offsetting this decline was an increase in digital advertising and marketing services revenues of $3.3 million. Advertising and marketing services revenues also increased by $6.3 million due to one extra Sunday in the third quarter of 2018.

Print advertising revenues were $204.0 million for the third quarter of 2018, a decrease of 17% compared to the same period in 2017. Local and national print advertising revenues were $90.7 million and $45.3 million, respectively, for the third quarter of 2018, a decrease of 17% and 20%, respectively, compared to the same period in 2017. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $68.0 million for the third quarter of 2018 decreased 14% compared to the same period in 2017, primarily attributable to declines in the automotive, employment, and real estate categories of $4.3 million, $2.7 million, and $2.5 million, respectively. Overall, print advertising revenues increased by $5.2 million due to one extra Sunday in the third quarter of 2018.

Digital advertising and marketing services revenues were $105.8 million for the third quarter of 2018, an increase of 3% compared to the same period in 2017. Digital media revenues were $67.5 million for the third quarter of 2018, an increase of 1% compared to the same period in 2017, primarily due to growth in national premium and programmatic sales. Digital classified revenues were $18.2 million for the third quarter of 2018, a decrease of 17% compared to the same period in 2017, due to decreases in the digital classified employment and automotive categories of $2.1 million and $0.9 million, respectively. Digital marketing services revenues were $20.1 million for the third quarter of 2018, an increase of $6.1 million compared to the same period in 2017. This increase is attributable to growth in the number of clients and an increase in the average spend per client due to the transition of our local markets to the ReachLocal technology and product platform. Overall, digital advertising and marketing services revenues increased by $1.1 million due to one extra day in the third quarter of 2018 compared to the third quarter of 2017.

Circulation revenues were $258.9 million for the third quarter of 2018, a decrease of 2% compared to the same period in 2017. Print circulation revenues were $199.3 million for the third quarter of 2018, a decrease of 6% from the same period in 2017 due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues, which include allocated digital revenues from full access subscriptions and digital only circulation revenues, were $59.6 million for the third quarter of 2018, a 12% increase from the same period in 2017 primarily due to the refinement of the allocation to digital revenues based on frequency of delivery. Overall, circulation revenues increased by $3.9 million due to one extra Sunday in the third quarter of 2018.

Commercial printing and other revenues of $47.7 million in the third quarter of 2018 decreased 2% compared to the same period in 2017 due to reduced demand consistent with general industry trends. Other revenues accounted for approximately 8% of total revenues for the quarter.

Nine months ended September 30, 2018 versus nine months ended September 24, 2017

Advertising and marketing services revenues were $973.5 million for the first nine months of 2018, a decrease of 10% compared to the same period in 2017, which is primarily attributable to a $131.0 million decline in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry. Partially offsetting this decline was an increase in digital advertising and marketing services revenues of $19.4 million. Foreign currency exchange rates positively affected advertising and marketing services revenues by $8.2 million.

Print advertising revenues were $657.7 million for the first nine months of 2018, a decrease of 17% compared to the same period in 2017. Local and national print advertising revenues were $293.7 million and $142.7 million, respectively, for the first nine months of 2018, a decrease of 17% and 20%, respectively, compared to the same period in 2017. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $221.3 million for the first nine months of 2018 decreased 14% compared to the same period in 2017, primarily attributable to declines in the automotive, employment, and real estate categories of $13.9 million, $8.7 million, and $7.0 million, respectively. Foreign currency exchange rates positively affected print advertising revenues by $5.9 million.

Digital advertising and marketing services revenues were $315.8 million for the first nine months of 2018, an increase of 7% compared to the same period in 2017. Digital media revenues were $200.8 million for the first nine months of 2018, an increase of 6% compared to the same period in 2017, primarily due to growth in national premium and programmatic sales. Digital classified revenues were $57.5 million for the first nine months of 2018, a decrease of 16% compared to the same period in 2017 due to decreases in the digital classified employment and automotive categories of $6.5 million and $3.0 million, respectively. Digital marketing services revenues were $57.5 million for the first nine months of 2018, an increase of $19.6 million compared to the same period in 2017. This increase is attributable to growth in the number of clients and an increase in the average spend per client due to the transition of our local markets to the ReachLocal technology and product platform. Foreign currency exchange rates positively affected total digital advertising and marketing services revenues by $2.2 million.

Circulation revenues were $789.3 million for the first nine months of 2018, a decrease of 4% compared to the same period in 2017. Print circulation revenues were $602.4 million for first nine months of 2018, a decrease of 8% from the same period in 2017, due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues were $186.9 million for the first nine months of 2018, a 13% increase from the same period in 2017 primarily due to the refinement of the allocation to digital revenues based on frequency of delivery. Foreign currency exchange rates positively affected circulation revenues by $3.7 million.

Commercial printing and other revenues of $136.8 million in the first nine months of 2018 decreased 3% compared to the same period in 2017 due to reduced demand consistent with general industry trends. Other revenues accounted for approximately 7% of total revenues for the year.

Operating expenses:

Quarter ended September 30, 2018 versus quarter ended September 24, 2017

Cost of sales were $402.3 million for the third quarter of 2018, a decrease of 5% from the same period in 2017. This decrease is primarily driven by continued cost efficiency efforts and an overall decline in circulation volumes that reduced production and distribution costs.

Total selling, general, and administrative expenses were $141.4 million for the third quarter of 2018, a decrease of 5% from the same period in 2017, primarily attributable to continued company-wide cost efficiency efforts.

Depreciation and amortization expense was $21.4 million for the third quarter of 2018, a 39% decrease from the same period in 2017, primarily attributable to an $11.4 million decrease in accelerated depreciation associated with our facility consolidation efforts in the third quarter of 2018 compared to the prior year period.

Impacting operating expenses for the third quarter of 2018 and 2017 were asset impairment charges of $1.4 million and $1.5 million, respectively, and restructuring charges of $4.9 million and $6.1 million, respectively.

Nine months ended September 30, 2018 versus nine months ended September 24, 2017

Cost of sales were $1.2 billion for the first nine months of 2018, a decrease of 7% from the same period in 2017. This decrease is primarily driven by continued cost efficiency efforts and an overall decline in circulation volumes that reduced production and distribution costs. Foreign currency exchange rate fluctuations increased cost of sales by $6.8 million.

Total selling, general, and administrative expenses were $435.3 million for the first nine months of 2018, a decrease of 3% from the same period in 2017, primarily attributable to continued company-wide cost efficiency efforts. Foreign currency exchange rate fluctuations increased selling, general, and administrative expenses by $4.1 million.

Depreciation and amortization expense was $71.8 million for the first nine months of 2018, a 32% decrease from the same period in 2017, primarily attributable to a $25.5 million decrease in accelerated depreciation associated with our facility consolidation efforts in the first nine months of 2018 compared to the prior year period.

Impacting operating expenses for the first nine months of 2018 and 2017 were asset impairment charges of $15.7 million and $20.0 million, respectively, and restructuring charges of $22.6 million and $24.0 million, respectively.

Publishing segment Adjusted EBITDA:

In thousands	Three months ended			Nine months ended
	September 30, 2018	September 24, 2017	Change	September 30, 2018	September 24, 2017	Change
Operating income (GAAP basis)	$45,009	$43,639	3%	$133,212	$139,364	(4%)
Depreciation and amortization	21,382	35,053	(39%)	71,828	106,116	(32%)
Restructuring costs	4,919	6,093	(19%)	22,603	23,966	(6%)
Asset impairment charges	1,430	1,517	(6%)	15,669	20,014	(22%)
Other items	(1)	1,149	***	1,543	(6,225)	***
Adjusted EBITDA (non-GAAP basis)	$72,739	$87,451	(17%)	$244,855	$283,235	(14%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $72.7 million for the third quarter of 2018, a decrease of 17% compared to the same period in 2017. This decline was primarily attributable to declines in print advertising and circulation revenues partially offset by modest growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies.

Adjusted EBITDA for our publishing segment was $244.9 million for the first nine months of 2018, a decrease of 14% compared to the same period in 2017. This decline was primarily attributable to declines in print advertising and circulation revenues partially offset by growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies. Adjusted EBITDA was favorably impacted by $0.8 million attributable to foreign exchange rate changes.

ReachLocal

A summary of our ReachLocal segment results is presented below:

In thousands	Three months ended			Nine months ended
	September 30, 2018	September 24, 2017	Change	September 30, 2018	September 24, 2017	Change
Advertising and marketing services	$109,566	$93,817	17%	$306,489	$257,308	19%
Operating expenses:
Cost of sales	56,019	54,939	2%	168,624	149,834	13%
Selling, general, and administrative expenses	37,538	34,048	10%	105,564	98,324	7%
Depreciation and amortization	12,096	8,846	37%	29,505	25,504	16%
Restructuring costs	1,159	191	***	4,704	514	***
Asset impairment charges	271	—	***	271	—	***
Total operating expenses	107,083	98,024	9%	308,668	274,176	13%
Operating income (loss)	$2,483	$(4,207)	***	$(2,179)	$(16,868)	(87)%
*** Indicates an absolute value percentage change greater than 100.

As of date	September 30, 2018	December 31, 2017
Active Clients (a)	21,600	18,800
Active Product Units (b)	42,300	37,500
(a) Active Clients is a number calculated to approximate the number of clients served. Active Clients is calculated by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients with the exception of SweetIQ and WordStream clients. SweetIQ and WordStream clients are generally reflected as single clients regardless of the number of locations served. Because this number includes clients served through ReachLocal's reseller channel, Active Clients includes entities with which ReachLocal does not have a direct contractual relationship. Numbers are rounded to the nearest hundred and do not include (1) clients at Newsquest using the ReachLocal platform (as ReachLocal does not recognize the revenues associated with these services) and (2) clients from operations which were exited or sold as of the end of the period.
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

Operating revenues:

Quarter ended September 30, 2018 versus quarter ended September 24, 2017

Advertising and marketing services revenues were $109.6 million for the third quarter of 2018, an increase of 17% compared to the same period in 2017, which included revenues from international entities of $23.1 million for the third quarter of 2018 as compared to $24.8 million in the same period of 2017. The increase was primarily attributable to revenues from WordStream of $14.0 million and continued growth in sales to the existing publishing segment customer base, which resulted in $16.0 million of revenues recognized for the third quarter of 2018 compared to $11.2 million in the same period of 2017.

Nine months ended September 30, 2018 versus nine months ended September 24, 2017

Advertising and marketing services revenues were $306.5 million for the first nine months of 2018, an increase of 19% compared to the same period in 2017, which included revenues from international entities of $75.5 million for the first nine months of 2018 as compared to $71.8 million in the same period of 2017. The increase was primarily attributable to the migration of publishing segment customers onto the ReachLocal platform beginning in the second quarter of 2017 and continued growth in sales to the existing publishing segment customer base which resulted in $46.2 million of revenues recognized for the first nine months of 2018 compared to $15.9 million in the same period of 2017. In addition, WordStream contributed revenues of $14.0 million for the first nine months of 2018.

The increase in Active Clients as of September 30, 2018 as compared to December 31, 2017 is primarily attributable to the addition of WordStream clients, partially offset by reductions in smaller and lower spending clients, mostly from our international customer base, and the impact of the sale of ReachLocal's German affiliate in the year. The increase in Active

Product Units as of September 30, 2018 as compared to December 31, 2017 is primarily attributable to the addition of WordStream and continued cross selling of other ReachLocal products to new and existing bases, partially offset by attrition in Active Clients.

Operating expenses:

Quarter ended September 30, 2018 versus quarter ended September 24, 2017

Cost of sales were $56.0 million for the third quarter of 2018, an increase of 2% compared to the same period in 2017, which included cost of online media acquired from third-party publishers of $43.2 million compared to $43.0 million in the same period in 2017. The increase was attributable to cost of sales from the acquisition of WordStream and additional costs associated with the migration of publishing segment customers onto the ReachLocal platform.

ReachLocal selling, general, and administrative expenses were $37.5 million for the third quarter of 2018, an increase of 10% compared to the same period in 2017. This was primarily attributable to an increase of $8.2 million due to selling, general, and administrative expenses from the addition of WordStream, partially offset by a decrease in selling expenses from the shutdown of operations in Europe and other cost reduction efforts.

Depreciation and amortization were $12.1 million for the third quarter of 2018, an increase of 37% compared to the same period in 2017. This increase was primarily attributable to amortization related to the WordStream acquisition.

Nine months ended September 30, 2018 versus nine months ended September 24, 2017

Cost of sales were $168.6 million for the first nine months of 2018, an increase of 13% compared to the same period in 2017, which included cost of online media acquired from third-party publishers of $131.9 million compared to $117.3 million in the same period in 2017. The increase was attributable to the additional costs associated with a 19% growth in revenue primarily stemming from the migration of publishing segment customers onto the ReachLocal platform as well as cost of sales from the addition of WordStream.

ReachLocal selling, general and administrative expenses were $105.6 million for the first nine months of 2018, an increase of 7% compared to the same period in 2017. This was primarily attributable to an increase of $8.2 million due to selling, general, and administrative expenses from the addition of WordStream, partially offset by a decrease in selling expenses from the shutdown of operations in Europe and other cost reduction efforts.

Depreciation and amortization were $29.5 million for the first nine months of 2018 as compared to $25.5 million in the same period in 2017. The increase was primarily attributable to increased amortization of intangible assets of $3.9 million resulting from the acquisitions of SweetIQ and WordStream.

ReachLocal segment Adjusted EBITDA:

In thousands	Three months ended			Nine months ended
	September 30, 2018	September 24, 2017	Change	September 30, 2018	September 24, 2017	Change
Operating income (loss) (GAAP basis)	$2,483	$(4,207)	***	$(2,179)	$(16,868)	(87)%
Depreciation and amortization	12,096	8,846	37%	29,505	25,504	16%
Restructuring costs	1,159	191	***	4,704	514	***
Asset impairment charges	271	—	***	271	—	***
Other items	1,331	399	***	1,519	442	***
Adjusted EBITDA (non-GAAP basis)	$17,340	$5,229	***	$33,820	$9,592	***
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our ReachLocal segment was $17.3 million for the third quarter of 2018 compared to adjusted EBITDA of $5.2 million in the same period in 2017. In addition, adjusted EBITDA was $33.8 million for the first nine months of 2018 compared to adjusted EBITDA of $9.6 million in the same period in 2017. Profitability improved in 2018 due to the addition of the higher margin WordStream business, the scaling of revenues on the ReachLocal platform, and growth in average revenue per customer.

Corporate and other

Corporate operating expenses were $35.7 million for the third quarter of 2018 compared to $29.0 million in the same period in 2017. Included in corporate operating expenses were $5.2 million of facility consolidation charges and $0.3 million of severance-related charges for the third quarter of 2018.

Corporate operating expenses were $105.3 million for the first nine months of 2018 compared to $102.5 million in the same period in 2017. Included in corporate operating expenses were $5.3 million of facility consolidation charges and severance-related charges of $0.9 million and $3.7 million for the first nine months of 2018 and 2017, respectively.

Non-operating expense

Interest expense: Interest expense for the third quarter of 2018 was $7.1 million compared to $4.6 million in the same period in 2017. Interest expense for the first nine months of 2018 was $17.5 million compared to $12.3 million in the same period in 2017. The increase in interest expense is due to a higher effective interest rate incurred on our convertible debt, partially offset by a reduced balance on our Credit Facility.

Other non-operating items, net: Our other non-operating income, net, for the third quarter of 2018 was $9.8 million compared to other non-operating expense, net, of $0.9 million in the same period in 2017. The increase in other non-operating income was due primarily to a decrease of $7.4 million in non-operating pension expense and $0.5 million in non-operating gains on the sale of property, plant, and equipment.

Our other non-operating income, net, for the first nine months of 2018 was $18.2 million compared to other non-operating expense, net, of $10.1 million in the same period in 2017. The increase in other non-operating income was due primarily to a decrease of $21.9 million in non-operating pension expense and an increase of $3.8 million in non-operating gains on the sale of property, plant, and equipment.

Income tax expense (benefit)

The following table outlines our pre-tax net income and income tax expense amounts:

In thousands	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Pre-tax net income	$16,200	$6,243	$31,901	$883
Income tax expense (benefit)	2,848	(16,801)	2,620	(19,595)
Effective tax rate	17.6%	***	8.2%	***
*** Indicates a percentage that is not meaningful

The Company benefited from favorable permanent differences such as a tax rate change adjustment due to tax reform of $0.5 million and the release of certain valuation allowances of $1.3 million during the three months ended September 30, 2018, resulting in an effective tax rate that is lower than the statutory rate. Tax expense for the three months ended September 24, 2017 is negative because the Company recorded a tax benefit of $20.1 million relating to worthless stock and debt deductions. Tax expense for the nine months ended September 30, 2018 was higher than the comparable period in 2017 due to the one-time permanent benefit of worthless stock and debt deductions recorded in the third quarter of 2017.

In December 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses (generated after 2017) to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates (Transition Tax) regardless of whether offshore earnings are repatriated, a new U.S. tax regime on foreign earnings known as Global Intangible Low-Taxed Income (GILTI), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that will offset the benefits of the rate reduction such as repeal of the domestic production deduction and disallowance of the deduction of performance-based officers’ compensation in excess of $1 million.

In December 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of September 30, 2018, we have finalized our calculation of historical foreign earnings and have concluded that we are not subject to the Transition Tax, resulting in no adjustment to provisional amounts recorded in 2017. In 2017, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. During the nine months ended September 30, 2018, we recognized favorable adjustments of $2.6 million to the provisional amounts recorded at December 31, 2017. We consider the enactment date remeasurement of deferred tax assets and liabilities with respect to the rate change as it pertains to the federal effective tax rate to be complete. We will continue to analyze and refine our enactment date changes with respect to state effective tax rates. The Company has elected to account for the tax liability from GILTI tax in the year the tax is incurred.

Net income and diluted earnings per share

Net income was $13.4 million and diluted earnings per share were $0.11 for the third quarter of 2018 compared to net income of $23.0 million and $0.20 diluted earnings per share for the same period in 2017. Net income was $29.3 million and diluted earnings per share were $0.25 for the first nine months of 2018 compared to net income of $20.5 million and diluted income per share of $0.18 for the same period in 2017. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility, are expected to provide sufficient liquidity to allow us to pursue strategic acquisitions and simultaneously meet our requirements, including those for investments, expected dividends, and expected share repurchases.

Details of our cash flows are included in the table below:

In thousands	Year-to-date
	2018	2017
Net cash provided by operating activities	$141,446	$164,095
Net cash used for investing activities	(149,473)	(67,563)
Net cash used for financing activities	(5,490)	(100,608)
Effect of currency exchange rate change on cash	1,868	117
Net decrease in cash	$(11,649)	$(3,959)

Operating cash flows

Our net cash flow from operating activities was $141.4 million for the first nine months of 2018, a decrease of $22.6 million compared to the same period in 2017, which is primarily attributable to additional pension and postretirement contributions of $8.2 million. In addition, for the first nine months of 2018, we made tax payments of $5.7 million, compared to tax refunds, net of payments, of $15.6 million for the same period in 2017. The remainder of the change in operating activities is due to the overall timing of payments and receipts.

Investing cash flows

Cash flows used for investing activities totaled $149.5 million for the first nine months of 2018, primarily consisting of payments for acquisitions, net of cash acquired, of $131.2 million, primarily related to the WordStream acquisition, capital expenditures of $43.9 million and payments for investments of $2.9 million, partially offset by proceeds from the sale of certain assets of $28.4 million.

Cash flows used for investing activities totaled $67.6 million for the first nine months of 2017, primarily consisting of capital expenditures of $46.9 million, payments for acquisitions, net of cash acquired, of $36.5 million, primarily related to the SweetIQ acquisition, partially offset by proceeds from the sale of certain assets of $17.3 million.

Financing cash flows

Cash flows used for financing activities totaled $5.5 million for the first nine months of 2018, primarily consisting of the net repayments of borrowings under our Credit Facility of $185.0 million, payment of dividends to our shareholders of $54.2 million, and payments for employee taxes withheld from stock awards of $3.3 million, partially offset by net proceeds from our convertible debt of $195.3 million and proceeds from the sale and leaseback of properties accounted for under the financing method of $41.8 million.

Cash flows used for financing activities totaled $100.6 million for the first nine months of 2017, primarily due to the payment of dividends to our shareholders of $54.4 million, net repayments of borrowings under our Credit Facility of $25.0 million, share repurchases of $17.4 million, and payments for employee taxes withheld from stock awards of $3.9 million.

Revolving credit facility

We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million. Under the Credit Facility, we may borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the one month LIBOR rate plus 1.00% (ABR loan). The applicable margin is determined based on our total leverage ratio but differs between LIBOR loans and ABR loans. For LIBOR-based borrowing, the margin varies from 2.00% to 2.50%. For ABR-based borrowing, the margin varies from 1.00% to 1.50%. Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility matures on June 29, 2020.

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

Under the Credit Facility, our consolidated interest coverage ratio cannot be less than 3:1, and our total leverage ratio cannot exceed 3:1, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with all financial covenants under the Credit Facility as of September 30, 2018.

The Credit Facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of September 30, 2018.

As of September 30, 2018, we had $170.0 million in outstanding borrowings under the Credit Facility and $16.6 million of letters of credit outstanding, leaving $313.4 million of availability remaining.

Convertible debt

On April 9, 2018, we completed an offering of 4.75% convertible senior notes, with an initial offering size of $175.0 million aggregate principal amount. As part of the offering, the initial purchaser of the notes exercised its option to purchase an additional $26.3 million aggregate principal amount of notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. Interest on the notes is payable semi-annually in arrears. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

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

For the three and nine months ended September 30, 2018, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were considered met during the period.

Additional information

At June 30, 2018, we remeasured the Newsquest pension plan utilizing the Consumer Prices Index (CPI) rather than the Retail Prices Index (RPI) for inflation. The change in inflation rate along with the increase in the discount rate over the period, the contributions paid, membership experience, and the updating of the demographic assumptions following the completion of the 2018 funding valuation resulted in the recognition of actuarial gains of $33.1 million and a net prior service credit of $103.4 million. During the second half of 2018, the impact of this remeasurement will decrease the Newsquest retirement benefit credit by $1.4 million within the consolidated statements of income.

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

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited Condensed consolidated statements of income are presented below:

In thousands	Three months ended			Nine months ended
	September 30, 2018	September 24, 2017	Change	September 30, 2018	September 24, 2017	Change
Net income (GAAP basis)	$13,352	$23,044	(42%)	$29,281	$20,478	43%
Provision (benefit) for income taxes	2,848	(16,801)	***	2,620	(19,595)	***
Interest expense	7,135	4,613	55%	17,548	12,322	42%
Other non-operating items, net	(9,800)	922	***	(18,153)	10,110	***
Operating income (loss) (GAAP basis)	13,535	11,778	15%	31,296	23,315	34%
Depreciation and amortization	38,427	49,786	(23%)	117,057	148,453	(21%)
Restructuring costs	11,535	5,789	99%	33,445	28,167	19%
Asset impairment charges	1,701	1,517	12%	15,940	20,014	(20%)
Acquisition-related items	3,185	2,059	55%	7,131	4,652	53%
Other items	1,709	2,924	(42%)	5,890	2,587	***
Adjusted EBITDA (non-GAAP basis)	$70,092	$73,853	(5%)	$210,759	$227,188	(7%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $70.1 million in the third quarter of 2018, a 5% decrease compared to the same period in 2017. This decline was primarily attributable to declines in print advertising and circulation revenues, partially offset by growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies.

Adjusted EBITDA was $210.8 million in the first nine months of 2018, a 7% decrease compared to the same period in 2017. This decline was primarily attributable to declines in print advertising and circulation revenues, partially offset by growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies. Adjusted EBITDA was favorably impacted by $0.8 million due to foreign exchange rate changes.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited Condensed consolidated statements of income are presented below:

In thousands, except per share data	Three months ended			Nine months ended
	September 30, 2018	September 24, 2017	Change	September 30, 2018	September 24, 2017	Change
Restructuring costs (including accelerated depreciation)	$13,665	$19,841	(31%)	$41,722	$65,798	(37%)
Asset impairment charges	1,701	1,517	12%	15,940	20,014	(20%)
Acquisition-related items	3,186	2,059	55%	7,131	4,652	53%
(Gains) losses from non-operating activities	(5,510)	857	***	(5,002)	1,015	***
Other items	1,522	19	***	3,508	(3,179)	***
Pretax impact	14,564	24,293	(40%)	63,299	88,300	(28%)
Income tax impact of above items	(4,062)	(8,863)	(54%)	(16,161)	(33,295)	(51%)
Tax benefit	(529)	(20,086)	(97%)	(2,623)	(20,086)	(87%)
Impact of items affecting comparability on net income	$9,973	$(4,656)	***	$44,515	$34,919	27%

Net income (loss) (GAAP basis)	$13,352	$23,044	(42%)	$29,281	$20,478	43%
Impact of items affecting comparability on net income (loss)	9,973	(4,656)	***	44,515	34,919	27%
Adjusted net income (non-GAAP basis)	$23,325	$18,388	27%	$73,796	$55,397	33%

Income per share - diluted (GAAP basis)	$0.11	$0.20	(45%)	$0.25	$0.18	39%
Impact of items affecting comparability on net income (loss)	0.09	(0.04)	***	0.39	0.30	30%
Adjusted earnings per share - diluted (non-GAAP basis)	$0.20	$0.16	25%	$0.64	$0.48	33%

Diluted weighted average number of common shares outstanding (GAAP basis)	116,271	115,774	—%	116,113	115,655	—%
Diluted weighted average number of common shares outstanding (non-GAAP basis)	116,271	115,774	—%	116,113	115,655	—%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.20 for the third quarter of 2018 compared to $0.16 for the same period in 2017. Adjusted EPS on a fully diluted basis were $0.64 for the first nine months of 2018 compared to $0.48 for the same period in 2017. The increase in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA in addition to a decrease in non-operating pension expenses.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

In thousands	Three months ended		Nine months ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Weighted average number of shares outstanding - basic (GAAP basis)	113,047	113,253	112,916	113,467
Effect of dilutive securities (GAAP basis)
Restricted stock units	2,354	1,657	2,282	1,418
Performance share units	802	757	837	643
Stock options	68	107	78	127
Weighted average number of shares outstanding - diluted (GAAP and non-GAAP basis)	116,271	115,774	116,113	115,655

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed consolidated statements of cash flows are presented below:

In thousands	Year-to-Date
	2018	2017
Net cash flow provided by operating activities (GAAP basis)	$141,446	$164,095
Capital expenditures	(43,863)	(46,884)
Free cash flow (non-GAAP basis)	$97,583	$117,211

Free cash flow decreased by $19.6 million from 2017 to 2018 due to cash flow from operating activities of $141.4 million in 2018, down $22.6 million compared to the same period in 2017. This decrease is primarily attributable to additional pension and postretirement contributions of $8.2 million. In addition, for the first nine months of 2018, we made tax payments of $5.7 million, compared to tax refunds, net of payments, of $15.6 million for the same period in 2017. The remainder of the change in free cash flow from operating activities is due to the overall timing of payments and receipts, partially offset by a decrease in cash outflows for capital expenditures of $3.0 million during 2018 compared to the same period in 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $326.3 million at September 30, 2018 compared to $345.0 million at September 24, 2017. Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the September 30, 2018 exchange rate of 1.30 and at the September 24, 2017 exchange rate of 1.35. Newsquest's financial results were translated at an average rate of 1.35 for the first nine months of 2018 and 1.27 for the first nine months of 2017.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $2.2 million for the first nine months of 2018. In addition, our ReachLocal segment has operating activities denominated in currencies other than the U.S. dollar, including Australian dollar, Canadian dollar, European euro, Japanese yen, Indian rupee, Mexican peso, New Zealand dollar, Singapore dollar, and Brazilian real. A 10% fluctuation in these currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $1.0 million for the first nine months of 2018.

We are also exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding at September 30, 2018, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $1.3 million for first nine months of 2018.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2018 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 1A. Risk Factors

During the quarter ended September 30, 2018, there were no material changes from the risk factors described in the "Risk Factors" section of our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits

10-1	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals, Amendment No. 3, effective as of July 31, 2018	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on August 1, 2018

10-2	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals, Amendment No. 4, effective as of October 17, 2018	Filed herewith.

10-3	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals, Amendment No. 2, effective as of July 31, 2018	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on August 1, 2018

10-4	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals, Amendment No. 3, effective as of October 17, 2018	Filed herewith.

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the fiscal quarters and nine months ended September 30, 2018 and September 24, 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters and nine months ended September 30, 2018 and September 24, 2017, (iv) Unaudited Condensed Consolidated Cash Flow Statements for the nine months ended September 30, 2018 and September 24, 2017, and (v) Unaudited Notes to Condensed Consolidated Financial Statements
Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)