Form 10-K
period 2018-12-31
Gannett Co., Inc.
filed 2019-02-27
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on The New York Stock Exchange on June 29, 2018 was $1,263,846,668. The registrant has no non-voting common equity.
As of February 22, 2019, 114,464,701 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders for 2019 is incorporated by reference in Part III to the extent described therein.

INDEX TO GANNETT CO., INC.
2018 FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses.

Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY (USAT) and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with more than 150 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the company has strong relationships with thousands of marketers in both our U.S. and U.K. markets due to our large local and national sales forces and a robust advertising and marketing solutions product suite. The company reports in two operating segments, publishing and ReachLocal, plus a corporate and other category. A full description of our segments is included in Note 14 — Segment reporting of the notes to the consolidated financial statements.

The company has made both internal and external digital investments to align with the shift in spending habits to digital products by both consumers and marketers. In 2018, we acquired WordStream, Inc. (WordStream), a self-service, software-as-a-solution digital marketing services company that broadened our product suite and expanded our client base. In 2018, total digital revenues were $1.1 billion, or 36% of total company revenues. The USA TODAY NETWORK, with more than 3,200 journalists, averaged approximately 126 million(a) (see "References" section below) monthly unique visitors who access content through desktops, smartphones, and tablets. In November 2018, the company achieved a record 133 million(a) unique digital visitors in the U.S. In the U.K., Newsquest is a publishing and digital leader with approximately 800 journalists and a network of web sites that attracts over 25 million(b) unique visitors monthly.

Publishing Segment

Our publishing segment comprises the USA TODAY NETWORK (as described above) and Newsquest. Since its introduction in 1982, USA TODAY has been a cornerstone of the national news landscape and is a recognizable and respected brand. Through the execution of our business strategy since our spin-off, we have taken a series of steps that have culminated in the creation of the USA TODAY NETWORK.

•In 2015, we leveraged the strong USA TODAY brand and created the USA TODAY NETWORK, the largest local to national media network in the country, with full-scale content sharing capabilities across all sites.

•In 2017, we started a branding refresh of our print and digital products across our U.S. markets with the goal to unify our digital network, modernize our visual storytelling, create a more contemporary look for our advertisers and partnerships, and attract new audiences.

•In 2018, we completed the brand refresh and were recognized with several awards, including “Best Global New Print Product” as awarded by the International News Media Association. Additionally, the USA TODAY NETWORK was awarded three Pulitzer Prizes in 2018 for local reporting, editorial writing, and explanatory journalism, highlighting our ability to integrate in-depth reporting with cutting edge technology. We also expanded the size of our investigative journalism team and launched “The City,” named one of Apple's Best Podcasts in 2018.

•In 2018, we also launched LOCALiQ, our new data-driven, marketing solutions brand which packages together all of our advertising and marketing capabilities including products such as search engine marketing, display retargeting, location and reputation management, and website development.

The scale of our consumer audience across our publishing business makes us an attractive marketing partner to various national and local businesses trying to reach consumers. We are the leading newspaper publisher in the U.S. in terms of circulation and have the fourth largest digital audience in the News and Information category based on December 2018 Comscore Media Metrics; per those metrics, our content reaches more people digitally than Fox News, CBSnews.com, New York Times Digital, BuzzFeed.com, or WashingtonPost.com.(a)

•At our U.S. local publishing operations, the average daily print readership is approximately 11 million on Sundays and 5 million daily Monday through Saturday, while the digital audience averages nearly 45 million(a) unique visitors per month. At our flagship brand, USA TODAY, print readership averages over 1.6 million daily Monday to Friday, while the digital audience averages approximately 81 million(a) unique visitors per month. While our print audience tends to skew to an older demographic, our digital audience skews younger as evidenced by 47%(a) of the total U.S. digital millennial audience (ages 18 - 34) accessing USA TODAY NETWORK content monthly.

•In the U.K., our wholly-owned subsidiary Newsquest has a total average print readership of over 8 million every week. Newsquest’s digital audience in 2018 had an average of 25.3 million(b) monthly unique users.

As digital media consumption shifts to mobile devices and social media, our audiences on these platforms continue to grow. The USA TODAY NETWORK consistently ranks in the top three in mobile web unique visitors in the News and Information category, finishing December 2018 at #1(a). Total mobile web page views for the USA TODAY NETWORK grew 10%(b) in December 2018, evidence our content successfully resonates on mobile devices. On social platforms, we focus on creating franchises to drive user engagement and had great success with our "Kind" brands (Animalkind, Humankind, and Militarykind). In 2018, the Kind brands produced 5.1 billion(c) video views and added more than 8.9 million followers. These results show that regardless of platform, our content drives engagement. At Newsquest, mobile monthly unique users also increased 1%(b) and mobile article page views grew 3%(b) in 2018 on a year-over-year basis.

The publishing segment generates revenue primarily through advertising and subscriptions to our print and digital publications and to a lesser extent commercial printing and distribution, marketing, and data services. USA TODAY and our local publications have developed an efficient operating model utilizing integrated shared support for back-office operations such as financial services and accounting, content design and layout services, print and digital creative development, and certain sales and service platforms. This model also serves as a point of leverage and synergy opportunity with respect to businesses acquired by the company.

Advertising: In 2018, publishing segment advertising and marketing services revenues of $1.3 billion comprised 51% of total publishing segment revenues, down from 53% in 2017. We track our print advertising in three primary categories: local, national, and classified. Below are descriptions of the three categories:

•Local advertising is associated with local merchants or locally owned businesses. Ads run in our print products, such as our daily or non-daily publications, and are either run-of-press (ROP) or preprinted inserts (typically stand-alone, multiple page fliers inserted into daily and Sunday print products).

•National advertising is principally associated with advertisers who are promoting national products or brands. Examples are retailers, commercial banks, airlines, and telecom. It also includes national brands that advertise in our local markets. Similar to local, ads are either ROP or preprints.

•Classified advertising includes the major categories of automotive, employment, legal, and real estate/rentals. Advertising for classified segments is published in the classified sections or other sections within the publication and in certain magazines.

In 2018, we split our digital advertising and marketing services revenues into three main categories: digital media, digital classified, and digital marketing services. Below are descriptions of these three categories:

•Digital media represents all display advertising either delivered on our products or off-platform on partner channels such as Facebook Instant Articles and Apple News.

•Digital classified encompasses digital advertising revenues associated with our classified partnerships including auto (Cars.com) and employment (PandoLogic) as well as real estate, legal, and obituaries.

•Digital marketing services represents the suite of ReachLocal products being offered in our local markets as well as e-mail marketing.

2018 was a year of transition as we restructured and focused our local sales organization to better align with our customers based on level of spending and marketing objectives. In focusing our local sales organization, we categorized the retail teams into three main categories: metros/communities, strategics, and SMB (small and medium-sized business), with sales strategies tailored to individual client accounts rather than a “one size fits all" approach. We also centralized our pre-sales client solutions team and streamlined our post-sales operations, gaining efficiencies and improving post-sales reporting. In conjunction with the sales and post-sales reorganizations, in September 2018 we launched LOCALiQ, our go-to-market product solution brand that better packages our broad set of marketing solutions to enable a more consultative sale. In addition to our local sales organizations, we also have separate sales organizations that focus on the national, classified (employment and SMB classifieds), and auto categories, key categories utilizing unique sales approaches.

Our advertising teams employ a multi-platform approach to advertising sales, which can be specifically tailored to the individual needs of advertisers from small, locally-owned merchants to large, complex businesses. We believe local and national advertisers find it challenging to manage the complexity of their media budgets, particularly on the digital side, and are seeking to reach a shifting audience while also desiring to influence attitudes and behavior at each stage of the purchase path. Our diverse sales force, unique industry scale, and broad portfolio of print and digital products position us well to solve these challenges. Through our media planning process, we present advertisers with targeted, integrated solutions that help advertisers reach this shifting audience. To help improve the planning process and maximize our clients' return on investment, in the third quarter of 2018 we launched our “Grader” tool. Grader is a proprietary digital auditing technology that provides guidance, context, and recommendations around a business’ online marketing presence, including specific budgets with a defined set of outcomes that can be expected by the client. Grader combines smart insights and data intelligence to empower a business by comparing its digital presence to that of its competitors. The technology provides recommendations of marketing approaches without costly trial and error, leading to a much better and faster return on investment.

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

Circulation: In 2018, publishing segment circulation revenues of $1.1 billion comprised 42% of total publishing segment revenues, up from 40% in 2017. In a trend generally consistent within the domestic publishing industry, print circulation volumes declined in 2018. Circulation revenues in the U.S. are derived from our Full Access Content Subscription Model, single-copy sales, hotel sales, and digital-only subscriptions. Circulation revenues at Newsquest are more centered on single-copy sales with a larger portion of weekly paid-for titles and free titles as compared to our U.S. publications. Additionally, Newsquest employs a regional model, generally involving clustering products, which allows for the cross-selling of advertising serving the same or contiguous markets.

Our Full Access Content Subscription Model in our local markets includes access to our content via multiple platforms including websites, smartphone and tablet applications, and e-newspapers, with subscription prices that vary according to the frequency of delivery of the print edition. Also available to subscribers are digital only or digital plus Sunday subscriptions. We currently have approximately 1.8 million digital activated subscribers via our Full Access Content Subscription Model. We offer our customers EZ Pay, a payment system which automatically deducts subscription payments from customers' credit cards or bank accounts; we see better subscriber retention with our EZ Pay customers. At the end of 2018, EZ Pay was used by 60% of all subscribers at local U.S. Gannett sites (not including USA TODAY).

Growing our digital-only subscribers is a strategic priority and, in 2018, our digital-only subscribers increased by 46% to approximately 504,000. Our primary digital subscriber acquisition strategies include on-site promotion, e-mail marketing, social marketing, and event marketing. A variety of pricing strategies are used throughout the year, including discounted introductory periods and sales, to encourage trial and habituation before transitioning to the full price rate. In the U.S. local markets, approximately 82% of circulation revenue is derived from our Full Access Content Subscription Model and digital-only subscriptions.

In addition to the subscription model in our U.S. local markets, single-copy print editions continue to be sold at retail outlets and account for approximately 11% of daily and 20% of Sunday net paid circulation volume. Approximately 77% of net paid circulation volumes of USA TODAY are generated by single-copy sales at retail outlets, vending machines, or hotels that provide copies to their guests. The remainder is generated by home and office delivery, mail, educational, and other sales.

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

Competition: Our U.S. and U.K. publishing operations and affiliated digital platforms compete with other media and digital companies for advertising and marketing spend. Our publishing operations also compete for circulation and readership against other news and information outlets and amateur content creators. While very few of our publishing operations have similar daily print competitors that are published in the same city, our print products compete with the following types of businesses:

•National, regional and smaller suburban area newspapers and free or paid publications

•Other media including magazines, television, direct mail, cable television, radio, outdoor/billboard advertising, directories, e-mail marketing, web sites, mobile-device platforms, and social platforms.

Development of opportunities in, and competition from, digital media, including web sites, tablet, mobile, and social products continues to increase. As such, there is very little barrier to entry and limited capital requirements for new companies to enter the market with competitive digital products. The company will continue to expand its audience reach in the digital media industry through internal audience development efforts, content distribution programs, acquisitions, and partnerships to protect its audience market share. Additionally, the company will continue to improve its suite of advertising and marketing services products through both internal development, acquisitions and partnerships to protect its advertising market share.

Environmental Regulation: The company is committed to protecting the environment. Our goal is to ensure our production and distribution facilities comply with federal, state, local, and foreign environmental laws and to incorporate appropriate environmental practices and standards in our operations. We are one of the industry leaders in the use of recycled newsprint. During 2018, 17% of our domestic newsprint purchases contained recycled content, with average recycled content of 45%.

Our operations use inks, solvents, and fuels. The use, management, and disposal of these substances are sometimes regulated by environmental agencies. We retain a corporate environmental consultant who, along with internal and outside counsel, oversees regulatory compliance and preventive measures. Some of our subsidiaries have been included among the potentially responsible parties in connection with sites that have been identified as possibly requiring environmental remediation, although we do not currently anticipate these designations will have a material impact on our results of operations or cash flows.

Raw Materials: Newsprint, which is the basic raw material used in our print publications, has been and may continue to be subject to significant price changes from time to time. For example, in the first half of 2018, many Canadian producers were subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S. which resulted in higher newsprint prices and tighter supply from the Canadian producers. Prices ultimately came down in the second half of the year as the duties were eliminated by the International Trade Commission in September 2018, but this example serves as a reminder of the price and supply volatility that can impact the market.

We purchase newsprint primarily from 14 domestic and global suppliers. During 2018, our total newsprint consumption was approximately 220,000 metric tons, including consumption by our owned and operated print sites, third-party printing sites, and Newsquest. Newsprint consumption in 2018 was 19% less than in 2017. We continue to moderate newsprint consumption and expense through the use of lighter basis weight paper. Our ability to supply the needs of our publishing operations depends upon the continuing availability of newsprint at an acceptable price, and the results of operations of our publishing segment may be impacted significantly by changes in newsprint prices. The availability and price of newsprint is subject to numerous risks and uncertainties, which are described more fully under “Risk Factors” in this Annual Report on Form 10-K.

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

ReachLocal Segment

The mission of our ReachLocal segment is to deliver customers to local businesses. ReachLocal, Inc., which was founded in 2004 and acquired by Gannett in 2016, helps local businesses advertise online to find those customers. We believe local businesses want a single, unified solution to solve their digital marketing needs. Our total digital marketing solution consists of products and solutions in two categories: digital advertising (including search engine marketing, social advertising, and display advertising) and subscription solutions (including software solutions such as lead conversion software and field management software and presence solutions such as websites, search engine optimization, listings management, and live chat). In July 2018, Gannett acquired WordStream, a provider of cloud-based software-as-a-service (SaaS) solutions for local and regional businesses and agencies to optimize their digital advertising campaigns. WordStream’s solutions are included with our subscription solutions.

Products: Our digital advertising products are headlined by our search engine marketing (SEM) solution that combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. Our SEM offering is a leading product for local businesses and has won numerous awards since its rollout, including most recently winning Google's Quality Score Champion Award in North America. It is optimized for local markets in each of the locations in which our ReachLocal segment operates. Search engine marketing accounted for 67% of our ReachLocal segment’s revenue for the year ended December 31, 2018.

We also offer online advertising products focused on maximizing local businesses’ exposure by displaying their ads on websites that, in the aggregate, reach more than 90% of the U.S. online audience. We offer a Facebook advertising solution that incorporates our proprietary goal-based smart optimization. Our display products include a retargeting solution to target consumers who have previously visited a specific client's website through one of our digital advertising campaigns or who have previously searched for a client's keywords and other display products. These products are generally available in North America and selectively available in ReachLocal's international markets.

In addition, we offer a number of subscription solutions. Our software solutions include our WordStream software and related services that enable our clients to optimize their own digital advertising campaigns ("do-it-yourself"). Our lead conversion software is a marketing automation platform that includes tools for capturing web traffic information and converting leads into new customers for clients. We provide clients with tools designed to significantly improve their conversion of leads to customers and also help clients stay top-of-mind during the prospect's decision-making process by using integrated marketing automation to send new prospects targeted e-mails and alerts to the client's staff reminding them to follow up on each lead. Our lead conversion software also provides reports to show clients how many leads they are getting from each marketing source and other important business insights. Our field management solution is a cloud-based business management software for service businesses and allows us to provide an end-to-end solution to clients that starts with lead generation (e.g., digital advertising), includes lead conversion, and then closes and manages the business relationship. Our software solutions are available in North America and our lead conversion software is available in all of our markets.

Our subscription solutions also include presence solutions, including websites, search engine optimization, live chat, listings management, store locator, and other products and solutions, all focused on expanding and leveraging clients' web presence. Often, these products are designed to work in concert with our digital advertising products with a goal of enhancing clients’ marketing return on investment. These products are generally available in North America and selectively available in our international markets.

Distribution: We deliver our suite of products and solutions to local businesses through a combination of our proprietary technology platform, our sales force, and select third-party agencies and resellers. Our ReachLocal segment has sales operations in the United States, Canada, Australia, New Zealand, and Brazil. Approximately 82% of revenues are derived in North America and the remaining 18% from other international markets. All ReachLocal segment revenues are digital revenues.

Competition: The market for local online advertising solutions is intensely competitive and rapidly changing. The market is highly fragmented as there are a number of smaller companies which provide internet marketing services at highly competitive prices and, increasingly, we compete with vertical-specific SMB marketing providers who offer solutions tailored for specific verticals. In addition, the online publishers that we utilize for clients, such as Google, Yahoo!, and Microsoft, generally offer their products and services through self-service platforms. Many traditional offline media companies also offer online advertising solutions and have large, direct sales forces and digital publishing properties. With the introduction of new technologies and market entrants, we expect competition to intensify in the future.

Strategy

Gannett’s vision is to become essential to consumers and marketers seeking meaningful connections with their communities across print, digital and other channels. We are committed to a business strategy that drives audience growth and engagement by delivering deeper content experiences to our audience while offering the products and marketing expertise our advertisers desire. The execution of this strategy should allow the company to continue its evolution from a more traditional print media business to a digitally focused media and marketing services business.

Key elements of our strategy are as follows:

Leverage nationwide scale and local presence to expand and deepen our relationships with consumers and marketers. The broad reach of both the USA TODAY NETWORK, with 109 local properties plus USA TODAY, and Newsquest, with more than 150 local media brands, gives us the ability to deepen our relationships with both consumers and advertisers at a national and local level. Through the USA TODAY NETWORK, we bring consumers the local news and information that impacts their day-to-day lives while keeping them informed of the national events that impact their country. To further drive audience growth and engagement across our domestic and international media brands, we will leverage the network to expand our content offerings to extend beyond news into new verticals, including lifestyle content such as food, health, and fitness. We intend to deepen our relationships with our subscribers by offering a membership model providing access to local events and experiences. For advertisers, we plan to leverage our broad sales footprint and strong customer relationships to aggressively expand our digital marketing services business into our local markets, both domestically and internationally. Given our extensive client base and volume of digital campaigns, we will also use data and insights to offer new and dynamic advertising products that can deliver superior results.

Accelerate expansion of our digital businesses through innovative consumer experiences and new marketing solutions. In 2018, we continued the development of new consumer experiences through new storytelling platforms like podcasts as well as improving our digital products. We will continue to deepen overall engagement and drive audience growth in 2019 by further expanding our product offerings in these new mediums. During 2018, we further extended and scaled ReachLocal’s digital marketing offerings in our local markets. In 2019, we will continue to expand our digital marketing footprint through LOCALiQ as well as integrating WordStream’s software-as-a-service (SaaS) product offering. We will also continue to evolve our branded content offerings while building new and innovative ad products that will drive engagement for our local and national advertisers.

Pursue opportunistic acquisitions. We are well-positioned to pursue value-enhancing investments and acquisitions while being both disciplined and opportunistic in our acquisition strategy. Our balance sheet remains strong and our cash flow generation capabilities provide us with the financial flexibility to pursue opportunities of various sizes. In 2018, our focus shifted from acquiring traditional print businesses to digital acquisitions that either expand our digital marketing services portfolio or broaden our content offerings. For example, we acquired WordStream, a software-as-a-service (SaaS) provider focused on the “do-it-yourself” category of the digital marketing services market, which added a new capability to the product portfolio of ReachLocal. We will still explore traditional print acquisitions that fit our geographic profile and offer strong synergy opportunities.

Maximize the value of our legacy print business and rationalize our cost base. We will continue to drive the profitability of our traditional print operations by rationalizing our cost infrastructure and maximizing our revenue base. To drive greater cost savings, we will continue to centralize operations to increase efficiencies with focus on our printing and distribution centers, content creation network, advertising sales and finance operations structure. Our economies of scale will enable us to continue to reduce supply chain costs while streamlining the process of producing newspapers. We will also explore outsourcing certain business functions to reduce costs. On the revenue side, we will implement new initiatives aimed at increasing our advertisers' return on investment while reducing our overall advertiser churn. Our circulation pricing strategy will center on strategic price increases while delivering greater value to our most loyal subscribers through membership opportunities.

Maintain a flexible balance sheet with emphasis on capital allocation. Through aggressive cost management and disciplined financial policies, we have been able to maintain a strong balance sheet with relatively low debt levels compared to our peers. Our strong balance sheet has enabled us to keep a flexible capital allocation policy with an emphasis on returning cash to shareholders. Since the spin-off from our former parent, we have paid a quarterly dividend of $0.16 per share to shareholders. In addition, our Board of Directors approved a new three-year, $100 million share repurchase program in May 2018, replacing our initial program dated July 2015. As of December 31, 2018, 5.75 million shares have been repurchased under the legacy program at an average cost of $8.70 per share while no shares have been repurchased under the new plan.

Strategic Acquisitions

WordStream, Inc. (WordStream): In July 2018, we completed the acquisition of WordStream. WordStream provides software that enables SMBs to optimize the performance of marketing campaigns on Google, Facebook, and other major advertising platforms through a variety of software-as-a-service (SaaS) product offerings. WordStream's end-to-end solution supports SMBs across the entire digital marketing workflow from ad creation to campaign execution to optimization to tracking and reporting.

SweetIQ Analytics Corp. (SweetIQ): In April 2017, we completed the acquisition of SweetIQ. SweetIQ is a provider of location and reputation management software that enables businesses to manage their location data and measure consumer engagement.

ReachLocal, Inc. (ReachLocal): In August 2016, we completed the acquisition of ReachLocal. ReachLocal offers online marketing, digital advertising, software-as-a-service, and web presence products and solutions to small and medium-sized businesses. It delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its sales force, and select third-party agencies and resellers.

North Jersey Media Group, Inc. (NJMG): In July 2016, we completed the acquisition of certain assets of NJMG. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market. Its brands include such established names as The Record (Bergen County) and The Herald.

Journal Media Group, Inc. (JMG): In April 2016, we completed the acquisition of JMG. JMG is a media company with print and digital publishing operations serving 15 U.S. markets in nine states, including the Milwaukee Journal Sentinel, the Knoxville News Sentinel, and The Commercial Appeal in Memphis. The acquisition expanded our print and digital publishing operations domestically.

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

Employees

We employed approximately 13,700 persons at our subsidiaries in the U.S. as of December 31, 2018. Approximately 14% of those employed by us in the U.S. are represented by labor unions, most of which are affiliated with one of seven international unions. These represented employees are covered by approximately 29 collective bargaining agreements. These agreements conform generally with the pattern of labor agreements in the publishing industry. We do not engage in industry-wide or company-wide bargaining. Our U.K. subsidiaries bargain with two unions over working practices, wages, and health and safety issues only. There were approximately 3,280 employees outside of the U.S., including approximately 2,600 employed by Newsquest in the U.K.

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

References

(a) Comscore Media Metrics

(b) Adobe Analytics

(c) Facebook

Major Publications and Markets We Serve

We reach a large, diverse audience through our print and digital daily and non-daily publications throughout the U.S. Our local and national media brands are united under the USA TODAY NETWORK, the largest local to national media network in the U.S. The network is powered by an integrated and award-winning news organization comprising more than 3,200 journalists with deep roots in 109 local communities, plus USA TODAY, and a combined reach of more than 126 million visitors monthly.

The following table lists information for our major publications and their affiliated digital platforms in the U.S. as of December 31, 2018:

Title	Related Website(s)	Location	Daily(a)	Sunday(a)
USA TODAY	www.usatoday.com	McLean, Virginia	2,632,392	2,554,405
Detroit Free Press	www.freep.com	Detroit, Michigan	148,904	933,926
The Arizona Republic	www.azcentral.com	Phoenix, Arizona	130,283	378,602
Milwaukee Journal Sentinel	www.jsonline.com	Milwaukee, Wisconsin	111,251	170,791
The Indianapolis Star	www.indystar.com	Indianapolis, Indiana	84,831	196,584
The Cincinnati Enquirer	www.cincinnati.com	Cincinnati, Ohio	71,749	141,934
The Courier-Journal	www.courier-journal.com	Louisville, Kentucky	70,339	157,396
The Record	www.northjersey.com	Bergen, New Jersey	68,630	90,352
The Des Moines Register	www.desmoinesregister.com	Des Moines, Iowa	59,921	129,462
Democrat and Chronicle	www.democratandchronicle.com	Rochester, New York	57,773	100,479

(a)
Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's September 2018 Quarterly Publisher's Statement.

The following table presents information for our local media organizations and affiliated digital platforms within the USA TODAY NETWORK on a state-by-state basis, including the major publications listed in the table above, as of December 31, 2018:

USA TODAY NETWORK MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS
State / Territory	Number of Local Media Organizations(a)	Daily(a)	Sunday(a)
Alabama	1	13,124	16,691
Arizona	1	130,283	378,602
Arkansas	1	5,599	89
California	5	66,619	68,982
Colorado	1	15,238	19,145
Delaware	1	41,685	76,677
Florida	6	152,276	246,782
Guam	1	(a)	(a)
Indiana	5	142,463	274,640
Iowa	2	66,804	129,967
Kentucky	2	74,163	162,169
Louisiana	5	37,122	47,200
Maryland	1	7,627	9,949
Michigan	5	193,221	1,117,025
Minnesota	1	13,597	17,208
Mississippi	2	27,779	31,389
Missouri	1	18,844	39,246
Montana	1	14,470	15,916
Nevada	1	20,745	41,415
New Jersey	8	165,179	224,703
New Mexico	6	25,844	21,962
New York	6	138,453	202,875
North Carolina	1	20,430	37,889
Ohio	11	120,114	192,342
Oregon	1	20,809	25,602
Pennsylvania	4	43,078	60,023
South Carolina	2	37,697	92,061
South Dakota	1	20,454	43,885
Tennessee	6	160,589	305,673
Texas	5	61,337	148,383
Utah	1	7,706	9,487
Vermont	1	8,463	9,927
Virginia	2	2,648,758	2,573,380
Washington	1	11,696	13,244
Wisconsin	11	216,661	302,500

(a)
Daily and Sunday combined average circulation is print, digital replica, digital non-replica, and affiliated publications according to the Alliance for Audited Media's September 2018 Quarterly Publisher's Statement. Note certain publications may be excluded from the company's reporting to the Alliance for Audited Media because they are lower frequency dailies that do not have a 5-day average or are located outside of the contiguous United States.

Newsquest has a portfolio of over 150 news brands and more than 150 magazines, published in print and online in the U.K. With a digital audience of more than 25 million users a month and more than 8.0 million readers in print, Newsquest's content is read by a substantial portion of the U.K. population. In addition to local news brands, Newsquest owns the digital businesses s1, Exchange & Mart, and a specialist magazine business.

The following table presents information for our major local media organizations and affiliated digital platforms operated by Newsquest in the U.K. as of December 31, 2018. All circulation figures are according to ABC results for the period January to June 2018.

DAILY PAID-FOR LOCAL MEDIA ORGANIZATIONS AND AFFILIATED DIGITAL PLATFORMS / NEWSQUEST
Publication	City	Local Media Organization / Web Site	Circulation Monday - Saturday
Basildon & Southend Echo	Basildon, Southend on Sea	www.echo-news.co.uk	15,978
Bolton News	Bolton	www.theboltonnews.co.uk	8,166
Bournemouth - The Daily Echo	Bournemouth	www.bournemouthecho.co.uk	11,521
Bradford Telegraph & Argus	Bradford	www.thetelegraphandargus.co.uk	11,204
Colchester Daily Gazette	Colchester	www.gazette-news.co.uk	8,232
Dorset Echo	Dorset	www.dorsetecho.co.uk	8,700
Glasgow - Evening Times	Glasgow	www.eveningtimes.co.uk	19,130
Greenock Telegraph(a)	Greenock	www.greenocktelegraph.co.uk	8,959
Lancashire Telegraph	Blackburn, Burnley	www.lancashiretelegraph.co.uk	8,149
Oxford Mail	Oxford	www.oxfordmail.co.uk	9,038
South Wales Argus - Newport	Newport	www.southwalesargus.co.uk	9,362
Southampton - Southern Daily Echo	Southampton	www.dailyecho.co.uk	13,665
Swindon Advertiser	Swindon	www.swindonadvertiser.co.uk	8,481
The Argus Brighton	Brighton	www.theargus.co.uk	10,212
The Herald, Scotland	Glasgow, Edinburgh	www.heraldscotland.co.uk	24,265
The National, Scotland(a)	Glasgow, Edinburgh	www.thenational.scot	9,746
The Northern Echo	Darlington	www.thisisthenortheast.co.uk	20,323
The Press - York	York	www.yorkpress.co.uk	11,922
Worcester News	Worcester	www.worcesternews.co.uk	5,995
The Leader	Wrexham	www.leaderlive.co.uk	8,603
The Mail	Cumbria	www.nwemail.co.uk	5,287
News & Star	Carlisle	www.newsandstar.co.uk	6,467
(a) Circulation figures are according to ABC results for the period January to December 2017 as 2018 results are not available.

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

Risks Relating to Our Business

Risks Relating to Our Business Strategy

We may be unsuccessful in effectively implementing our business strategy or achieving all of its expected benefits.

Gannett’s vision is to become the daily destination for consumers and marketers seeking meaningful connections with their communities across print, digital, and other channels. We are committed to a business strategy that is focused on driving audience growth and engagement by delivering deeper content experiences to our audience while offering the products and marketing expertise our advertisers desire. Accordingly, we have realigned our management team to focus on two primary areas: marketing solutions and consumer.

Our ability to implement our strategy effectively is subject to several risks, including:

•	The strategy may require significant time and investment, and the investments may result in lower margins and increase our operating expenses or capital expenditures;

•
The reorganization of personnel, including senior executives, required to implement our strategy may be disruptive to, or cause uncertainty in, our business. The failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder our strategic execution and succession planning;

•
We may be unsuccessful in recruiting and retaining the talent required to operate and grow our digital marketing solutions and content businesses or to internally develop related technologies. We expect to face competition for such talent from larger or more well established digital companies with a stronger digital brand association and greater resources; and

•	The technology required to support our digital marketing solutions or consumer businesses may be unavailable, and we may be unsuccessful in developing it internally.

Even if we implement our strategy effectively, it may not produce an increase in digital revenues that sufficiently offsets the declines we are experiencing in our traditional print media business. If we fail to implement our strategy effectively or if our strategy ultimately does not yield a sufficient increase in digital revenues, our business, financial condition, and results of operations may be adversely affected.

The reorganization of our sales force to better align with our business strategy may be disruptive to our operations, and it might not yield the long-term benefits we expect.

In 2018, we initiated a reorganization of our advertising sales organization to better align with our business strategy. The reorganization aims to better align our sales organization with the needs of our various client categories. As part of this effort, we launched LOCALiQ, a data-driven marketing solution designed to combine all of our online and offline advertising offerings into a comprehensive, simplified package.

The reorganization of our advertising sales organization is subject to several risks, including:

•	The reorganization may be disruptive to existing relationships with advertisers;

•
We may be unsuccessful in training our existing sales force on our entire suite of advertising products and services, including additional products or services we may add to our suite through acquisitions or internal development;

•	We may be unsuccessful in recruiting and retaining sales personnel with the knowledge and skills required to market our products and services effectively; and

•	The LOCALiQ brand may not achieve recognition in the market.

If the disruption caused by the sales reorganization persists longer than anticipated or we are unable to achieve the long-term benefits anticipated, our business, financial condition, and results of operations may be adversely affected.

Risks Relating to Our Publishing Segment

Our publishing segment's operating results will be materially adversely affected if we do not respond successfully to the shift in our consumers’ preferences, behaviors, and demographics away from traditional print and towards digital media and the associated shift in the allocation of advertising expenditures. Significant capital investments may be needed to respond to this shift.

Advances in technology have led to a proliferation of delivery methods for news and information. The number of consumers who access news and information online through personal computers, smartphones, handheld tablets, and mobile devices has increased dramatically over the past decade and likely will continue to increase. This trend is furthered by demographic shifts, with traditional print newspaper readers getting older and younger generations developing the habit of consuming news through digital media. As a result, the media industry has experienced rapid evolution in consumer demands and expectations. Presented with a multitude of media choices and sources of free information, consumers seem to be focusing more on the convenience and price of content and less on the source, quality, or reliability of content. The consumption and acceptance of poorly-sourced news online and through social media has undercut certain competitive advantages that we possessed as a trusted provider of local news and information across the USA TODAY NETWORK and at Newsquest. As a result, the publishing business is generally characterized by declining print circulation revenues. In addition, the advertising revenues generated by media companies have been affected significantly by the shift in advertising expenditures towards digital media. Media companies generally charge much lower rates for digital advertising than for print advertising due to the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space, and mobile advertising rates typically are even lower than desktop digital rates.

Our success therefore depends on our ability to develop and manage our digital businesses in response to the shift in consumers’ preferences, behavior, and demographics, as well as the related shift in the allocation of advertising expenditures as described above. In particular, we must continue to:

•	Increase digital audiences, grow the number of digital-only subscribers to our consumer products, and increase how much they pay for those products;

•	Attract advertisers to our digital products;

•	Tailor our products for mobile devices;

•	Structure our sales force to market our entire suite of advertising products and services, including print, digital display, and digital marketing services;

•	Attract and retain employees with the skills and knowledge needed to successfully operate digital businesses;

•
Manage the transition to a digital business from historical print businesses, including by reducing the physical and distribution infrastructure and related fixed costs associated with those businesses;

•	Broaden our content offerings to encompass offerings outside of the traditional news and information category; and

•	Invest funds and resources in digital opportunities.

If we are unable to exploit new and existing technologies to distinguish our publishing segment's products from those of our competitors, develop in a timely manner compelling new products that engage users across multiple platforms, expand our content offerings beyond the news and information category, or offer effective online and offline advertising solutions to our marketing clients, our business, financial condition, and results of operations may be adversely affected. Responding to the changes described above may require us to make significant capital investments and incur significant research and development costs related to building, maintaining, and evolving our technology infrastructure, and our ability to make the level of investments required may be limited.

As digital revenues increase as a proportion of our total revenues, we will become increasingly subject to risks associated with digital media operations.

As we increasingly transition from traditional print businesses to digital media businesses, we expect our digital revenues to increase as a percentage of our total revenues in future periods. We therefore expect to face increasing risks related to our digital media operations, including:

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

•
Our use of subscription models (which requires users to pay for content after accessing a limited number of pages or news articles for free on our websites each month) or increases in the rates for digital subscriptions may cause consumers to opt out of subscription offers in greater numbers than anticipated or result in fewer page views or unique visitors to our websites than projected;

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

Our media businesses compete for audiences and advertising revenue with newspapers and other media such as the Internet, magazines, broadcast, cable and satellite television, radio, direct mail, outdoor billboards, and yellow pages. Some of our current and potential competitors have greater financial and other resources than we do. If we fail to compete effectively with competing newspapers and other media, our results of operations may be materially adversely affected. In addition, our publications generate a significant portion of their advertising revenues from a few categories, including automotive and employment classified advertising. As a result, even in the absence of a recession or economic downturn, technological, industry, or other changes specifically affecting these advertising sources could reduce advertising revenues and materially and adversely affect our results of operations. Further, our print editions and digital platforms compete directly with well-established websites dedicated to classified advertising, particularly in the automotive, employment, real estate, and legal verticals. Our results may be negatively affected if we do not compete effectively online in the classified advertising market.

Economic conditions may adversely affect demand for print and digital advertising, which could lead to further revenue declines in our publishing segment.

Our advertising revenues depend on the strength of the economy. Our revenues are sensitive to economic trends and uncertainties, as well as discretionary spending by advertisers both at the national level and in the local markets we serve. A decline in the financial or economic prospects of current or periodic advertisers could alter their spending priorities. Certain segments of the economy have been challenged in recent years, particularly in the brick and mortar retail sector, and total advertising revenues have declined as a result. Advertising revenues may worsen if advertisers reduce their budgets, shift their spending priorities, are forced to consolidate, or cease operations.

Revenue from printing and distributing publications for third parties may be adversely affected by many of the same business and industry risks facing us.

We generate a portion of our revenue from printing and distributing third-party publications, and our relationships with these third parties are generally pursuant to short-term contracts. Those third parties may be negatively affected by the same macroeconomic and industry trends affecting our media business such as the sensitivity to perceived economic weakness of discretionary spending by advertisers and subscribers, circulation declines, shifts in consumer habits, and the increasing popularity of digital media. If the third-party publications are negatively affected by these trends, they may reduce the volume of publications they print or distribute through us, and as a result we may lose some, or all, of the associated revenue.

The market for newsprint supply continues to experience consolidation and rationalization in response to declining demand, which has resulted in significant volatility in the price of newsprint and challenges in obtaining newsprint from suppliers on a timely basis.

Our publishing operations depend significantly upon the continuing availability of newsprint, and our publishing segment's results of operations are affected significantly by changes in newsprint prices. The supply of available newsprint continues to decline as producers respond to declining demand by closing paper mills or converting them to packaging, other grades of paper or specialty products. The closure or conversion of a paper mill, in whole or part, can cause a sudden contraction in the availability of newsprint, leading to price volatility and unexpected challenges in obtaining newsprint on a timely basis. We import a significant portion of our newsprint from Canada. During the first half of 2018, anti-dumping and countervailing duties were imposed on Canadian manufacturers of newsprint, resulting in higher prices from our Canadian producers. These tariffs were rescinded in September 2018, but similar tariffs could be imposed in the future, further impacting the price of imported newsprint.

In addition, the price and availability of newsprint to us may be further impacted by:

•	Increases in supplier operating expenses due to rising raw material or energy costs or other factors;

•	Further reduction in the number of suppliers due to continuing consolidation of North American newsprint mills;

•	Challenges in maintaining existing relationships with newsprint suppliers;

•	Increases in freight costs; and

•	Unavailability of trucks or other means of transporting newsprint due to changes in trucking regulations and other factors.

Our publishing segment’s operating expenses may rise if newsprint prices increase significantly. In addition, if newsprint is undersupplied in the U.S. or U.K. for a protracted period or we experience significant supply chain disruptions, our business and operations may be materially and adversely affected. We may, among other actions, be forced to limit the length of certain publications or the frequency with which we print certain publications, which could adversely affect our reputation and advertiser or subscriber retention.

Our business or results of operations could suffer if we fail to protect our publishing segment's intellectual property and other proprietary rights.

Our publishing segment's ability to compete depends, in part, upon our intellectual property, including our trademarks (e.g., mastheads), copyrights (e.g., content), and proprietary technology (e.g., digital platforms). If we are unable to protect this intellectual property, we may not realize the full value of our intellectual property assets, and our business and results of operations may suffer. We rely on a combination of intellectual property rights, including contractual provisions, confidentiality procedures and agreements, and trademark, copyright, patent, unfair competition, trade secret, and other laws to protect our intellectual property. However, these methods afford only limited protection and may not be adequate. For example, technological advancements have facilitated the unauthorized duplication and wide dissemination of content, making enforcement of our intellectual property rights in content more challenging. Litigation or proceedings in Federal court or before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies may be necessary to enforce our intellectual property rights. Our efforts to enforce or protect our rights may be ineffective and could result in substantial costs and diversion of resources.

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

As of December 31, 2018, union employees comprised approximately 14% of our workforce. We are required to negotiate collective bargaining agreements on an ongoing basis. If we, or our suppliers, are unable to renew expiring collective bargaining agreements, affected unions or others could implement strikes, lockouts, work stoppages, or other business interruptions. A significant labor dispute could materially adversely affect our operating revenues, cash flows, or operating income by, among other matters, disrupting our ability to provide customers with our products or services. In addition, even if labor negotiations are resolved successfully, they may lead to greater overall employee costs.

Risks Relating to Our ReachLocal Segment

Weak economic conditions may adversely affect demand for our digital marketing solutions, which may adversely affect business and operating results of our ReachLocal segment.

The revenues generated by our ReachLocal segment are sensitive to economic fluctuations. Many small and medium-sized businesses (SMBs) have modest advertising budgets. To the extent economic conditions worsen, our existing and potential clients may no longer consider investment in our online marketing solutions a necessity or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, online marketing advertising solutions may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. These developments could cause us to respond by temporarily reducing hiring or taking other measures and could have an adverse effect on our business, operating results, and financial condition.

Our ReachLocal segment's future revenues depend substantially on our ability to successfully develop and launch new products and services, acquire complimentary products and services, and market those products and services in our local markets.

Our ReachLocal segment's ability to stay competitive and generate future revenue depends substantially on its successful development and launch of new products and services on a timely basis. We may be unable to develop new solutions due to employee turnover, failure to sustain the required level of investment in product and technology development, or difficulties of designing complex software products, achieving desired functionality, and integrating the new products with its existing technology. In addition, we intend to supplement our offerings through acquisitions of businesses offering complimentary products and services such as our acquisition of WordStream in 2018. We may be unsuccessful in integrating acquired products and services with our existing offerings or may be unable to devote sufficient resources to the further development of the acquired products and services.

Even after developing or acquiring new solutions, we may be unable to launch them successfully. The sale of new or additional features, products and services, the value of which may be different from our current solutions or less easily understood by clients, may require increasingly sophisticated sales efforts as well as additional salesforce training and client education, any of which could increase operating expenses. Further, the future revenues of our ReachLocal segment depend substantially on our ability to market the entire LOCALiQ suite of products and solutions, including the publishing segment’s print and display advertising and the ReachLocal segment’s digital marketing services, to clients in our local markets. If we are unsuccessful in selling all of our products and services in our local markets, the ReachLocal segment’s results of operations may be adversely affected.

The market in which our ReachLocal segment operates is intensely competitive, which may adversely impact our margins. If we do not compete effectively, the segment’s operating results may be adversely affected.

Our ReachLocal segment operates in a highly competitive market. The market for online marketing solutions is rapidly changing and, with the emergence of new technologies and market entrants, we expect competition to intensify in the future. Some of our competitors offer products similar to ours at a lower price, putting pressure on us to lower our prices (thereby reducing margins) or lose clients. Our digital marketing services competitors include online publishers, traditional media companies, local SMB marketing providers, SMB marketing technology providers, and new competitors that we may face as we launch new products or enter new markets. Many of our current and potential competitors enjoy substantial competitive advantages such as greater name recognition, longer operating histories, and substantially greater financial, technical, and other resources. If we fail to compete successfully against current and potential competitors, our operating results could be adversely affected.

Our ReachLocal segment purchases most of its media from Google, and its business could be adversely affected if Google takes actions that are adverse to our interests or if we fail to meet advertiser or spend targets necessary for receiving rebates from Google. Similar actions from Yahoo!, Microsoft, and other media providers also could adversely affect the segment's business.

Most of ReachLocal's cost of sales relates to the purchase of media, and a substantial majority of the media it purchases is from Google. In addition, a substantial portion of WordStream's revenue consists of rebates from Google for achieving certain advertiser or spend targets. Google accounts for a large majority of all U.S. searches, and Google's share in foreign markets is often even greater. As a result, we expect our ReachLocal segment will depend upon media purchases and rebates from Google for the foreseeable future. This dependence makes that business vulnerable to actions Google may take to change the manner in which it sells AdWords, provides rebates to us, or conducts its business. In addition, any new developments or rumors of developments regarding Google's business practices that affect the local online advertising industry may adversely affect our products or create perceptions with clients that our ability to compete in the online marketing industry has been impaired. These risks also apply to other publishers with whom we do business, including Yahoo! and Microsoft, though to a lesser degree.

Our business or results of operations could suffer if we fail to protect our ReachLocal segment's intellectual property and other proprietary rights.

Our ReachLocal segment's business is heavily dependent on intellectual property, including proprietary technology. As with our publishing segment, we rely on a combination of intellectual property rights, including contractual provisions, confidentiality procedures and agreements, and trademark, copyright, patent, unfair competition, trade secret, and other laws to protect our intellectual property. However, these methods afford only limited protection and may not be adequate. In addition, because our ReachLocal segment sells its solutions internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States. As a result, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our online marketing and reporting solutions, technology, software, and functionality or obtain and use information that we consider proprietary. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies may be necessary to enforce our intellectual property rights. Our efforts to enforce or protect our rights may be ineffective and could result in substantial costs and diversion of resources. In addition, as with our publishing segment, third parties might claim the conduct of our businesses or use of intellectual property infringes upon their intellectual property rights. Any such claims could result in substantial costs or diversion of resources and could adversely affect our business and operating results.

Other General Business Risks

Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.

Our success depends substantially upon the continuing contributions of our senior management team and other key employees. Qualified individuals are in high demand, and our senior management and other key employees possess knowledge of our business and industry that may be difficult to replace. Our loss of members of senior management or key employees or our failure to attract and retain highly-skilled personnel for key positions could materially adversely affect our business. We therefore will incur significant costs to retain our key employees and to recruit new employees in the future.

In December 2018, we announced our Chief Executive Officer intends to retire in 2019, and we have launched a succession process. We may incur significant costs and our businesses may experience disruption in the process of recruiting a new Chief Executive Officer and during the subsequent transition period.

Our business, reputation, and results of operations could be negatively affected if our information technology systems fail to perform adequately or if we become subject to significant data security breaches or other security threats or disruptions.

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

Our strategic plan involves strategic acquisitions of digital businesses as well as targeted acquisitions of high-quality publishing businesses that we believe offer strong synergies with our existing portfolio. Any such acquisitions may involve significant new risks that could adversely affect our results of operations or cash flows such as:

•	Distraction of management attention from our current business operations;

•	Strain on our human resources;

•	Insufficient new revenue to offset expenses;

•	Integration challenges arising from factors such as combining company cultures and facilities;

•	Failure to achieve expected synergies or implement effective cost controls;

•	Inability to integrate acquired digital products, services, or technologies into our existing business's offerings;

•	Inability to retain key employees of acquired businesses;

•	Applicability of new regulatory or foreign law requirements; and

•	Liabilities and other exposures not discovered in our due diligence process.

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

Our strategic plan could also involve investments in or partnerships with other companies, which may involve risks such as:

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

Newsquest operates in the U.K., and ReachLocal has international sales operations in Australia, New Zealand, Canada, and Brazil as well as campaign support services in India. Revenue from Newsquest accounted for 12% of our publishing segment's total revenue for the year ended December 31, 2018. Revenue from international operations outside North America accounted for 18% of our ReachLocal segment's total revenue for the year ended December 31, 2018. Our ability to manage these international operations successfully is subject to numerous risks inherent in foreign operations, including:

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

Our financial statements are denominated in U.S. dollars. Newsquest operates in the U.K., and its operations are conducted in foreign currency, primarily the British pound sterling. Continued weakness or further weakening in the British pound sterling to U.S. dollar exchange rate could further diminish Newsquest's contributions to our results of operations. In addition, our ReachLocal segment conducts operations in several foreign jurisdictions. If the value of currency in any of those jurisdictions weakens as compared with the U.S. dollar, our ReachLocal segment's operations in those jurisdictions similarly will contribute less to our results.

The U.K. vote to leave the European Union could adversely impact our business, results of operations, and financial condition.

There remains substantial uncertainty surrounding the U.K.’s vote to leave the European Union (“Brexit”). Any impact of the Brexit vote depends on the terms of the U.K.’s withdrawal from the European Union, which was formally initiated in 2017 and could take several years to accomplish. Businesses will face significant uncertainty and potentially additional compliance costs as the details of the U.K.-European Union relationship are refined during the transition period, which could impact levels of investment and overall business activity in the U.K. As a result, the U.K.’s withdrawal from the European Union could result in an economic downturn in Newsquest’s markets, which could depress the demand for our products and services.

The value of our existing goodwill and intangible assets may become impaired, depending upon future operating results.

Goodwill and other intangible assets were approximately $949.9 million as of December 31, 2018, representing approximately 38% of our total assets. As required under U.S. GAAP, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable. Continued declines in print advertising and circulation revenues, coupled with the erosion of general economic, market, or business conditions could negatively affect our business and stock price, which may require us to record impairment charges to goodwill or other intangible assets when we perform such evaluations. Any such charges would adversely affect future reported results of operations and stockholders' equity but would not affect our cash flow.

Our pension plans are underfunded, and we must use a portion of our cash flows to make required contributions.

We, along with our subsidiaries, sponsor various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), the Gannett 2015 Supplemental Retirement Plan, the Newsquest Pension Scheme in the U.K., the Newspaper Guild of Detroit Pension Plan, and a supplemental retirement plan we assumed pursuant to our acquisition of JMG. Many of our retirement plans were underfunded as of December 31, 2018 by a total of $294.4 million on a U.S. GAAP basis. The excess of pension benefit obligations over assets is expected to give rise to required pension contributions over the next several years. Various factors, including future investment returns, interest rates, and potential pension legislative changes, may impact the timing and amount of future pension contributions. We have committed to make a contribution of $25.0 million to the GRP in 2019 and 2020, as well as a $15.0 million contribution in 2021. We expect to contribute approximately $30.5 million to the U.K. Pension Plans in 2019, $25.2 million in 2020, and $22.9 million in 2021. We also expect to make aggregate contributions of $29.6 million to our other underfunded plans in fiscal year 2019 as well as additional contributions thereafter. Our ability to make contribution payments will depend on our future cash flows, which are subject to general economic, financial, competitive, business, legislative, regulatory, and other factors beyond our control.

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

A portion of our revenues is earned under an affiliation agreement with cars.com, which may be terminated or amended to provide for less favorable terms in the future.

In connection with our separation from our former parent, we entered into a modified affiliation agreement with cars.com, which at the time was an affiliate of our former parent. The agreement was intended to permit our local markets to continue to earn advertising revenues from cars.com for up to five years after the separation, although the agreement may be terminated earlier in certain circumstances, including if we fail to achieve specified performance standards. We may cease to earn revenues under this agreement, or the amount of such revenues may be materially reduced, if the agreement is terminated or not renewed at the end of its five-year term (or if it is renewed on less favorable terms), and we are unable to find a suitable substitute. In addition, to the extent the agreement contains exclusivity or non-compete provisions, including restrictions on our ability to use a competing service or to compete with our counterparty, it could limit our ability to maximize our performance in the provision of online automobile sales services.

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

During 2017, we made an election to treat one of our ReachLocal international subsidiaries as a disregarded entity for U.S. federal income tax purposes. This election resulted in worthless stock and bad debt deductions of $101.0 million, yielding a tax benefit of $32.0 million. These tax deductions are subject to audit and possible adjustment by the IRS, which could result in the reversal of all or part of the income tax benefit. To account for this uncertainty, a reserve of $11.0 million has been established to reduce the benefit to an estimated realizable value of $21.0 million. While we believe this represents our best estimate of the benefit to be realized upon final acceptance of our tax return, the IRS could reject or reduce the amount of tax benefit related to these deductions. If the IRS rejects or reduces the amount of this income tax benefit, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

The potential enactment of a Digital Services Tax in the U.K. may impact future results.

On October 29, 2018, Her Majesty’s Treasury issued budget guidance describing the framework of a proposed Digital Services Tax (DST) in the United Kingdom. This tax would apply beginning in year 2020. The 2% DST would apply to gross revenue of specified digital business models deriving value from participation of their users. While the tax is intended to apply to search engines, social media platforms, and online marketplaces, it may be applied to online advertising when the users of our publications receive advertising based on their participation with the publication. If the DST is enacted, we may have to pay additional cash taxes which could adversely affect our results of operations, financial condition, and cash flows.

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

In April 2018, we completed the sale of $201.3 million in aggregate principal amount of our 4.75% Convertible Senior Notes due 2024. Holders of the notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority, or by agreements governing our future indebtedness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are in McLean, VA, where we lease approximately 178,551 square feet. The lease provides for an initial term of 15 years with two five-year renewal options.

Our publishing domestic facilities occupy approximately 11.2 million square feet in the aggregate, of which approximately 3.8 million square feet is leased from third parties. Many of our local media organizations also have outside news bureaus, sales offices, and distribution centers that are leased from third parties. A listing of publishing centers and key locations may be found in the Major Publications and Markets We Serve section of Item 1. Business. We own some of the plants that house most aspects of the publication process but in certain locations have outsourced printing or combined the printing of multiple publications.

Newsquest, our subsidiary headquartered in London, occupies approximately 1.3 million square feet in the U.K. spread over 92 locations. Of this, 0.3 million square feet (or 57 locations) are leased from third parties. Newsquest's owned premises include four printing facilities. A fifth printing facility is leased.

ReachLocal, our subsidiary headquartered in Woodland Hills, CA, has sales and other offices in 27 locations in 16 states - Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Minnesota, New York, North Carolina, Pennsylvania, Texas, Virginia, and Washington. In addition, ReachLocal has 18 locations in five additional countries - Australia, Brazil, Canada, India, and New Zealand. These properties, which total approximately 259,900 square feet, include leased buildings and data centers. Excluded from total square footage but included in location counts are serviced office spaces.

All of our material real properties owned by our material domestic subsidiaries are mortgaged as collateral for our revolving credit facility. We believe that our current facilities, including the terms and conditions of the relevant lease agreements, are adequate to operate our businesses as currently conducted.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings may be found in Note 12 — Commitments, contingencies and other matters of the notes to consolidated financial statements.

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

In March 2011, the Advertiser Company (Advertiser), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2016, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

Other Matters

In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The settlements, which have not been fully paid, are reflected in our financial statements as of December 31, 2018 and were not material to our results of operations, financial position, or cash flows.

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

Purchases of equity securities

In May 2018, our Board of Directors approved a new share repurchase program authorizing us to repurchase shares with an aggregate value of up to $100 million over a three-year period, replacing our initial program dated July 2015. Shares may be repurchased either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect share repurchases may occur from time to time over the three years. Under current and legacy programs, we have repurchased a total of 5.75 million shares.

Comparison of shareholder return – 2018

The below analysis compares the performance of our common stock from the date of our separation from our former parent company on June 29, 2015 to December 31, 2018 compared to the Russell 2000 Index, the S&P 500 Index, and an index made up of peer companies. Our peer group includes the following entities:

- A. H. Belo Corporation	- The New York Times Company
- Lee Enterprises, Inc.	- News Corporation
- The McClatchy Company	- Tribune Publishing Company
- Meredith Corporation	- Yelp, Inc.
- New Media Investment Group, Inc.	- Harte-Hanks, Inc.

These entities are collectively known as the "Peer Group". The following changes have occurred within the Peer Group since the date of our separation from our former parent:

•ReachLocal, Inc. was included in the Peer Group until we acquired 100% of its outstanding common stock in August 2016. Refer to Note 4 — Acquisitions to the accompanying consolidated financial statements for additional details on the acquisition of ReachLocal.
•Constant Contact, Inc. was included in the Peer Group until Endurance International Group acquired 100% of its outstanding common stock in November 2015.
•Angie's List, Inc. was included in the Peer Group until InterActive Corp. completed the acquisition of 100% of its outstanding common stock in October 2017.
•Time, Inc. was included in the Peer Group until Meredith Corporation completed the acquisition of 100% of its outstanding common stock in January 2018.

The S&P 500 Index includes 500 U.S. companies in the industrial, utilities, technology, and financial sectors and is weighted by market capitalization. The Russell 2000 index includes 2,000 companies across a variety of industries whose market capitalizations are generally between $300 million and $2 billion. In 2018, the company elected to change its benchmark index from the S&P 500 to the Russell 2000 because the company believes the Russell 2000 provides for a better comparison of returns with entities of similar size and market capitalization versus the S&P 500. For the current year only, comparisons of the company's returns to both indices will be included in the graph.

The following graph depicts representative results of investing $100 in our common stock, the Russell 2000 Index, the S&P 500 Index, and the Peer Group index at closing on June 29, 2015. It assumes dividends were reinvested monthly with respect to our common stock, daily with respect to the Russell 2000 and S&P 500, and monthly with respect to each Peer Group company.

Comparison of Cumulative Total Return
Among Gannett Co., Inc., the Russell 2000 Index, the S&P 500 Index, and a Peer Group
$150
$100
$50
$0
6/29/15
12/31/15
12/31/16
12/31/17
12/31/18
Gannett Co., Inc.
Russell 2000 Index
S&P 500 Index
Peer Group

	June 2015	December 2015	December 2016	December 2017	December 2018
Gannett Co., Inc.	$100.00	$117.16	$75.08	$94.78	$74.32
Russell 2000 Index	$100.00	$91.78	$111.34	$127.64	$113.59
S&P 500 Index	$100.00	$101.23	$113.66	$138.47	$130.97
Peer Group	$100.00	$85.34	$88.82	$126.43	$130.12

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the years 2014 through 2018 is contained in the table below and is derived from our audited financial statements for those years. The information in this section is not necessarily indicative of the results of operations to be expected for future years and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The financial information included herein for periods prior to our separation from our former parent on June 29, 2015 may not necessarily reflect what our financial position, results of operations, and cash flows would have been had we been an independent publicly-traded company during the periods presented.

Fiscal year 2017 comprises 53 weeks, and all other fiscal years presented in the table below comprise 52 weeks.

In thousands, except per share amounts
	2018	2017	2016	2015	2014
Total operating revenue	$2,916,838	$3,146,480	$3,047,474	$2,885,012	$3,171,878
Operating income	$28,762	$67,571	$89,370	$164,505	$262,331
Net income	$15,040	$6,887	$52,710	$146,091	$210,705
Earnings per share - basic	$0.13	$0.06	$0.45	$1.27	$1.83
Earnings per share - diluted	$0.13	$0.06	$0.44	$1.25	$1.83
Other selected financial data
Dividends declared per share	$0.64	$0.64	$0.64	$0.32	$—
Weighted average number of common shares outstanding:
Basic	112,970	113,047	116,018	115,165	114,959
Diluted	115,751	115,610	118,625	116,695	114,959
Financial position and cash flow
Cash and cash equivalents	$93,559	$120,589	$114,324	$196,696	$71,947
Long-term debt, excluding current maturities	$304,264	$355,000	$400,000	$—	$—
Total assets	$2,478,411	$2,569,977	$2,844,681	$2,427,799	$2,384,460

NOTES TO SELECTED FINANCIAL DATA

Restructuring charges and asset impairments

We incurred restructuring costs of $67.9 million in 2018, $44.3 million in 2017, $45.8 million in 2016, $77.4 million in 2015, and $51.1 million in 2014. We recorded asset impairment charges of $50.5 million in 2018, $46.8 million in 2017, $55.9 million in 2016, $29.1 million in 2015, and $4.0 million in 2014.

Acquisitions

We, along with our subsidiaries, made the significant acquisitions listed below during the period. There were no significant dispositions. The results of operations of these acquired businesses are included in the accompanying selected financial information from the date of acquisition.

Year	Name	Location	Description
2018	WordStream	Boston, Massachusetts	Provider of cloud-based software-as-a-service solutions
2017	SweetIQ	Montreal, Canada	Digital marketing solutions firm
2016	Journal Media Group	Milwaukee, Wisconsin	Media company with print and digital publishing operations
	North Jersey Media Group	Woodland Park, New Jersey	Media company with print and digital publishing operations
	ReachLocal	Woodland Hills, California	Digital marketing solutions firm
2015	Texas-New Mexico Newspapers Partnership	Texas, New Mexico, Pennsylvania	Media company with print and digital publishing operations
	Romanes Media Group	Scotland, Berkshire, Northern Ireland	Media company with print and digital publishing operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain factors affecting forward-looking statements

Certain statements in this Annual Report on Form 10-K contain certain forward-looking statements regarding business strategies, market potential, future financial performance, and other matters. Forward-looking statements include all statements that are not historical facts. The words "believe," "expect," "estimate," "could," "should," "intend," "may," "plan," "seek," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements" which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to many risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management, is expressed in good faith, and is believed to have a reasonable basis. However, there can be no assurance the expectation or belief will result, be achieved, or be accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events, or circumstances occurring after the date of this report. Factors, risks, trends, and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the statements made under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the following other factors, risks, trends and uncertainties:

•	Our ability to achieve our strategic transformation;

•	Potential disruption due to the reorganization of our sales force;

•	An accelerated decline in general print readership and/or advertiser patterns as a result of changing consumer preferences, competitive alternative media, or other factors;

•	An inability to adapt to technological changes or grow our digital businesses;

•
Risks associated with the operation of an increasingly digital business, such as rapid technological changes, challenges associated with new delivery platforms, declines in web traffic levels, technical failures, and proliferation of ad blocking technologies;

•	Competitive pressures in the markets in which we operate;

•	Macroeconomic trends and conditions;

•	Increases in newsprint costs over the levels anticipated or declines in newsprint supply;

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

•
Risks and uncertainties related to MNG Enterprises, Inc.'s unsolicited proposal to acquire the company and related nomination of six candidates for election to the company's board of directors, which could, among other matters, cause us to incur significant expense and impact the trading value of our securities;

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

Executive summary

Gannett is a media and marketing solutions company whose wide variety of digital content reaches 126 million unique visitors a month. The company has many relevant digital products, including web sites, mobile platforms, and apps affiliated with its local and international brands. The company also comprises 110 daily U.S. print products, including USA TODAY, and 150 publications in the U.K. Total U.S. daily print and digital circulation averages 3 million, rising to 5 million on Sundays. In the U.K., weekly print circulation averages approximately 8.0 million.

The scope of marketing solutions products and services Gannett provides businesses through its ReachLocal segment ranges from search and social media advertising, data insights, websites, local listings, and search engine optimization to mobile, social, video, live chats, lead engagement, and automation. Our operations also include commercial printing.

Basis of reporting

The following is a discussion of the key factors that have affected our accounting for or reporting on the business over the last three fiscal years. This commentary should be read in conjunction with our financial statements, selected financial data, and the remainder of this Form 10-K.

Fiscal year: Starting in 2018, our fiscal year coincides with the Gregorian calendar. In 2017 and prior, our fiscal years ended on the last Sunday of the calendar year. Our fiscal year for 2018 was a 52-week year ending on December 31, 2018. Fiscal year 2017 was a 53-week year ending on December 31, 2017, and fiscal year 2016 was a 52-week year ending on December 25, 2016.

Advertising and marketing services revenues: In 2018, we realigned the presentation of web presence and software-as-a-service revenues from other revenues to advertising and marketing services revenues on the Consolidated statements of income. As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $46.2 million, $34.6 million, and $9.2 million for 2018, 2017, and 2016, respectively. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

Certain matters affecting current and future operating results

The following developments affect period-over-period comparisons and will affect period-over-period comparisons for future results:

Acquisitions

•
WordStream, Inc. (WordStream) – In July 2018, our ReachLocal segment completed the acquisition of WordStream, a provider of cloud-based software-as-a-service solutions for local and regional businesses and agencies, for approximately $132.5 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is payable in 2019 and 2020 based upon the achievement of certain revenue targets.

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

•
Certain assets of North Jersey Media Group, Inc. (NJMG) – In July 2016, we completed the acquisition of certain assets of NJMG for approximately $38.6 million. NJMG is a media company with print and digital publishing operations serving primarily the northern New Jersey market.

•
Journal Media Group, Inc. (JMG) – In April 2016, we completed the acquisition of 100% of the outstanding common stock of JMG for approximately $260.6 million, net of cash acquired. JMG is a media company with print and digital publishing operations serving 15 U.S. markets in nine states.

•	We completed other immaterial acquisitions during the periods presented.

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

In conjunction with these programs, we incurred restructuring costs of $67.9 million in 2018, $44.3 million in 2017, and $45.8 million in 2016. Included in these restructuring costs are severance costs of $51.1 million in 2018, $37.0 million in 2017, and $43.5 million in 2016. In 2018, we offered an early retirement opportunity program (EROP) for certain employees in our Domestic Publishing and Corporate units for which $27.8 million of severance costs were incurred and are included in the severance costs above.

We recorded asset impairment charges of $50.5 million in 2018, $46.8 million in 2017, and $55.9 million in 2016. We also recorded accelerated depreciation of $16.7 million in 2018, $44.0 million in 2017, and $3.2 million in 2016.

Foreign currency

Our U.K. publishing operations are conducted through our Newsquest subsidiary. In addition, ReachLocal has foreign operations in regions such as Asia-Pacific and South America. Our earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date.

With respect to Newsquest, the average exchange rate used to translate U.K. results was 1.33 for 2018, 1.29 for 2017, and 1.36 for 2016. Translation fluctuations impact our U.K. revenue, expense, and operating income results. The 4% increase in the exchange rate from 2017 to 2018 favorably impacted 2018 revenue comparisons by approximately $10.5 million. The 5% decrease in the exchange rate from 2016 to 2017 unfavorably impacted 2017 revenue comparisons by approximately $16.1 million.

Impacts stemming from foreign currency translation gains and losses at our ReachLocal segment unfavorably impacted revenue by $3.8 million in 2018. In 2017 and 2016, foreign currency translation gains and losses were immaterial.

Newsprint supply

The newsprint supply available to U.S. publishers is volatile. In 2017, North American newsprint producers permanently removed production capacity approaching one million metric tonnes per year, and similar production capacity reductions were witnessed outside of North America. In addition, in the first six months of 2018, many Canadian producers were subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S. Those duties were ultimately eliminated by the International Trade Commission in September 2018, but their imposition in the first half of 2018 disrupted the newsprint market by driving prices higher and incentivizing Canadian producers to reduce their shipments of newsprint into the United States.

As a result of the above, newsprint prices remained elevated throughout 2018; however, newsprint expense at our publishing segment was effectively flat in 2018 as rising prices were offset by declines in circulation volumes and usage.

Outlook for 2019

As we move into 2019, we remain focused on executing our strategic vision of being essential to consumers and marketers seeking meaningful connections with their communities across print, digital, and other channels. In 2018, we completed our organizational realignment that reorganized our business into two functions - Marketing Solutions and Consumer. In our Marketing Solutions business, we are focused on developing a more comprehensive suite of marketing products and services, including the integration of the recent WordStream acquisition. Although print advertising will remain challenged due to market pressures, we are aggressively focused on driving a deeper penetration of our digital advertising and marketing service products within our local client base as well as acquiring new clients. Our Consumer organization is focused on growing our audiences and deepening engagement, in part by expanding our spectrum of content beyond traditional news into new verticals and platforms. We will continue to strive to maximize operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs. We also will continue to pursue our strategy of growing our business through selective acquisitions and investments.

RESULTS OF OPERATIONS

Consolidated summary

A summary of our segment results is presented below:

In thousands, except per share amounts
	2018(1)	2017(1)	Change	2016(1)	Change
Operating revenues:
Publishing	$2,559,563	$2,812,243	(9%)	$2,933,095	(4%)
ReachLocal	411,505	358,728	15%	110,144	***
Corporate and other	7,417	4,835	53%	4,235	14%
Intersegment eliminations	(61,647)	(29,326)	***	—	***
Total operating revenues	2,916,838	3,146,480	(7%)	3,047,474	3%
Operating expenses:
Publishing	2,395,564	2,592,566	(8%)	2,697,697	(4%)
ReachLocal	412,608	377,667	9%	128,872	***
Corporate and other	141,551	138,002	3%	131,535	5%
Intersegment eliminations	(61,647)	(29,326)	***	—	***
Total operating expenses	2,888,076	3,078,909	(6%)	2,958,104	4%
Operating income	28,762	67,571	(57%)	89,370	(24%)
Non-operating income (expense)	1,397	(26,830)	***	(22,942)	17%
Income before income taxes	30,159	40,741	(26%)	66,428	(39%)
Provision for income taxes	15,119	33,854	(55%)	13,718	***
Net income	$15,040	$6,887	***	$52,710	(87%)
Diluted earnings per share	$0.13	$0.06	***	$0.44	(86%)
*** Indicates an absolute value percentage change greater than 100.
(1) Fiscal year 2017 comprises 53 weeks while fiscal years 2018 and 2016 comprise 52 weeks.

Intersegment eliminations in the preceding table represent digital marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but which are fulfilled by our ReachLocal segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

To facilitate a comparison of our publishing results without the impact of acquisitions, the 53rd week of revenues and expenses, and foreign currency translation fluctuations, 2017 same store revenues and expenses for purposes of comparison to 2016 are calculated as follows:

•	Reported revenues or expenses

•	Less: revenues or expenses for our 2017 publishing acquisitions from the date of the acquisition through the end of the year

•	Less: revenues or expenses for our 2016 publishing acquisitions from the beginning of fiscal year 2017 through the first year anniversary of their applicable acquisition date

•	Less: 53rd week revenue or expenses

•	Less: operations exited in 2017

•	Add (less): decreases (increases) in foreign currency translation impacts based on a constant currency calculation

Same store revenues and expenses are not presented for 2018 because no material publishing acquisitions occurred in 2018 or 2017. As we continue to integrate our acquisitions, allocations of certain expenses related to acquired businesses may change. These adjustments may impact the comparability of same store expense numbers across periods; however, such impacts are expected to be immaterial.

Operating revenues:

Our publishing segment generates revenue primarily through advertising and marketing services and subscriptions to our print and digital publications. Our advertising teams sell local, national, and classified print advertising products, digital advertising offerings such as digital classified advertisements, digital media such as display advertisements run on our platforms as well as third-party sites, and digital marketing services such as search advertising offered through and delivered by our ReachLocal segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distributing our publications on our digital platforms. Other revenues are derived mainly from commercial printing and distribution arrangements.

Our ReachLocal segment generates advertising and marketing services revenues through multiple services including search advertising, display advertising, search optimization, social media, website development, web presence products, and software-as-a-service solutions.

Revenue comparisons 2018 - 2017:

Total operating revenues were $2.9 billion in 2018, a decrease of 7% from 2017. This decrease was primarily attributable to continued softness in publishing segment advertising and marketing services revenues of $185.7 million reflecting decreased demand for print advertising, as well as declines in circulation revenues of $57.7 million due to lower circulation volumes, partially offset by increases from our strategic pricing programs. These declines in operating revenues were partially offset by the increase in revenues of $52.8 million from ReachLocal, primarily attributable to the acquisition of WordStream, the migration of publishing segment customers onto the ReachLocal platform, and increases in average revenue per customer. Overall, operating revenues declined by $40.5 million due to six fewer days in 2018 compared to 2017. Additionally, foreign currency rate fluctuations positively impacted operating revenues by $6.7 million.

Revenue comparisons 2017 - 2016:

Total operating revenues were $3.1 billion in 2017, an increase of 3% from 2016 primarily attributable to revenue growth of $248.6 million from ReachLocal, which was acquired in August 2016. Publishing revenues decreased 4% from 2016 which was primarily attributable to the continued softness in publishing segment same store advertising revenues of $212.5 million, reflecting decreased demand for print advertising, as well as declining trends in same store circulation revenues of $84.3 million due to lower circulation volumes partially offset by revenues from our 2016 publishing acquisitions of $157.5 million and 53rd week revenues of $49.1 million. Additionally, foreign currency rate fluctuations negatively impacted publishing revenues by $16.1 million.

Operating expenses:

Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

Operating expense comparisons 2018 - 2017:

During 2018, total operating expenses decreased 6% to $2.9 billion compared to 2017. Publishing segment expenses decreased by $197.0 million, primarily attributable to continued cost efficiency efforts and reductions in cost of sales due to lower print advertising and circulation revenues. This decrease was partially offset by an increase in operating expenses from ReachLocal of $34.9 million, primarily attributable to the acquisition of WordStream and higher cost of sales associated with digital marketing services revenue growth. Corporate expenses increased 3% compared to 2017 primarily due to an increase in restructuring costs. Foreign currency rate fluctuations also increased expenses by $5.6 million.

Impacting 2018 operating expenses, and included in the numbers above, were severance-related charges of $51.1 million, asset impairment charges of $50.5 million, accelerated depreciation of $16.7 million, facility consolidation charges of $16.8 million, and acquisition costs of $7.6 million. Impacting 2017 operating expenses, and included in the numbers above, were asset impairment charges of $46.8 million, accelerated depreciation of $44.0 million, severance-related charges of $37.0 million, facility consolidation charges of $7.3 million, and acquisition costs of $5.2 million.

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

Impacting 2016 operating expenses were asset impairment charges of $55.9 million, severance-related charges of $43.5 million, acquisition costs of $31.9 million, accelerated depreciation of $3.2 million, and facility consolidation charges of $2.2 million.

Publishing segment

A summary of our publishing segment results is presented below:

In thousands
	2018(1)	2017(1)	Change	2016(1)	Change
Operating revenues:
Advertising and marketing services	$1,311,217	$1,496,883	(12%)	$1,602,845	(7%)
Circulation	1,063,022	1,120,739	(5%)	1,133,676	(1%)
Other	185,324	194,621	(5%)	196,574	(1%)
Total operating revenues	2,559,563	2,812,243	(9%)	2,933,095	(4%)
Operating expenses:
Cost of sales	1,626,011	1,767,226	(8%)	1,850,230	(4%)
Selling, general and administrative expenses	574,406	605,954	(5%)	641,394	(6%)
Depreciation and amortization	96,148	135,214	(29%)	105,102	29%
Restructuring costs	48,904	37,376	31%	45,031	(17%)
Asset impairment charges	50,095	46,796	7%	55,940	(16%)
Total operating expenses	2,395,564	2,592,566	(8%)	2,697,697	(4%)
Operating income	$163,999	$219,677	(25%)	$235,398	(7%)
(1) Fiscal year 2017 comprises 53 weeks while fiscal years 2018 and 2016 comprise 52 weeks.

Operating revenues:

Revenue comparisons 2018 - 2017:

Advertising and marketing services revenues were $1.3 billion for 2018, a decrease of 12% compared to 2017, which was primarily attributable to a $201.9 million decline in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry and a $18.6 million decline due to six fewer days in 2018 compared to 2017. Partially offsetting this decline was an increase in digital advertising and marketing services revenues of $16.2 million. Foreign currency exchange rates positively affected advertising and marketing services revenues by $6.7 million.

Print advertising revenues were $880.5 million in 2018, a decrease of 19% compared to 2017. Local and national print advertising revenues were $396.6 million and $200.0 million, respectively, for 2018, a decrease of 18% and 23%, respectively, compared to 2017. These declines were attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $283.9 million for 2018 decreased 16% compared to 2017, primarily attributable to declines in the automotive, employment, and real estate categories of $19.1 million, $11.7 million, and $11.0 million, respectively. Overall, print advertising revenues declined by $11.8 million due to six fewer days in 2018 compared to 2017. Foreign currency exchange rates positively affected print advertising revenues by $4.9 million.

Digital advertising and marketing services revenues were $430.8 million for 2018, an increase of 4% compared to 2017. Digital media revenues were $279.1 million for 2018, an increase of 3% compared to 2017, primarily due to growth in national premium and programmatic sales. Digital classified revenues were $73.9 million for 2018, a decrease of 17% compared to 2017 due to decreases in the digital classified employment and automotive categories of $8.0 million and $3.9 million, respectively. Digital marketing services revenues were $77.8 million for 2018, an increase of 42% compared to 2017. This increase was attributable to growth in the number of clients and an increase in the average spend per client due to the transition of our local markets to the ReachLocal technology and product platform. Overall, digital advertising revenues were negatively impacted by $6.8 million due to six fewer days in 2018 compared to 2017. Foreign currency exchange rates positively affected total digital advertising and marketing services revenues by $1.8 million.

Circulation revenues were $1.1 billion for 2018, a decrease of 5% compared to 2017. Print circulation revenues were $816.0 million for 2018, a decrease of 9% from 2017, due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues were $247.0 million for 2018, a 10% increase from 2017, primarily due to the refinement of the allocation to digital revenues based on frequency of delivery. Overall, circulation revenues declined by $13.5 million due to six fewer days in 2018 compared to 2017. Foreign currency exchange rates positively affected circulation revenues by $3.0 million.

Commercial printing and other revenues of $185.3 million in 2018 decreased 5% compared to 2017 due to reduced demand consistent with general industry trends. Other revenues accounted for approximately 7% of total revenues for the year.

Revenue comparisons 2017 - 2016:

Advertising and marketing services revenues were $1.5 billion for 2017, a decrease of 7% compared 2016. This decrease was attributable to the decline in same store advertising revenues of 13% due to lower print advertising demand consistent with general trends adversely impacting the publishing industry. This decline was partially offset by advertising revenues associated with our 2016 publishing acquisitions of $90.6 million and 53rd week advertising revenues of $20.7 million. Foreign currency exchange rates negatively affected advertising revenues by $10.3 million.

Print advertising revenues were $1.1 billion for 2017, a decrease of 10% compared to 2016. Same store local and national print advertising revenues were $438.0 million and $240.9 million, respectively, for 2017, a decrease of 18% and 19%, respectively, compared to 2016. These declines were attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Same store classified print advertising revenues of $312.0 million for 2017 decreased 17% compared to 2016, primarily attributable to declines in the automotive, employment, and real estate categories of $19.0 million, $13.2 million, and $12.9 million, respectively. These declines were partially offset by print advertising revenues associated with our 2016 publishing acquisitions of $79.3 million and 53rd week print advertising revenues of $15.7 million. Foreign currency exchange rates negatively affected print advertising revenues by $7.5 million.

Digital advertising and marketing services revenues were $414.5 million for 2017, an increase of 5% compared to 2016. This increase was attributable to digital advertising and marketing revenues associated with our 2016 publishing acquisitions of $11.3 million and 53rd week digital advertising and marketing revenues of $5.0 million. Same store digital media revenues were $258.4 million for 2017, an increase of 4% compared to 2016, primarily due to growth in programmatic sales as well as increases in mobile display and audience extension revenues. Same store digital classified revenues were $87.2 million for 2017, a decrease of 10% compared to 2016 due to decreases in the digital classified employment and automotive categories of $6.6 million and $0.3 million, respectively. Same store digital marketing services revenues were $53.9 million for 2017, an increase of 7% compared to 2016. This increase was attributable to growth in the number of clients and an increase in the average spend per client due to the transition of our local markets to the ReachLocal technology and product platform. Foreign currency exchange rates negatively affected total digital advertising and marketing services revenues by $2.8 million.

Circulation revenues were $1.1 billion for 2017, a decrease of 1% compared to 2016. This decrease was primarily attributable to the decline in same store circulation revenues of 7%. The decrease was partially offset by circulation revenues associated with our 2016 publishing acquisitions of $55.3 million and 53rd week circulation revenues of $19.3 million. Print circulation revenues on a same store basis were $842.3 million for 2017, a 5% decrease from the same period in 2016 due to a reduction in volume, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues on a same store basis were $207.1 million for 2017, a 17% decrease from the same period in 2016 due to a reduction in volume and changes in fair value pricing used to allocate full access subscription revenues between print and digital circulation. Foreign currency exchange rates negatively affected circulation revenues by $4.5 million.

Commercial printing and other revenues of $194.6 million in 2017 decreased 1% compared to 2016 due to reduced demand consistent with general industry trends. Other revenues accounted for approximately 7% of total revenues for the year.

Operating expenses:

Operating expense comparisons 2018 - 2017:

Cost of sales for 2018 decreased 8% from 2017 to $1.6 billion. This decrease was primarily driven by continued cost efficiency efforts as well as an overall decline in circulation volumes that reduced production and distribution costs by 13% and 9%, respectively. Foreign currency rate fluctuations increased expenses by $5.5 million.

Total selling, general, and administrative expenses for 2018 decreased 5% from 2017 to $574.4 million, primarily attributable to continued company-wide cost efficiency efforts, resulting in a 2% decrease in employee benefits costs and other reductions in information technology and marketing expenses of 17% and 14%, respectively. Foreign currency exchange rate fluctuations increased selling, general, and administrative expenses by $3.3 million.

Depreciation and amortization expense for 2018 was $96.1 million, a 29% decrease compared to 2017 primarily attributable to a decrease of $27.3 million in accelerated depreciation associated with our facility consolidation efforts. Foreign currency exchange fluctuations increased depreciation expense by $0.4 million.

Impacting 2018 operating expenses were asset impairment charges of $50.1 million and restructuring charges of $48.9 million. Impacting 2017 operating expenses were asset impairment charges of $46.8 million and restructuring charges of $37.4 million.

Operating expense comparisons 2017 - 2016:

Cost of sales for 2017 decreased 4% from 2016 to $1.8 billion. Cost of sales on a same store basis decreased 12%, driven primarily by a decrease in newsprint costs and an overall decline in circulation volumes that reduced production and distribution costs. Newsprint costs on a same store basis of $127.0 million decreased 17% primarily due to lower consumption. Foreign currency rate fluctuations also reduced expenses by $8.1 million. Partially offsetting the decrease in cost of sales was the inclusion of costs associated with our 2016 publishing acquisitions of $116.3 million.

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

Impacting 2016 operating expenses were asset impairment charges of $55.9 million and restructuring charges of $45.0 million.

Publishing segment Adjusted EBITDA

In thousands
	2018	2017	Change	2016	Change
Operating income (GAAP basis)	$163,999	$219,677	(25%)	$235,398	(7%)
Depreciation and amortization	96,148	135,214	(29%)	105,102	29%
Restructuring costs	48,904	37,376	31%	45,031	(17%)
Asset impairment charges	50,095	46,796	7%	55,940	(16%)
Acquisition-related items	—	375	(100%)	777	(52%)
Other items	2,351	(7,018)	***	1,860	***
Adjusted EBITDA (non-GAAP basis)	$361,497	$432,420	(16%)	$444,108	(3%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment decreased 16% from 2017 to 2018. This decline was primarily attributable to declines in print advertising and circulation revenues partially offset by growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies. Adjusted EBITDA was favorably impacted by $0.8 million attributable to foreign exchange rate changes.

Adjusted EBITDA for our publishing segment decreased 3% from 2016 to 2017. The decrease was primarily attributable to declines in same store publishing revenues due to the continued softness in print advertising revenues and declining circulation trends. In addition, there was an unfavorable foreign exchange rate impact of $3.3 million in 2017 compared to 2016. Partially offsetting these decreases were the increased contributions from our 2016 acquisitions.

ReachLocal

ReachLocal was acquired and became a new operating segment in August 2016. A summary of our ReachLocal segment results is presented below:

In thousands
	2018(1)	2017(1)	Change	2016(1)	Change
Advertising and marketing services	$411,505	$358,728	15%	$110,144	***
Total operating revenues	411,505	358,728	15%	110,144	***
Operating Expenses:
Cost of sales	222,728	207,289	7%	67,414	***
Selling, general and administrative expenses	142,590	135,496	5%	48,582	***
Depreciation and amortization	42,000	33,902	24%	12,236	***
Restructuring costs	4,913	980	***	640	53%
Asset impairment charges	377	—	***	—	—%
Total operating expenses	412,608	377,667	9%	128,872	***
Operating loss	(1,103)	(18,939)	(94%)	(18,728)	1%
*** Indicates an absolute value percentage change greater than 100.
(1) Fiscal year 2018 comprises 52 weeks, fiscal year 2017 comprises 53 weeks, and fiscal year 2016 comprises 20 weeks.

As of Date	December 31, 2018	December 31, 2017	December 25, 2016
Active Clients (a)	20,800	19,000	15,300
Active Product Units (b)	40,300	37,500	27,900
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
(b) Active Product Units is a number calculated to approximate the number of individual products, licenses, or services we are providing under contract for Active Clients. For example, if we were performing both SEM and display campaigns for a client that also licenses lead conversion software, we would consider each service separately, resulting in three Active Product Units. Similarly, if a client purchases SEM campaigns for two different products or purposes, we consider each product or purpose as separate Active Product Units. Numbers are rounded to the nearest hundred.

Operating revenues:

Revenue comparisons 2018 - 2017:

Advertising and marketing services revenues were $411.5 million for 2018, an increase of 15% compared to 2017, which included revenues from international entities of $96.3 million for 2018 as compared to $96.4 million for 2017. The increase was primarily attributable to higher revenues of $32.3 million from continued growth in sales from the migration of publishing segment customers onto the ReachLocal platform and a $4.8 million increase in revenues generated from SweetIQ. Additionally, WordStream was acquired in July 2018, which contributed revenues of $29.1 million since the acquisition date. The increase in revenues was partially offset by lower revenues of $11.7 million due to the sale of ReachLocal's German and Japanese affiliates in 2018. Additionally, advertising and marketing services revenues declined by $5.8 million due to six fewer days in 2018 compared to 2017.

The increase in Active Clients as of December 31, 2018 as compared to December 31, 2017 is primarily attributable to the addition of WordStream clients, partially offset by reductions in smaller and lower spending clients in North America, mostly from our international customer base, and the impact of the sale of ReachLocal's German and Japanese affiliates in 2018. The increase in Active Product Units as of December 31, 2018 as compared to December 31, 2017 is primarily attributable to the addition of WordStream and continued cross selling of other ReachLocal products to new and existing bases, partially offset by attrition in Active Clients.

Revenue comparisons 2017 - 2016:

Advertising and marketing services revenues were $358.7 million for 2017, which included revenues from international operations of $96.4 million. In 2017, $29.3 million of advertising revenues were recognized as a result of the transition of publishing segment customers to the ReachLocal platform. Additionally, SweetIQ was acquired in April 2017, which contributed revenues of $5.2 million since the acquisition date. Advertising and marketing services revenues were $110.1 million for 2016 which included revenues from international entities of $33.1 million. Advertising and marketing services revenues for 2016 were negatively impacted by $8.9 million from the revaluation of deferred revenue attributable to the purchase price accounting applied at the acquisition date.

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

Operating expenses:

Operating expense comparisons 2018 - 2017:

Cost of sales, which includes online media acquired from third parties, costs to manage and operate ReachLocal's solutions and technology infrastructure, and other third-party direct costs, was $222.7 million for 2018, an increase of 7% compared to 2017. Cost of online media acquired from third-party publishers totaled $173.8 million for 2018 compared to $163.3 million for 2017. This increase was attributable to an increase of $4.6 million due to cost of sales from the acquisition of WordStream and additional costs associated with the migration of publishing segment customers onto the ReachLocal platform. Cost of sales as a percentage of revenue declined due to scaling of the ReachLocal business and the addition of WordStream's higher margins.

Selling, general, and administrative expenses consist primarily of personnel and related expenses for selling and marketing staff, product development and engineering professionals, and other general and administrative functions. Total selling, general, and administrative expenses were $142.6 million for 2018, an increase of 5% compared to 2017. Selling and marketing expenses increased 3% as compared to 2017 due to increased expenses from WordStream of $7.8 million, partially offset by reduced costs from the shutdown of operations in Europe and Japan. Product and technology expenses increased 27% compared to 2017 primarily due to increased WordStream expenses of $3.2 million. Other selling, general, and administrative costs increased 5% as compared to 2017 due to increased expenses of $4.9 million from the acquisition of WordStream partially offset by cost reduction efforts in North America and the shutdown of operations in Europe and Japan.

Depreciation and amortization were $42.0 million for 2018, an increase of 24% compared to 2017. This increase was primarily attributable to amortization related to the WordStream acquisition and a full year of amortization expense from the SweetIQ acquisition.

Operating expense comparisons 2017 - 2016:

Cost of sales was $207.3 million for 2017, which included online media acquired from third-party publishers totaling $163.3 million. Cost of sales was $67.4 million in 2016, which included online media acquired from third-party publishers of $66.3 million.

Selling, general, and administrative expenses were $135.5 million for 2017 and $48.6 million for 2016. 2017 totals included salaries, benefits, and other costs related to sales and marketing staff of $43.5 million, commission expense of $32.0 million, general and administrative expenses of $26.2 million, and product and technology expenses of $8.3 million. 2016 totals included salaries, benefits, and other costs of $16.5 million, commission expense of $10.0 million, general and administrative expenses of $8.7 million, and product and technology expenses of $3.0 million.

Depreciation and amortization was $33.9 million for 2017, which included amortization of developed technology intangible assets of $27.9 million. Depreciation and amortization was $12.2 million for 2016, which included amortization of developed technology intangible assets of $6.6 million.

ReachLocal segment Adjusted EBITDA

In thousands
	2018	2017	Change	2016	Change
Operating loss (GAAP basis)	$(1,103)	$(18,939)	(94%)	$(18,728)	1%
Depreciation and amortization	42,000	33,902	24%	12,236	***
Restructuring costs	4,913	980	***	640	53%
Asset impairment charges	377	—	***	—	—%
Acquisition-related items	459	43	***	—	***
Other items	1,249	567	***	—	***
Adjusted EBITDA (non-GAAP basis)	$47,895	$16,553	***	$(5,852)	***
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our ReachLocal segment was $47.9 million in 2018 compared to $16.6 million in 2017. Profitability improved in 2018 due to the addition of the higher margin WordStream business of $9.7 million, the scaling of revenues on the ReachLocal platform, and growth in average revenue per client.

Adjusted EBITDA for our ReachLocal segment was $16.6 million in 2017 compared to a $5.9 million loss in 2016. The adjusted EBITDA loss in 2016 is attributable to the exclusion of $8.9 million in revenue due to the purchase price accounting revaluation of deferred revenue applied at the acquisition date.

Corporate and other

Corporate operating revenues were $7.4 million in 2018, $4.8 million in 2017, and $4.2 million in 2016.

Corporate operating expenses were $141.6 million for 2018, an increase of 3% compared to 2017. Included in corporate operating expenses for 2018 were $8.8 million of severance-related charges and $5.3 million of facility consolidation charges. Included in corporate operating expenses for 2017 were $5.9 million of severance-related charges. The increase in restructuring charges was partially offset by a decrease in depreciation expense of $3.2 million.

Corporate operating expenses were $138.0 million in 2017, an increase of 5% compared to 2016. The increase in expense was primarily driven by increase in depreciation expense of $7.1 million, severance-related charges of $5.8 million, and other business transformation costs, including changes to our expense allocation structure. These increases were offset by a reduction in acquisition-related expenses of $27.1 million.

Non-operating income (expense)

Interest expense: Interest expense for the year ended December 31, 2018 was $24.7 million compared to $17.1 million in 2017. The increase in interest expense is due to a higher effective interest rate incurred on our convertible debt of 7.91% as compared to an average effective interest rate on our Credit Facility of 4.0%, partially offset by the reduced balance on our Credit Facility of $135.0 million in 2018 as compared to a balance of $355.0 million in 2017.

Interest expense for the year ended December 31, 2017 was $17.1 million compared to $12.8 million in 2016. The increase in interest expense was primarily attributable to the timing of additional borrowings under the Credit Facility.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Our non-operating items, net, consisted of $26.1 million in income for 2018 compared to $9.7 million in expense in 2017. The increase in other non-operating income was due primarily to a decrease of $30.9 million in non-operating pension expense and $10.3 million in gains on the sale of businesses in 2018, partially offset by increases in other non-operating expenses.

Our non-operating items, net, consisted of $9.7 million in expense for 2017 compared to $10.2 million in expense in 2016. As a result of our early adoption of new accounting guidance, included in non-operating expenses are certain net periodic pension and postretirement benefit costs of $21.0 million in 2017 and $9.9 million in 2016. Other non-operating expense, net, for 2017 also included a $2.8 million gain on investment.

Income tax expense (benefit)

The following table outlines our pre-tax net income and income tax expense amounts:

In thousands	2018	2017	2016
Pre-tax net income	$30,159	$40,741	$66,428
Income tax expense	15,119	33,854	13,718
Effective tax rate	50%	83%	21%

Our effective income tax rate for the year ended December 31, 2018 was 50%. This rate was primarily impacted by goodwill impairment related to certain tax assets in the U.K. and an increase in the valuation allowance related to intangible assets. Without these two items, the effective income tax rate would have been 16%, which is lower than the statutory tax rate due to the carryback of net operating losses to a higher tax rate year.

The decrease in the effective income tax rate from 2017 to 2018 was primarily driven by the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks for losses generated after 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that offset the benefits of the rate reduction such as repeal of the domestic production deduction and disallowance of performance based officers’ compensation in excess of $1 million.

As of December 31, 2018, we have finalized our calculation of historical foreign earnings and have concluded we are not subject to the Transition Tax, resulting in no adjustment to provisional amounts recorded in 2017. In 2017, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. For the year ended December 31, 2018, upon further analysis and refinement of our calculation, we have recognized a favorable adjustment of $2.6 million to the provisional amounts recorded at December 31, 2017, which is included as a component of income tax expense from continuing operations. This amount is primarily related to the carryback of net operating losses into higher tax rate years. We consider the enactment date remeasurement of deferred tax assets and liabilities to be completed. We have also elected to account for the tax liability from GILTI tax in the year the tax is incurred.

Our deferred tax assets were further reduced through the establishment of valuation allowances related to unamortizable intangible assets for two of our publishing properties of $7.6 million and a valuation allowance on share-based compensation of $1.9 million, which were recorded as additional income tax expense in 2018.

Our pre-tax income earned in foreign jurisdictions continues in 2016 through 2018 to be higher than domestic pre-tax income primarily due to the higher expenses domestically related to restructuring charges and asset impairment charges.

Net income and earnings per share

Net income: Net income was $15.0 million for 2018 compared to net income of $6.9 million for 2017. The increase in net income is primarily attributable to the increase in other non-operating items of $35.8 million and the decrease in the provision for income taxes of $18.7 million, offset by a decrease in operating income of $38.8 million.

Net income was $6.9 million for 2017 compared to $52.7 million for 2016. The decrease in net income is primarily attributable to the decline in operating income of $21.8 million and the increase in the provision for income taxes of $20.1 million.

Diluted earnings per share: Diluted earnings per share were $0.13 for 2018 compared to earnings per share of $0.06 for 2017. The increase in diluted earnings per share for 2018 compared to 2017 was primarily attributable to the increase in net income discussed above.

Diluted earnings per share were $0.06 for 2017 compared to $0.44 for 2016. The decrease in diluted earnings per share for 2017 compared to 2016 was primarily attributable to the decline in net income discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility, are expected to provide sufficient liquidity to allow us to pursue strategic acquisitions and simultaneously meet our financial requirements, including those for investments, dividends, and share repurchases.

Details of our cash flows are included in the table below:

In thousands
	2018	2017	2016
Net cash flow from operating activities	$157,517	$236,023	$167,923
Net cash flow used for investing activities	(128,526)	(87,569)	(519,073)
Net cash flow from (used for) financing activities	(57,869)	(141,786)	271,418
Effect of currency exchange rate change	1,707	(848)	(272)
Net increase (decrease) in cash	$(27,171)	$5,820	$(80,004)

Operating cash flows

Our net cash flow from operating activities was $157.5 million for 2018 compared to $236.0 million of net cash flow from operating activities for 2017. The decrease in net cash flow from operating activities was primarily attributable to additional pension and postretirement contributions of $22.4 million. In addition, we made U.S. tax payments, net of refunds of $5.4 million and foreign tax payments, net of refunds of $0.6 million during 2018, compared to tax refunds, net of payments, of $18.9 million in 2017. The remainder of the change in cash flows from operating activities is attributed to the decrease in operating revenues of 7% not completely offset by the decline in cost of sales of 8% and selling, general, and administrative expenses of 3% as well as the overall timing of payments and receipts.

Our net cash flow from operating activities was $236.0 million in 2017 compared to $167.9 million of net cash flow from operating activities in 2016. The increase in net cash flow from operating activities was primarily attributable to tax refunds, net of payments, in 2017 of $18.9 million compared to tax payments, net of refunds, in 2016 of $25.7 million. In addition, pension and other postretirement contributions decreased by $34.8 million. The remainder of the change in cash flows from operating activities is due to the overall timing of payments and receipts.

In addition to any other contributions that may be required, we expect to contribute approximately $25.0 million to the Gannett Retirement Plan in 2019, as well as $47.0 million in 2020 and $15.0 million in 2021. Of the $47.0 million estimated contribution for 2020, we are contractually obligated to contribute $25.0 million. We also expect to contribute approximately $30.5 million to the U.K. Pension Plans in 2019, $25.2 million in 2020 and $22.9 million in 2021. In 2019, we also expect to make aggregate contributions of $29.6 million to our other underfunded plans and expect to make additional contributions thereafter.

Investing cash flows

Cash flows used for investing activities totaled $128.5 million for 2018 primarily driven by payments of $131.2 million for acquisitions, primarily related to the WordStream acquisition, and capital expenditures of $63.1 million, partially offset by proceeds from sales of certain assets of $69.7 million.

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

Financing cash flows

Cash flows used for financing activities totaled $57.9 million for 2018, which included net repayments of borrowings under our Credit Facility of $220.0 million, partially offset by net proceeds from our convertible debt offering of $195.3 million. In addition, we had payments of dividends to our shareholders of $72.3 million and payments for employee taxes withheld from stock awards of $6.7 million, partially offset by proceeds from the sale and leaseback of properties accounted for under the financing method of $45.9 million.

Cash flows used for financing activities totaled $141.8 million for 2017, primarily consisting of payment of dividends of $72.3 million, net repayments of borrowings under our Credit Facility of $45.0 million, and share repurchases of $17.4 million.

Cash flows from financing activities were $271.4 million for 2016, primarily as a result of net proceeds from borrowings under our Credit Facility of $400.0 million to fund our 2016 acquisitions, partially offset by the payment of dividends of $92.5 million, and share repurchases of $32.7 million.

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

Under the credit facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with these financial covenants as of December 31, 2018.

The credit facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of December 31, 2018.

As of December 31, 2018, we had $135.0 million in outstanding borrowings under the credit facility and $23.1 million of letters of credit outstanding, leaving $341.9 million of availability.

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

As of December 31, 2018, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were considered met during the period.

Share repurchase program

In May 2018, our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $100 million over a three-year period, replacing our initial program dated July 2015. Shares may be repurchased either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares depends on several factors, including share price and other corporate liquidity requirements. Under these current and legacy programs, we did not repurchase any shares in 2018. In 2017, we repurchased 2.0 million shares at a cost of $17.4 million. In 2016, we repurchased 3.8 million shares at a cost of $32.7 million.

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

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

•
Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) restructuring costs (including severance-related and facility consolidation costs) (6) acquisition-related expenses (including certain integration expenses), (7) asset impairment charges, (8) other items (including certain business transformation costs, litigation expenses, multi-employer pension withdrawals, and gains or losses on certain investments), (9) depreciation, and (10) amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

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

•
Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS as EPS before tax-effected (1) restructuring costs (including severance-related and facility consolidation costs), (2) asset impairment charges, (3) acquisition-related expenses (including certain integration expenses), (4) non-operating gains and losses, and (5) other items (including certain business transformation expenses, litigation expenses, multi-employer pension withdrawals, and gains or losses on certain investments). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 19% and the U.S. of 25.5%. In addition, tax is adjusted in certain years for non-recurring items such as non-deductible acquisition costs, a tax benefit related to a worthless stock and bad debt deduction, effects related to the passage of the Tax Cuts and Jobs Act, and a valuation allowance on deferred tax assets related to the tax basis of certain intangibles. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

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

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our Consolidated statements of income are presented below:

In thousands
	2018	2017	Change	2016	Change
Net income (GAAP basis)	$15,040	$6,887	***	$52,710	(87%)
Provision for income taxes	15,119	33,854	(55%)	13,718	***
Interest expense	24,669	17,142	44%	12,791	34%
Other non-operating items, net	(26,066)	9,688	***	10,151	(5%)
Operating income (GAAP basis)	$28,762	$67,571	(57%)	$89,370	(24%)
Depreciation and amortization	157,714	191,885	(18%)	132,964	44%
Restructuring costs	67,926	44,284	53%	45,757	(3%)
Asset impairment charges	50,472	46,796	8%	55,940	(16%)
Acquisition-related items	7,555	5,202	45%	32,683	(84%)
Other items	9,302	4,195	***	3,181	32%
Adjusted EBITDA (non-GAAP basis)	$321,731	$359,933	(11%)	$359,895	0%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA decreased 11% from 2017 to 2018. This decline was primarily attributable to declines in print advertising and circulation revenues, partially offset by growth in digital advertising and marketing services revenues as well as ongoing operating efficiencies. Adjusted EBITDA was favorably impacted by $0.9 million due to foreign exchange rate changes.

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

Adjusted diluted EPS

Reconciliations of adjusted diluted earnings per share from net income presented in accordance with GAAP on our Consolidated statements of income are presented below:

In thousands, except per share amounts
	2018	2017	Change	2016	Change
Restructuring costs (including accelerated depreciation)	84,654	88,331	(4%)	48,975	80%
Asset impairment charges	50,472	46,796	8%	55,940	(16%)
Acquisition-related items	7,555	5,202	45%	32,683	(84%)
(Gains) losses from non-operating activities	(12,064)	(4,710)	***	3,115	***
Other items	4,996	(3,276)	***	1,860	***
Pretax impact	135,613	132,343	2%	142,573	(7%)
Income tax impact of above items	(30,913)	(50,826)	(39%)	(50,609)	0%
Estimated effect of U.S. statutory tax rate change	(2,583)	42,776	***	—	***
Other tax-related items	7,564	(12,169)	***	—	***
Impact of items affecting comparability on net income	$109,681	$112,124	(2%)	$91,964	22%

Net income (GAAP basis)	$15,040	$6,887	***	$52,710	(87%)
Impact of items affecting comparability on net income	109,681	112,124	(2%)	91,964	22%
Adjusted net income (non-GAAP basis)	$124,721	$119,011	5%	$144,674	(18%)

Earnings per share - diluted (GAAP basis)	$0.13	$0.06	***	$0.44	(86%)
Impact of items affecting comparability on net income	0.95	0.97	(2%)	0.78	24%
Adjusted earnings per share - diluted (non-GAAP basis)	$1.08	$1.03	5%	$1.22	(16%)
Diluted weighted average number of common shares outstanding (GAAP basis)	115,751	115,610	—%	118,625	(3%)
Diluted weighted average number of common shares outstanding (non-GAAP basis)	115,751	115,610	—%	118,625	(3%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted diluted earnings per share was $1.08 for 2018 compared to $1.03 in 2017. The increase in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA in addition to a decrease in non-operating pension expenses.

Adjusted diluted earnings per share was $1.03 for 2017 compared to $1.22 in 2016. The decline in adjusted diluted EPS was attributable to the same factors discussed above for adjusted EBITDA in addition to changes in non-operating income and expenses, particularly pension expense and interest expense.

Free cash flow

Reconciliations of free cash flow from cash flow from operating activities presented in accordance with GAAP on our Consolidated statements of cash flow are presented below:

In thousands
	2018	2017	Change	2016	Change
Cash flow from operating activities	$157,517	$236,023	$(78,506)	$167,923	$68,100
Capital expenditures	(63,143)	(72,325)	9,182	(60,048)	(12,277)
Free cash flow	$94,374	$163,698	$(69,324)	$107,875	$55,823

Free cash flow for 2018 decreased by $69.3 million from the same period in 2017. This decrease was primarily attributable to the decrease in net cash flow from operating activities of $78.5 million compared to 2017. The decrease in net cash flow from operating activities was primarily attributable to additional pension and other postretirement contributions of $22.4 million. In addition, we made tax payments, net of refunds of $6.0 million in 2018 compared to tax refunds, net of payments, in 2017 of $18.9 million. The remainder of the change in free cash flow is attributed to the decrease in operating revenues of 7% not completely offset by the decline in cost of sales of 8% and selling, general, and administrative expenses of 3% as well as the overall timing of payments and receipts, partially offset by a decrease in cash outflows for capital expenditures of $9.2 million during 2018 compared to 2017.

Free cash flow for 2017 increased by $55.8 million from the same period in 2016. This increase was primarily attributable to the increase in net cash flow from operating activities of $68.1 million compared to 2016. The increase in net cash flow from operating activities was primarily attributable to tax refunds, net of payments, in 2017 of $18.9 million compared to tax payments, net of refunds, in 2016 of $25.7 million. In addition, pension and other postretirement contributions decreased by $34.8 million. Partially offsetting these increases in cash flows was an increase in cash outflows for capital expenditures during 2017 of $12.3 million, which was primarily attributable to software development.

Contractual obligations and commitments

The following table summarizes the expected cash outflows resulting from financial contracts and commitments as of the year ended December 31, 2018:

In thousands	Payments Due by Period
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Operating leases (a)	$396,180	$59,134	$96,602	$74,932	$165,512
Purchase obligations (b) (e)	521,838	148,583	151,915	115,740	105,600
Other noncurrent liabilities (c)	29,640	29,605	35	—	—
Retirement plan contributions (d)	123,851	54,188	69,663	—	—
Total	$1,071,509	$291,510	$318,215	$190,672	$271,112

(a)	See Note 12 — Commitments, contingencies and other matters to the consolidated financial statements.

(b)
Includes purchase obligations related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. Amounts for which we are liable under purchase orders outstanding at December 31, 2018 are reflected in the Consolidated Balance Sheets as accounts payable and accrued liabilities and are excluded from the table above.

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

(d)
Consists of amounts we are contractually obligated to contribute to the GRP and Newsquest Pension Scheme. This total does not include additional contributions which may be required to meet IRS minimum funding standards as these contributions are subject to uncertainties regarding significant assumptions involved in their estimation such as interest rate levels as well as the amount and timing of invested asset returns.

(e)	In January 2019, a material new contract was signed requiring incremental purchase obligations of $52.5 million for 2019 and $63.0 million for 2020.

Due to uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement. Therefore, $24.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10 — Income taxes to the consolidated financial statements for a further discussion of income taxes.

Off-balance sheet arrangements

As of December 31, 2018, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

Capital stock

In May 2018, we announced our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $100 million over a three-year period, replacing our initial program dated July 2015. Shares may be repurchased either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on share price and other corporate liquidity requirements. We expect that share repurchases may occur from time to time over the three years. Under current and legacy programs, 5.8 million shares have been repurchased at a total cost of $50.0 million through December 31, 2018.

The Gannett Co., Inc. 401(k) Savings Plan, our principal defined contribution plan, includes a company matching contribution in the form of our stock. We fund the match by buying our stock in the open market and depositing it in the participant's account. Beginning in 2019, we will fund the match based on the investment elections of the plan participants.

Our common stock outstanding, net of treasury stock, at December 31, 2018, totaled 113.1 million shares, compared to 111.8 million shares at December 31, 2017 and 112.9 million shares at December 25, 2016. As of February 22, 2019, our shares were held by 5,691 holders of record.

Dividends

Dividends declared on common stock amounted to $72.3 million in 2018.

On February 27, 2019, the Board of Directors declared a dividend of $0.16 per share, payable on March 25, 2019, to shareholders of record as of the close of business March 11, 2019.

We expect to continue to pay regular quarterly cash dividends on our common stock. Future cash dividends will be at the discretion of our Board of Directors, and the amount of cash dividends per share will depend upon, among other things, our future earnings, financial condition, results of operations, level of indebtedness, capital requirements and surplus, contractual restrictions, the number of shares of common stock outstanding, as well as the legal requirements, regulatory constraints, and other factors that our Board of Directors deems relevant. Our ability to pay cash dividends on our common stock is subject to our continued compliance with the terms of our Credit Facility, including compliance with all financial and other covenants.

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

Goodwill: As of December 31, 2018, we had $779.6 million of goodwill, which represented approximately 31% of our total assets. Goodwill represents the excess of acquisition cost over the fair value of assets acquired, including identifiable intangible assets, net of liabilities assumed. Goodwill is tested for impairment annually on the first day of our fourth quarter or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In 2018, the company early adopted new accounting guidance which simplifies the goodwill impairment quantitative test by removing the requirement to perform a two-step analysis. Before performing the annual goodwill impairment test, we are first permitted to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If, after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a quantitative test. Otherwise, the test is not required. For 2018, a qualitative assessment was not used.

In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The company generally determines the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Estimates of fair value include inputs that are subjective in nature, involve uncertainties and matters of significant judgment that are made at a specific point in time. Changes in key assumptions from period to period could significantly affect the estimates of fair value. Significant assumptions used in the fair value estimates include projected revenues and related growth rates over time, projected operating cash flow margins, discount rates, valuation multiples of entities engaged in the same or similar lines of business, and future economic and market conditions.

After considering the above factors, if the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment is recorded for the amount of carrying value which exceeds the fair value. Fair value of the reporting units depends on several factors, including the future strength of the economy in our principal markets. New and developing competition as well as technological change could also adversely affect future fair value estimates. Any one or a combination of these factors could lead to declines in reporting unit fair values and result in goodwill impairment charges.

All three of our reporting units (Domestic Publishing, the U.K. Group, and ReachLocal) have goodwill balances. The estimated fair value of the Domestic Publishing and ReachLocal reporting units exceeded the carrying value at the most recent measurement date by 7% and 26%, respectively. The carrying value of our U.K. Group reporting unit exceeded the fair value, and a goodwill impairment charge of $13.8 million was recorded. While the goodwill of the Domestic Publishing reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions. In estimating the fair value of the U.K. Group and Domestic Publishing reporting units, the company assumed the rate of revenue decline will decrease over time which has been factored into our long term growth rates and has also assumed there will be additional cost saving measures implemented that will partially offset the revenue declines. Though we believe the financial projections used to determine the fair value of the reporting units are reasonable and achievable, the fair value could be adversely affected if the reporting units are not able to execute on customer opportunities or realize cost savings. Other significant assumptions that could impact the estimated fair value include discount rates and market multiples. When determining these assumptions and preparing projections, we consider each reporting unit’s historical results and trends as well as general economic conditions, the risk-free interest rate environment, competitor efforts, and customer spending patterns. Although the assumptions used reflect Gannett’s best estimates as of the valuation date, changes in assumptions would affect the estimation of the fair value. A 1% increase in the Domestic Publishing reporting unit weighted average cost of capital would result in the estimated fair value exceeding the carrying value for the reporting unit by 4%. As of December 31, 2018, our reporting units (Domestic Publishing, the U.K. Group, and ReachLocal) have goodwill balances representing 55%, 19%, and 26%, respectively, of the total goodwill balance of $779.6 million.

Intangible assets (indefinite-lived and amortizable): Intangible assets consist of mastheads, trade names, domain names, developed technology, and customer relationships.

Local mastheads (e.g., publishing periodical titles and web site domain names) and certain trade names are not subject to amortization. As a result, they are tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances suggest the asset might be impaired. The quantitative impairment test consists of a comparison of the fair value of each masthead, domain name, or trade name with its carrying amount. We use a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each masthead, domain name, or trade name. Management's judgments and estimates of future operating results in determining the intangibles fair values are consistently applied to each underlying business in determining the fair value of each intangible asset. In 2018, following this testing, we recognized impairment charges of $11.4 million. These charges were to bring the recorded indefinite-lived intangibles equal to their implied fair values based on future projections.

Our amortizable intangible assets consist mainly of developed technology, customer relationships, and certain trade names and mastheads. Developed technology comprises digital marketing solutions and other technology acquired as part of the ReachLocal, SweetIQ, and WordStream transactions. Customer relationships include subscriber lists and advertiser relationships. These asset values are amortized systematically over their estimated useful lives. When triggering events are identified, an impairment assessment of our definite-lived intangibles is performed using the excess earnings method. The excess earnings method approach utilizes the present value of projected cash flows expected to be generated by the intangibles less charges representing the contribution of other assets to those cash flows. In 2018, following this testing, we recognized impairment charges of $4.6 million. These charges were to bring the recorded definite-lived intangibles equal to their implied fair values based on future projections.

Property, plant and equipment: Property, plant, and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances or changes to our business model or capital strategy could result in actual useful lives differing from our estimates. In cases where we determine the useful life of property, plant, and equipment should be shortened, we would, after evaluating for impairment, depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Accelerated depreciation was recorded in 2018 and 2017 for certain property, plant, and equipment, reflecting specific decisions to consolidate production and other business services.

We review our property, plant, and equipment assets for potential impairment at the asset group level (generally at the local business level) by comparing the carrying value of such assets with the expected undiscounted cash flows to be generated by those asset groups and local business units. The carrying value of a long-lived asset group is considered impaired when the projected undiscounted future cash flows are less than their carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair value. In 2018, we recognized $20.8 million of impairment charges primarily resulting from assets we have classified as held-for-sale in connection with our facility consolidation and cost saving initiatives.

Pension accounting: We, along with our subsidiaries, have various defined benefit retirement plans under which substantially all of the benefits have been frozen in previous years.

We account for our pension plans in accordance with the applicable accounting guidance, which requires us to include the funded status of our pension plans in our balance sheets and to recognize, as a component of other comprehensive income (loss), the gains or losses that arise during the period but are not recognized in pension expense. Pension expenses associated with service costs are reported on the Consolidated statements of income as Cost of sales or Selling, general and administrative expenses. All other pension expenses are reported on the Consolidated statements of income as Other non-operating items, net.

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

For 2018, the assumption used for the funded status discount rate was 4.30% for our principal retirement plan obligations. As an indication of the sensitivity of pension liabilities to the discount rate assumption, a 50 basis point reduction in the discount rate at the end of 2018 would have increased plan obligations by approximately $81.0 million. A 50 basis point change in the discount rate used to calculate 2018 expense would have changed total pension plan expense for 2018 by approximately $1.8 million. We assumed a rate of 7.25% for our long-term expected return on pension assets used for our principal retirement plan. As an indication of the sensitivity of pension expense to the long-term rate of return assumption, a 50 basis point decrease in the expected rate of return on pension assets would have increased estimated pension plan expense for 2018 by approximately $8.4 million.

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

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the consolidated financial statements. Management re-evaluates tax positions each period in which new information about recognition or measurement becomes available. Our policy is to recognize, when applicable, interest and penalties on unrecognized income tax benefits as part of Provision for income taxes.

The effect of a 1% change in the effective tax rate for 2018 would have resulted in a change of $0.3 million in the Provision for income taxes and net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We believe that our market risk from financial instruments, such as accounts receivable, and accounts payable, is not material.

We are exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding as of December 31, 2018, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $1.4 million for the period ended December 31, 2018.

We are exposed to foreign exchange rate risk due to our publishing operations in the U.K., for which the British pound sterling is the functional currency. We are also exposed to foreign exchange rate risk due our ReachLocal segment which has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, Indian rupee, New Zealand dollar, Singapore dollar, and Brazilian real. We have exited businesses at our ReachLocal segment in 2018 with currencies in the European euro, Japanese yen, and Mexican peso.

Translation gains or losses affecting the Consolidated statements of income have not been significant in the past.

Our cumulative foreign currency translation adjustments reported as part of our equity totaled $312.5 million at December 31, 2018, $344.3 million at December 31, 2017, and $300.3 million at December 25, 2016.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the December 31, 2018 exchange rate of 1.27, at the December 31, 2017 exchange rate of 1.35, and at the December 25, 2016 exchange rate of 1.23. Newsquest's financial results were translated at an average rate of 1.33 for 2018, 1.29 for 2017, and 1.36 for 2016.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $0.1 million for the period ended December 31, 2018. In addition, a 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.3 million for the period ended December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gannett Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gannett Co., Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the three fiscal years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

Tysons, Virginia

February 27, 2019

GANNETT CO., INC. CONSOLIDATED BALANCE SHEETS

In thousands, except share data
	December 31,
Assets	2018	2017
Current assets
Cash and cash equivalents	$93,559	$120,589
Accounts receivable, less allowance for doubtful accounts of $11,088 and $11,588	343,617	352,546
Other receivables	19,230	26,296
Inventories	44,619	30,199
Prepaid income taxes	18,835	4,286
Prepaid expenses and other current assets	60,701	55,932
Total current assets	580,561	589,848
Property, plant and equipment, net	796,009	933,334
Goodwill	779,597	737,716
Intangible assets, net	170,344	139,654
Deferred income taxes	51,039	102,492
Pension assets	48,077	2,103
Other assets	52,784	64,830
Total assets	$2,478,411	$2,569,977

Liabilities and equity
Current liabilities
Accounts payable and accrued liabilities	$387,003	$387,406
Deferred revenue	117,083	122,791
Other current liabilities	47,482	—
Total current liabilities	551,568	510,197
Income taxes	21,679	15,181
Postretirement medical and life insurance liabilities	69,938	83,344
Pension liabilities	319,084	421,876
Long-term portion of revolving credit facility	135,000	355,000
Convertible debt	169,264	—
Other noncurrent liabilities	176,772	166,984
Total noncurrent liabilities	891,737	1,042,385
Total liabilities	1,443,305	1,552,582
Commitments and contingent liabilities (see Note 12)

Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 118,875,977 and 117,547,116 shares issued	1,189	1,175
Treasury stock at cost, 5,750,000 shares	(50,046)	(50,046)
Additional paid-in capital	1,822,094	1,786,941
Accumulated deficit	(121,435)	(64,158)
Accumulated other comprehensive loss	(616,696)	(656,517)
Total equity	1,035,106	1,017,395
Total liabilities and equity	$2,478,411	$2,569,977
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data
Fiscal year ended	December 31, 2018	December 31, 2017	December 25, 2016
Operating revenues:
Advertising and marketing services	$1,661,075	$1,826,233	$1,712,989
Circulation	1,063,022	1,120,739	1,133,676
Other	192,741	199,508	200,809
Total operating revenues	2,916,838	3,146,480	3,047,474
Operating expenses:
Cost of sales	1,803,496	1,959,638	1,927,895
Selling, general and administrative expenses	808,468	836,306	795,548
Depreciation and amortization	157,714	191,885	132,964
Restructuring costs	67,926	44,284	45,757
Asset impairment charges	50,472	46,796	55,940
Total operating expenses	2,888,076	3,078,909	2,958,104
Operating income	28,762	67,571	89,370
Non-operating income (expense):
Interest expense	(24,669)	(17,142)	(12,791)
Other non-operating items, net	26,066	(9,688)	(10,151)
Non-operating income (expense)	1,397	(26,830)	(22,942)
Income before income taxes	30,159	40,741	66,428
Provision for income taxes	15,119	33,854	13,718
Net income	$15,040	$6,887	$52,710
Earnings per share - basic	$0.13	$0.06	$0.45
Earnings per share - diluted	$0.13	$0.06	$0.44
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In thousands
Fiscal year ended	December 31, 2018	December 31, 2017	December 25, 2016
Net income	$15,040	$6,887	$52,710
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(31,800)	43,990	(84,526)
Pension and other postretirement benefit items:
Actuarial income (loss):
Actuarial income (loss) arising during the period	(61,836)	223,087	(334,653)
Amortization of actuarial loss	63,441	72,759	62,155
Prior service credit (cost):
Change in prior service cost	92,052	—	(1,002)
Amortization of prior service cost	(3,409)	3,023	1,883
Settlement charge	1,609	—	(49)
Other	(5,843)	(36,477)	67,959
Pension and other postretirement benefit items	86,014	262,392	(203,707)
Other comprehensive income (loss) before tax	54,214	306,382	(288,233)
Income tax effect related to components of other comprehensive income (loss)	(14,393)	(79,987)	78,745
Other comprehensive income (loss), net of tax	39,821	226,395	(209,488)
Comprehensive income (loss)	$54,861	$233,282	$(156,778)
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Fiscal year ended	December 31, 2018	December 31, 2017	December 25, 2016
Operating activities
Net income	$15,040	$6,887	$52,710
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	157,714	191,885	132,964
Facility consolidation costs	16,832	7,271	2,231
Asset impairment charges	50,472	46,796	55,940
Stock-based compensation - equity awards	19,151	20,341	20,576
Provision for deferred income taxes	25,605	31,511	15,734
Pension and other postretirement expense, net of contributions	(88,681)	(39,363)	(84,600)
Decrease in accounts receivable	16,084	13,175	28,132
Decrease (increase) in other receivables	7,541	(6,487)	6,597
Decrease (increase) in inventories	(14,423)	10,602	(7,504)
Decrease in accounts payable	(13,908)	(22,211)	(22,485)
Increase (decrease) in interest and taxes payable	(8,062)	14,469	3,246
Decrease in accrued expenses	(1,360)	(38,386)	(25,517)
Increase (decrease) in deferred revenue	(5,738)	(12,507)	2,700
Other, net	(18,750)	12,040	(12,801)
Net cash provided by operating activities	157,517	236,023	167,923
Investing activities
Purchase of property, plant and equipment	(63,143)	(72,325)	(60,048)
Payments for acquisitions, net of cash acquired	(131,150)	(44,343)	(464,065)
Payments for investments	(3,963)	(3,827)	(12,419)
Proceeds from sale of certain assets	69,730	28,438	17,405
Changes in other investing activities	—	4,488	54
Net cash used for investing activities	(128,526)	(87,569)	(519,073)
Financing activities
Repayments of borrowings under revolving credit facilities	(425,000)	(80,000)	(80,000)
Proceeds from borrowings under revolving credit facilities	205,000	35,000	480,000
Proceeds from convertible debt	195,321	—	—
Dividends paid	(72,317)	(72,314)	(92,495)
Proceeds from sale and leaseback transactions	45,915	—	—
Payments for employee taxes withheld from stock awards	(6,708)	(7,318)	(3,667)
Proceeds from issuance of common stock upon settlement of stock awards	309	730	562
Changes in other financing activities	(389)	(505)	(315)
Cost of common shares repurchased	—	(17,379)	(32,667)
Net cash (used for) provided by financing activities	(57,869)	(141,786)	271,418
Effect of currency exchange rate change	1,707	(848)	(272)
Increase (decrease) in cash, cash equivalents, and restricted cash	(27,171)	5,820	(80,004)
Balance of cash, cash equivalents, and restricted cash at beginning of year	144,032	138,212	218,216
Balance of cash, cash equivalents, and restricted cash at end of year	$116,861	$144,032	$138,212
The accompanying notes are an integral part of these consolidated financial statements.

GANNETT CO., INC. CONSOLIDATED STATEMENTS OF EQUITY

In thousands, except per share data
	Common Stock $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 27, 2015	$1,156	$—	$1,708,291	$22,553	$(673,424)	$1,058,576
Net income, 2016	—	—	—	52,710	—	52,710
Other comprehensive loss, net of tax	—	—	—	—	(209,488)	(209,488)
Total comprehensive loss						(156,778)
Dividends declared, 2016: $0.64 per share	—	—	—	(73,994)	—	(73,994)
Purchase of treasury stock	—	(32,667)	—	—	—	(32,667)
Stock options exercised	1	—	561	—	—	562
Restricted stock awards settled	5	—	(5,822)	—	—	(5,817)
Performance share units settled	4	—	(3,002)	—	—	(2,998)
Stock-based compensation	—	—	20,576	—	—	20,576
Other activity	—	—	49,301	—	—	49,301
Balance at December 25, 2016	$1,166	$(32,667)	$1,769,905	$1,269	$(882,912)	$856,761
Net income, 2017	—	—	—	6,887	—	6,887
Other comprehensive income, net of tax	—	—	—	—	226,395	226,395
Total comprehensive income						233,282
Dividends declared, 2017: $0.64 per share	—	—	—	(72,314)	—	(72,314)
Purchase of treasury stock	—	(17,379)	—	—	—	(17,379)
Stock options exercised	1	—	729	—	—	730
Restricted stock awards settled	6	—	(3,368)	—	—	(3,362)
Performance share units settled	2	—	(1,195)	—	—	(1,193)
Stock-based compensation	—	—	20,341	—	—	20,341
Other activity	—	—	529	—	—	529
Balance at December 31, 2017	$1,175	$(50,046)	$1,786,941	$(64,158)	$(656,517)	$1,017,395
Net income, 2018	—	—	—	15,040	—	15,040
Other comprehensive income, net of tax	—	—	—	—	39,821	39,821
Total comprehensive income						54,861
Dividends declared, 2018: $0.64 per share	—	—	—	(72,317)	—	(72,317)
Stock options exercised	1	—	308	—	—	309
Restricted stock awards settled	10	—	(3,840)	—	—	(3,830)
Performance share units settled	3	—	(2,437)	—	—	(2,434)
Stock-based compensation	—	—	19,151	—	—	19,151
Convertible debt conversion feature	—	—	21,777	—	—	21,777
Other activity	—	—	194	—	—	194
Balance at December 31, 2018	$1,189	$(50,046)	$1,822,094	$(121,435)	$(616,696)	$1,035,106
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation

Description of business: Gannett Co., Inc. is an innovative, digitally focused media and marketing solutions company committed to fostering the communities in our network and helping them build relationships with their local businesses. Gannett owns ReachLocal, Inc., a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom with more than 150 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform.

NOTE 2 — Summary of significant accounting policies

Fiscal year: Starting in 2018, our fiscal year coincides with the Gregorian calendar. In 2017 and prior, our fiscal years ended on the last Sunday of the calendar year. Our fiscal year for 2018 was a 52-week year ending on December 31, 2018. Fiscal year 2017 was a 53-week year ending on December 31, 2017, and fiscal year 2016 was a 52-week year ending on December 25, 2016.

Basis of presentation and consolidation: The consolidated financial statements include our accounts and those which we control after elimination of all intercompany balances, transactions, and profits.

Beginning in 2018, we have realigned the presentation of web presence and software-as-a-service revenues from other revenues to advertising and marketing services revenue on the Consolidated statements of income. As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $46.2 million, $34.6 million, and $9.2 million for 2018, 2017, and 2016, respectively. Operating revenues, net income, and retained earnings, and earnings per share remained unchanged.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates include amounts for income taxes, pension and other post-employment benefits, and valuation of long-lived and intangible assets.

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

Revenue recognition: Our revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For further details surrounding our major revenue streams and specific recognition principles, refer to Note 3 — Revenues.

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

We capitalize costs to develop software for internal use when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in Cost of sales, in addition to amortization of capitalized software development costs, in the accompanying Consolidated statements of income. We monitor our existing capitalized software costs and reduce their carrying value as a result of releases rendering previous features or functions obsolete. Software development costs are evaluated for impairment in accordance with our policy for finite-lived intangible assets and other long-lived assets. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of 3 to 5 years.

A breakout of property, plant and equipment and software is presented below:

In thousands	December 31, 2018	December 31, 2017
Land	$102,789	$114,354
Buildings and improvements	663,705	800,777
Machinery, equipment, and fixtures	1,276,898	1,310,138
Software	152,091	122,743
Construction in progress	13,057	14,837
Total	2,208,540	2,362,849
Accumulated depreciation	(1,412,531)	(1,429,515)
Net property, plant and equipment	$796,009	$933,334

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

In 2018, the company early adopted new accounting guidance which simplifies the goodwill impairment quantitative test by removing the requirement to perform a two-step analysis. Before performing the annual goodwill impairment test, we are first permitted to perform a qualitative assessment to determine if the quantitative test must be completed. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If, after performing this assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a quantitative test. Otherwise, the test is not required. For 2018, a qualitative assessment was not used.

In the quantitative test, we are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. Fair value of the reporting unit is defined as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The company generally determines the fair value of a reporting unit using a combination of a discounted cash flow analysis and a market-based approach. Determining the fair value of the reporting units is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include changes in revenue and operating margins used to project future cash flows, discount rates, valuation multiples of entities engaged in the same or similar lines of business, and future economic and market conditions.

After considering the above factors, if the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment is recorded for the amount of carrying value which exceeds the fair value. Fair value of the reporting units depends on several factors, including the future strength of the economy in our principal markets. New and developing competition as well as technological change could also adversely affect future fair value estimates. Any one or a combination of these factors could lead to declines in reporting unit fair values and result in goodwill impairment charges.

All three of our reporting units (Domestic Publishing, the U.K. Group, and ReachLocal) have goodwill balances. The estimated fair value of the Domestic Publishing and ReachLocal reporting units exceeded the carrying value at the most recent measurement date. The carrying value of our U.K. Group reporting unit exceeded the fair value, and a goodwill impairment charge was recorded in 2018.

For indefinite-lived intangible assets, we perform an impairment test annually or more often if circumstances dictate. Intangible assets that have definite useful lives are amortized over those useful lives and are evaluated for impairment as described above.

Customer relationships, which include subscriber lists and advertiser relationships, are amortized on a straight-line basis over their useful lives. Developed technology consists of digital marketing solutions and other technology acquired as part of the ReachLocal, SweetIQ, and WordStream transactions and is amortized on a straight-line basis over their useful lives. Other intangibles are primarily definite lived trade names and are amortized on a straight-line basis over their useful lives. The useful lives of our definite-lived intangible assets range from 3 to 11 years.

Investments: Investments in entities for which we do not have control but have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Our share of net earnings and losses from these ventures is included in Other non-operating items, net in the Consolidated statements of income. The net carrying value of investments recorded under the equity method was $1.1 million at December 31, 2018 and $3.1 million at December 31, 2017.

We account for non-marketable investments under the cost method. The aggregate carrying value of these investments, net of impairment, was $5.0 million at December 31, 2018 and $7.9 million at December 31, 2017.

We regularly review our investments for impairment, including when the carrying value of an investment exceeds its related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written-down to its fair value. The factors we consider in determining an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee, and (iii) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The carrying values of certain investments in which we own a non-controlling interest were written down to fair value because the business underlying the investments experienced sustained operating losses, leading us to conclude the investments were impaired. These impairments, which were recorded in the Other non-operating items, net line item of the Consolidated statements of income, totaled $2.7 million, $0.4 million, and $3.0 million in 2018, 2017, and 2016, respectively.

Accounts payable and accrued expenses: A breakout of accounts payable and accrued expenses is presented below:

In thousands	December 31, 2018	December 31, 2017
Compensation	$102,872	$85,530
Taxes (primarily property and sales taxes)	16,804	20,175
Benefits	43,824	42,995
Other	71,483	73,370
Total accrued liabilities	234,983	222,070
Accounts payable	152,020	165,336
Total accrued liabilities and accounts payable	$387,003	$387,406

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

Equity-based employee compensation: We grant restricted stock units as well as performance shares to our employees as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally three or four-year incentive periods for restricted stock units and the three-year incentive period for performance shares. Expense for performance share awards granted to participants meeting certain retirement eligibility criteria as defined in the equity compensation plan is recognized using the accelerated attribution method.

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

Foreign currency translation: The statements of income of foreign operations have been translated to U.S. dollars using the average currency exchange rates in effect during the relevant period. The balance sheets have been translated using the currency exchange rates as of the end of the accounting period. The impact of currency exchange rate changes on the translation of the balance sheets are included in Comprehensive income (loss) in the Consolidated statements of comprehensive income (loss) and are classified as Accumulated other comprehensive loss in the Consolidated balance sheets and Consolidated statements of equity.

Concentration of risk: Due to the distributed nature of our operations, we are not subject to significant concentrations of risk relating to customers, products, or geographic locations. Our foreign revenues, principally from businesses in the U.K. and ReachLocal international operations, totaled approximately $391.3 million in 2018, $390.7 million in 2017, and $371.7 million in 2016. Our long-lived assets in foreign countries, principally in the U.K. and ReachLocal international operations, totaled approximately $333.2 million at December 31, 2018, $338.0 million at December 31, 2017, and $354.4 million at December 25, 2016.

Supplementary cash flow information: Supplementary cash flow information, including non-cash investing and financing activities, are as follows:

In thousands	December 31, 2018	December 31, 2017	December 25, 2016
Cash paid for taxes, net of refunds	$6,036	$(18,887)	$25,719
Cash paid for interest	$12,355	$16,912	$10,081
Accrued capital expenditures	$4,335	$5,886	$5,639

New accounting pronouncements adopted: The following are new accounting pronouncements which we have adopted in fiscal year 2018:

Revenue from Contracts with Customers: We adopted Financial Accounting Standards Board (FASB) guidance which prescribes a single comprehensive model for entities to use in the accounting of revenue arising from contracts with customers. The new guidance is centered around the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new revenue recognition standard using the modified retrospective approach; however, we did not record any one-time adjustments to beginning retained earnings as a result of adopting the new guidance. Refer to Note 3 — Revenues for further details regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with our customers.

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

Restricted cash primarily consists of cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance plans. The restrictions will lapse when benefits are paid to plan participants and their beneficiaries as specified in the plans. The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

In thousands	December 31, 2018	December 31, 2017	December 25, 2016
Cash and cash equivalents	$93,559	$120,589	$114,324
Restricted cash included in other current assets	2,963	2,942	3,200
Restricted cash included in investments and other assets	20,339	20,501	20,688
Total cash, cash equivalents and restricted cash	$116,861	$144,032	$138,212

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

Intangibles—Goodwill and Other: We adopted FASB guidance which simplifies the subsequent measurement of goodwill. The guidance permits an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with such losses not exceeding the total amount of goodwill allocated to that reporting unit. This guidance was applied for the calculation of goodwill impairment recognized during the year ended December 31, 2018. See Note 6 — Goodwill and other intangible assets for further details.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: We adopted FASB guidance surrounding the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act. Accordingly, we elected not to reclassify stranded tax effects from accumulated other comprehensive income to retained earnings, and the resulting impact of adopting this guidance was not material to our consolidated financial results.

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

We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward 1) our historical lease classification, 2) our assessment on whether a contract is or contains a lease, and 3) our treatment of initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

Adoption of the standard will have a material impact on our consolidated balance sheets in the form of the recognition of additional right of use assets and lease liabilities for existing operating leases with a lease term greater than twelve months. We also expect a transition adjustment related to gains on sale-leaseback transactions which were previously deferred. Other than disclosed, we do not expect the new standard to have a material impact on our remaining consolidated financial statements. The adoption of the new standard will result in additional disclosures around the amount, timing and uncertainty of cash flows arising from leases including quantitative and qualitative information including significant judgments in applying the new standard.

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

Intangibles—Internal-Use Software: In August 2018, the FASB issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

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

NOTE 3 — Revenues

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

The following table presents our revenues disaggregated by source:

In thousands	Fiscal year ended
	December 31, 2018	December 31, 2017(1)	December 31, 2016(1)
Print advertising	$880,448	$1,082,351	$1,208,361
Digital advertising and marketing services	780,627	743,882	504,628
Total advertising and marketing services	1,661,075	1,826,233	1,712,989
Circulation	1,063,022	1,120,739	1,133,676
Other	192,741	199,508	200,809
Total revenues	$2,916,838	$3,146,480	$3,047,474
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Revenues generated from international locations comprised 13% of our 2018 revenues, 12% of our 2017 revenues, and 12% of our 2016 revenues.

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

For online marketing products provided by our ReachLocal segment, we enter into agreements for products in which our clients typically pay in advance and on a monthly basis. These prepayments include all charges for the included technology and any media services, management, third-party content, and other costs and fees, all of which are accounted for as a single performance obligation. Revenue is then recognized as we purchase and deliver media on behalf of the customer and perform other marketing-related services.

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

Deferred revenue: Amounts received from customers in advance of revenue recognition are deferred as liabilities. The following table presents changes in the deferred revenue balance for the twelve months ended December 31, 2018 by type of revenue:

in thousands	Year ended December 31, 2018
	Advertising, Marketing Services, and Other	Circulation	Total
Beginning balance	$33,986	$88,805	$122,791
Acquired deferred revenue	2,676	—	2,676
Cash receipts	280,228	831,954	1,112,182
Revenue recognized	(281,148)	(839,418)	(1,120,566)
Ending balance	35,742	81,341	117,083

The company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods range between one and twelve months. The remaining deferred revenue balance relates to advertising and other revenue. The $5.7 million decrease in deferred revenue as compared to the year ended December 31, 2017 is primarily the result of reductions in the number of prepaid subscribers year over year.

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

NOTE 4 — Acquisitions

2018 Acquisitions

WordStream: In July 2018, our ReachLocal segment completed the acquisition of WordStream, a provider of cloud-based software-as-a-service solutions for local and regional businesses and agencies, for approximately $132.5 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is earned quarterly beginning in the third quarter of 2018 through the fourth quarter of 2019 based upon the achievement of certain revenue targets. The fair value of the contingent consideration at the acquisition date was $9.5 million. As of December 31, 2018, $4.8 million of the consideration is payable to the former shareholders and is included in Other current liabilities on the Consolidated balance sheets. Based on WordStream's revenue results, the fair value of the remaining contingent obligation as of December 31, 2018 was estimated at $4.5 million and is included within Other noncurrent liabilities on the Consolidated balance sheets. We financed the transaction through borrowings under our Credit Facility and cash on hand.

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

Other: During 2018, we completed other immaterial acquisitions.

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

ReachLocal, including WordStream and SweetIQ, is a separate segment, and its results of operations are provided in Note 14 — Segment reporting.

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

NOTE 5 — Restructuring activities and asset impairment charges

Over the past several years, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations, including those of recently acquired entities. Facility consolidation and other cost savings plans led us to recognize restructuring costs, which consist of severance-related expenses, facility consolidation charges, accelerated depreciation, which is included as part of depreciation and amortization, and asset impairment charges which are reported in the Consolidated statements of income. As part of our plans, we are selling certain assets which we have classified as held-for-sale and for which we have reduced the carrying values to equal the fair values less costs to dispose.

Severance-related expenses: We recorded severance-related expenses by segment as follows:

In thousands	2018	2017	2016
Publishing	$40,284	$30,105	$42,800
ReachLocal	2,050	980	640
Corporate and Other	8,760	5,928	86
Total	$51,094	$37,013	$43,526

Included in the above totals for 2018 are charges of $27.8 million related to an early retirement opportunity program (EROP) extended to certain employees in our Domestic Publishing and Corporate units.

The activity and balance of severance-related liabilities, which are recorded within Accounts payable and accrued liabilities in the Consolidated balance sheets, are as follows:

In thousands	Severance Activities
Balance at December 25, 2016	$18,651
Payments	(45,102)
Expense	37,013
Balance at December 31, 2017	$10,562
Payments	(28,682)
Expense	51,094
Balance at December 31, 2018	$32,974

Facility consolidation charges and accelerated depreciation: We recorded facility consolidation charges by segment as follows:

In thousands	2018	2017	2016
Publishing	$8,620	$7,271	$2,231
ReachLocal	2,863	—	—
Corporate and Other	5,349	—	—
Total	$16,832	$7,271	$2,231

We incurred accelerated depreciation of $16.7 million, $44.0 million, and $3.2 million for 2018, 2017, and 2016, respectively. These expenses were related to the publishing segment.

Asset impairment charges: We recorded asset impairment charges of $50.5 million, $46.8 million, and $55.9 million for 2018, 2017, and 2016, respectively.

We recorded impairment charges for property, plant, and equipment as follows:

In thousands	2018	2017	2016
Publishing	$20,380	$40,267	$31,528
ReachLocal	377	—	—
Total	$20,757	$40,267	$31,528

We recorded impairment charges for goodwill and indefinite-lived intangibles as follows:

In thousands	2018	2017	2016
Publishing	$25,152	$3,115	$14,485
Total	$25,152	$3,115	$14,485

We recorded impairment charges for definite-lived intangibles as follows:

In thousands	2018	2017	2016
Publishing	$4,563	$3,414	$9,927
Total	$4,563	$3,414	$9,927

Property sales: In February 2018, we sold property in Nashville, Tennessee and entered into a 15-month rent-free leaseback agreement. The sale generated net proceeds of approximately $41.8 million and is accounted for under the financing method. The property, which has a net book value of approximately $11.6 million as of December 31, 2018, remains on the balance sheet and will continue to be depreciated until the lease terminates. We recorded the financing liability within Other current liabilities in the Consolidated balance sheets. The sale, along with any related gain, will be recognized when the lease terminates.

In December 2018, we sold property in Phoenix, Arizona and entered into a 7-year leaseback agreement. The sale generated proceeds of approximately $33.9 million. We recorded a total deferred gain of $13.2 million in the Consolidated balance sheets, $1.9 million of which is within Other current liabilities and $11.3 million is within Other noncurrent liabilities. This gain will be recognized in retained earnings upon adoption of the new leasing standard in 2019.

NOTE 6 — Goodwill and other intangible assets

Goodwill, indefinite lived intangible assets, and definite lived intangible assets consist of the following:

In thousands
	Gross	Accumulated Amortization	Net
December 31, 2018
Goodwill	$779,597	$—	$779,597
Indefinite lived intangibles:
Mastheads and trade names	34,008	—	34,008
Definite lived intangible assets:
Developed technology	130,652	(50,488)	80,164
Customer relationships	101,975	(52,491)	49,484
Other	14,680	(7,992)	6,688
Total	$1,060,912	$(110,971)	$949,941
December 31, 2017
Goodwill	$737,716	$—	$737,716
Indefinite lived intangibles:
Mastheads and trade names	46,156	—	46,156
Definite lived intangible assets:
Developed technology	68,853	(26,139)	42,714
Customer relationships	89,616	(47,945)	41,671
Other	13,591	(4,478)	9,113
Total	$955,932	$(78,562)	$877,370

Intangible amortization expense was $36.6 million in 2018, $30.6 million in 2017, and $14.9 million in 2016. The increase is due to the full year amortization of the intangibles acquired as a result of our 2017 acquisitions as well as the intangibles acquired as a result of our 2018 acquisitions. The weighted average remaining amortization periods for customer relationships, acquired technology, and other amortizable intangibles are approximately 8.1, 5.5 and 2.0 years, respectively.

The projected annual amortization expense related to amortizable intangibles as of December 31, 2018 is as follows:

In thousands
2019	$34,493
2020	$21,156
2021	$18,290
2022	$15,646
2023	$15,135

The balances and changes in the carrying amount of goodwill by segment are as follows:

In thousands
	Publishing	ReachLocal	Consolidated
Balance at December 25, 2016:
Goodwill	$6,925,236	$119,481	$7,044,717
Accumulated impairment losses	(6,346,429)	—	(6,346,429)
Net balance at December 25, 2016	$578,807	$119,481	$698,288
Activity during the year:
Acquisitions and adjustments	3,238	19,451	22,689
Foreign currency exchange rate changes	15,421	1,318	16,739
Total	$18,659	$20,769	$39,428
Balance at December 31, 2017:
Goodwill	7,116,038	140,250	7,256,288
Accumulated impairment losses	(6,518,572)	—	(6,518,572)
Net balance at December 31, 2017	$597,466	$140,250	$737,716
Activity during the year:
Acquisitions and adjustments	74	67,483	67,557
Impairment loss	(13,810)	—	(13,810)
Foreign currency exchange rate changes	(10,249)	(1,617)	(11,866)
Total	$(23,985)	$65,866	$41,881
Balance at December 31, 2018:
Goodwill	6,991,780	206,116	7,197,896
Accumulated impairment losses	(6,418,299)	—	(6,418,299)
Net balance at December 31, 2018	$573,481	$206,116	$779,597

In fiscal year 2018, the company early adopted new accounting guidance simplifying the goodwill impairment quantitative test by removing the requirement to perform a two-step analysis. In connection with the annual budget process in the fourth quarter, strategic five-year financial projections were developed. These projections were used as a key input into the annual goodwill impairment test performed in the fourth quarter. Consistent with our accounting policy, we applied a combination of a discounted cash flow method and market-based approach reflecting current assumptions for each reporting unit. We compared the fair value of each reporting unit to its carrying amount, which resulted in the carrying value of the U.K. reporting group being in excess of the fair value. As a result, we recorded a non-cash goodwill impairment charge of $13.8 million in 2018. The Domestic Publishing and ReachLocal reporting units' fair values exceeded their respective carrying values.

In fiscal years 2017 and 2016, we performed quantitative step one analyses of each of our reporting units as part of the annual goodwill impairment evaluation under legacy accounting for goodwill guidance. We determined the fair values of all reporting units were in excess of the individual reporting units' carrying values, and, accordingly, step two analyses were not required, and no goodwill impairment was recorded.

NOTE 7 — Debt

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

Under the credit facility, our consolidated interest coverage ratio cannot be less than 3.00:1.00, and our total leverage ratio cannot exceed 3.00:1.00, in each case as of the last day of the test period consisting of the last four consecutive fiscal quarters. We were in compliance with these financial covenants as of December 31, 2018.

The credit facility also contains a number of covenants that, among other things, limit or restrict our ability, subject to certain exceptions, to: (i) permit certain liens on current or future assets, (ii) enter into certain corporate transactions, (iii) incur additional indebtedness, (iv) make certain payments or declare certain dividends or distributions, (v) dispose of certain property, (vi) make certain investments, (vii) prepay or amend the terms of other indebtedness, or (viii) enter into certain transactions with our affiliates. We were in compliance with these covenants as of December 31, 2018.

As of December 31, 2018, we had $135.0 million in outstanding borrowings under the credit facility and $23.1 million of letters of credit outstanding, leaving $341.9 million of availability.

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

The $201.3 million principal value of the notes was bifurcated into debt and equity components. The $171.1 million liability component is measured at fair value using the present value of its cash flows at a discount rate of 7.91% and is reported as convertible debt in the Consolidated balance sheets. The liability component of the convertible debt is classified as Level 2 because it is measured at fair value using commonly accepted valuation methodologies and indirectly observable, market-based risk measurements. The residual amount of $30.2 million is recorded within additional paid-in capital in the equity section of the Consolidated balance sheets. $6.3 million of debt issuance costs were allocated between liabilities and equity in proportion to the allocation of the principal value of the notes, with $5.4 million allocated to liabilities and $0.9 million allocated to equity. These debt issuance costs will be amortized over the 6-year contractual life of the notes. The unamortized discount totaled $27.3 million as of December 31, 2018, which will be amortized over the remaining contractual life of the notes. For the year ended December 31, 2018, interest expense on the notes totaled $6.9 million. Amortization of debt issuance costs was $0.7 million for the year ended December 31, 2018. Amortization of the discount was $2.9 million for the year ended December 31, 2018. The effective interest rate on the liability component of the notes was 7.91% as of December 31, 2018.

For the year ended December 31, 2018, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were met during the period. Refer to Note 11 — Supplemental equity information for details on the convertible debt's impact to diluted earnings per share under the treasury stock method.

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

Our pension costs, which include costs for our qualified and non-qualified plans, are presented in the following table:

In thousands
	2018	2017	2016
Operating expenses:
Service cost—benefits earned during the period	$2,192	$2,300	$3,066
Non-operating expenses:
Interest cost on benefit obligation	101,232	111,272	125,413
Expected return on plan assets	(173,165)	(169,700)	(183,697)
Amortization of prior service costs	126	6,670	6,667
Amortization of actuarial loss	63,801	72,656	62,095
Settlement charge	3,092	—	(49)
Total non-operating expenses (benefit)	(4,914)	20,898	10,429
Total expense (benefit) for retirement plans	$(2,722)	$23,198	$13,495

The following table provides a reconciliation of pension benefit obligations (on a projected benefit obligation measurement basis), plan assets and funded status, along with the related amounts that are recognized in the Consolidated balance sheets.

In thousands
	December 31, 2018	December 31, 2017
Change in benefit obligations
Benefit obligations at beginning of year	$3,137,179	$3,161,581
Service cost	2,192	2,300
Interest cost	101,232	111,272
Plan amendments	(92,402)	—
Actuarial gain	(171,723)	(24,356)
Foreign currency translation	(51,824)	89,915
Gross benefits paid	(203,179)	(203,279)
Acquisitions	58,395	—
Curtailments	1,483	—
Settlements	(7,592)	(254)
Other actuarial adjustments	21,394	—
Benefit obligations at end of year	$2,795,155	$3,137,179
Change in plan assets
Fair value of plan assets at beginning of year	$2,699,837	$2,411,007
Actual return on plan assets	(69,434)	365,597
Employer contributions	76,656	53,990
Gross benefits paid	(203,179)	(203,279)
Acquisitions	58,435	—
Settlements	(7,592)	(254)
Foreign currency translation	(52,416)	72,776
Fair value of plan assets at end of year	$2,502,307	$2,699,837
Funded status at end of year	$(292,848)	$(437,342)
Amounts recognized in Consolidated balance sheets
Noncurrent assets	$48,077	$2,103
Accrued benefit cost—current	$(21,841)	$(17,569)
Accrued benefit cost—noncurrent	$(319,084)	$(421,876)

The funded status (on a projected benefit obligation basis) of our plans at December 31, 2018, is as follows:

In thousands
	Fair Value of Plan Assets	Benefit Obligation	Funded Status
GRP	$1,565,406	$1,797,991	$(232,585)
SERP (a)	—	96,858	(96,858)
U.K. Pension Plans	846,554	798,606	47,948
Newspaper Guild of Detroit Plan	90,347	98,745	(8,398)
JMG Plan (a)	—	2,955	(2,955)
Total	$2,502,307	$2,795,155	$(292,848)

(a)	The SERP and JMG Plans are unfunded, unsecured liabilities.

The following table presents information for our retirement plans for which accumulated benefits exceed assets:

In thousands
	December 31, 2018	December 31, 2017
Accumulated benefit obligation	$1,994,423	$3,132,445
Fair value of plan assets	$1,655,753	$2,699,837

The following table presents information for our retirement plans for which assets exceed accumulated benefits:

In thousands
	December 31, 2018	December 31, 2017
Accumulated benefit obligation	$798,606	$—
Fair value of plan assets	$846,554	$—

The following table presents information for our retirement plans for which projected benefit obligations exceed assets:

In thousands
	December 31, 2018	December 31, 2017
Projected benefit obligation	$1,996,549	$3,137,179
Fair value of plan assets	$1,655,753	$2,699,837

The following table presents information for our retirement plans for which assets exceed projected benefit obligations:

In thousands
	December 31, 2018	December 31, 2017
Projected benefit obligation	$798,606	$—
Fair value of plan assets	$846,554	$—

The following table summarizes the pre-tax amounts recorded in Accumulated other comprehensive loss that are currently unrecognized as a component of pension expense for our retirement plans as of the dates presented.

In thousands
	December 31, 2018	December 31, 2017
Net actuarial losses	$(1,562,204)	$(1,540,698)
Prior service credit (cost)	65,461	(22,593)
Amounts in accumulated other comprehensive loss	$(1,496,743)	$(1,563,291)

The actuarial loss amounts expected to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2019 are $62.7 million. The prior service credit amounts expected to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2019 are $2.0 million.

Changes in plan assets and benefit obligations recognized in Comprehensive income (loss) consist of the following:

In thousands
2018
Current year actuarial loss	$70,945
Change in prior service cost	(92,052)
Actuarial gain due to settlement	(1,609)
Amortization of actuarial loss	(63,801)
Amortization of prior service costs	(126)
Foreign currency gain	(12,536)
Other actuarial adjustments	21,320
Total	$(77,859)

Pension costs: The following weighted average assumptions for all the plans were used to determine net pension costs:

	2018	2017	2016
Discount rate	3.35%	3.63%	4.24%
Expected return on plan assets	6.73%	7.24%	7.60%
Rate of compensation increase	2.95%	2.95%	2.95%

The expected return on plan assets assumption was determined based on plan asset allocations, a review of historic capital market performance, historical plan asset performance and a forecast of expected future plan asset returns.

Benefit obligations and funded status: The following weighted average assumptions were used to determine the year-end benefit obligations:

	December 31, 2018	December 31, 2017
Discount rate	3.86%	3.34%
Rate of compensation increase	2.00%	2.95%

Total contributions made for our plans during 2018, as well as expected contributions, are as follows:

In thousands
	2018	2019	2020	2021
GRP (a)	$25,167	$25,000	$47,000	$15,000
U.K. Pension Plans (b)	37,225	30,481	25,194	22,858
SERP (c)	13,538	21,580	—	—
Newspaper Guild of Detroit Plan (c)	136	—	—	—
JMG Plan (c)	590	261	—	—
Total	$76,656	$77,322	$72,194	$37,858

(a)	Of the 2020 estimated contribution, $25 million represents a contractual obligation to the Gannett Retirement Plan.

(b)	Contributions for our U.K. Pension Plans were translated to U.S. dollars at the prevailing December 31, 2018 balance sheet exchange rate of 1.27.

(c)
Contributions beyond the next fiscal year are excluded due to uncertainties regarding significant assumptions involved in estimating these contributions such as interest rate levels as well as the amount and timing of invested asset returns.

In June 2018, the inflation index used to determine payments to beneficiaries of the Newsquest pension plan was changed from the Retail Prices Index (RPI) to the Consumer Prices Index (CPI). As a result of this change, we remeasured the plan at June 30, 2018 and recognized actuarial gains of $33.1 million during the year ended December 31, 2018 and a net prior service credit of $103.4 million within Accumulated other comprehensive loss in the Consolidated balance sheets.

Plan assets: The weighted average target asset allocation of our plans for 2019 and allocations at the end of 2018 and 2017, by asset category, are presented in the table below:

	Target Allocation	Allocation of Plan Assets
	2019	2018	2017
Equity securities	36%	36%	46%
Debt securities	46%	48%	40%
Alternative investments (a)	18%	16%	14%
Total	100%	100%	100%

(a)	Alternative investments include real estate, private equity and hedge funds.

The primary objective of company-sponsored retirement plans is to provide eligible employees with scheduled pension benefits; the "prudent man" guideline is followed with regard to the investment management of retirement plan assets. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal is to earn the highest possible total rate of return while minimizing risk. The principal means of reducing volatility and exercising prudent investment judgment is diversification by asset class and by investment manager; consequently, portfolios are constructed to attain prudent diversification in the total portfolio, each asset class, and within each individual investment manager's portfolio. Investment diversification is consistent with the intent to minimize the risk of large losses. All objectives are based upon an investment horizon spanning five years so that interim market fluctuations can be viewed with the appropriate perspective. The target asset allocation represents the long-term perspective. Retirement plan assets will be rebalanced periodically to align them with the target asset allocations. Risk characteristics are measured and compared with an appropriate benchmark quarterly; periodic reviews are made of the investment objectives and the investment managers. Actual investment losses on our Gannett Retirement Plan assets were 3.4% for 2018 compared to returns of 20.2% for 2017 and 0.4% for 2016.

As of December 31, 2018, retirement plan assets did not include any shares of our common stock. Prior to the sale of its shares of our stock, the plan received an immaterial amount of dividends during 2018.

Cash flows: We estimate the following benefit payments will be made from retirement plan assets, which reflect expected future service, as appropriate. The amounts below represent the benefit payments for our plans.

In thousands
2019	$281,361
2020	$193,954
2021	$190,532
2022	$188,040
2023	$185,864
2024 - 2028	$886,556

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

For most participants, the plan's matching formula is 100% of the first 5% of employee contributions. We also make additional employer contributions on behalf of certain long-term employees. Compensation expense related to 401(k) contributions was $26.6 million in 2018, $29.0 million in 2017, and $28.8 million in 2016. We settle the 401(k) employee match obligation payable in company stock by buying our stock in the open market and depositing it in the participants' accounts.

In connection with our acquisitions of JMG and ReachLocal, as discussed in Note 4 — Acquisitions, we assumed 401(k) savings plans. The JMG 401(k) savings plan (JMG Plan) continued to cover former JMG employees until the JMG plan was merged with the 401(k) Plan in March 2017. For most participants in this plan, the matching formula was 50% of the first 7% of employee contributions, and the employer match obligation is settled in cash. Additionally, the ReachLocal defined contribution plan was merged with the 401(k) Plan in July 2017.

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

Our participation in these plans for the annual period ended December 31, 2018, is outlined in the table below. The "EIN/Plan Number" column provides the Employee Identification Number (EIN) and the three-digit pension plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan's year-end at December 31, 2018 and December 31, 2017. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

We make all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, our contribution represented less than 5% of total contributions to the plan. This calculation is based on the plan financial statements issued at the end of December 31, 2017. At the date we issue our financial statements, Forms 5500 were unavailable for the plan years ending after December 31, 2017.

We incurred $2.3 million in expenses for multi-employer withdrawal liabilities in 2018, no such expenses in 2017, and $2.0 million in 2016. We released withdrawal liabilities of $1.5 million in 2018, $7.8 million in 2017, and none for 2016. Current liabilities on the Consolidated balance sheets include $3.1 million and $2.9 million at December 31, 2018, and December 31, 2017, respectively, and other noncurrent liabilities on the Consolidated balance sheets include $31.8 million and $33.0 million at December 31, 2018, and December 31, 2017, respectively, for such withdrawal liabilities.

Multi-employer Pension Plans
	EIN Number/	Zone Status Dec. 31,		FIP/RP Status Pending/Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Dates of CBAs
Pension Plan Name	Plan Number	2018	2017		2018	2017	2016
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$471	$431	$478	No	4/10/2019
GCIU—Employer Retirement Benefit Plan(a)	91-6024903/001	Red	Red	Implemented	30	30	30	Yes	4/30/2019
IAM National Pension Plan(a)	51-6031295/002	Green	Green	NA	241	241	278	NA	4/30/2019
Teamsters Pension Trust Fund of Philadelphia and Vicinity(a)	23-1511735/001	Yellow	Yellow	Implemented	1,361	1,347	1,473	NA	(b)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(a)	36-6052390/001	Green as of Jan. 31, 2018	Green as of Jan. 31, 2017	NA	91	82	86	NA	4/30/2019
Total					$2,194	$2,131	$2,345

(a)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

(b)	In February 2018, an interim agreement was executed to maintain the terms and contributions of the plan past the expiration date of 12/21/2017. This agreement is subject to additional negotiation.

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

Postretirement benefit cost for health care and life insurance included the following components:

In thousands
	2018	2017	2016
Operating expenses:
Service cost – benefits earned during the period	$173	$151	$202
Non-operating expenses:
Interest cost on net benefit obligation	2,965	3,605	4,038
Amortization of prior service credit	(3,535)	(3,648)	(4,794)
Amortization of actuarial (gain) loss	(360)	103	415
Other actuarial adjustments	—	—	(350)
Total non-operating cost (benefit)	(930)	60	(691)
Net periodic postretirement expense (benefit)	$(757)	$211	$(489)

The table below provides a reconciliation of benefit obligations and funded status of our postretirement benefit plans:

In thousands
	December 31, 2018	December 31, 2017
Change in benefit obligations
Net benefit obligations at beginning of year	$92,366	$99,661
Service cost	173	151
Interest cost	2,965	3,605
Plan participants' contributions	—	1,014
Actuarial gain	(9,109)	(2,210)
Foreign currency translation	(165)	—
Gross benefits paid	(8,546)	(9,855)
Net benefit obligations at end of year	$77,684	$92,366
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	8,546	8,841
Plan participants' contributions	—	1,014
Gross benefits paid	(8,546)	(9,855)
Fair value of plan assets at end of year	$—	$—
Benefit obligation at end of year	$77,684	$92,366
Amounts recognized in Consolidated Balance Sheets
Accrued benefit cost—current	$(7,746)	$(9,022)
Accrued benefit cost—noncurrent	$(69,938)	$(83,344)

The following table summarizes the pre-tax amounts recorded in Accumulated other comprehensive loss that are currently unrecognized as a component of net periodic postretirement benefit credit as of the dates presented:

In thousands
	December 31, 2018	December 31, 2017
Net actuarial gains (losses)	$5,515	$(3,233)
Prior service credit	15,529	19,063
Amounts in accumulated other comprehensive loss	$21,044	$15,830

The actuarial gain and prior service credit estimated to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2019 are $0.8 million and $3.3 million, respectively.

Changes in plan assets and benefit obligations recognized in Other comprehensive income consist of the following:

In thousands
2018
Current year actuarial gain	$(9,109)
Amortization of actuarial gain	360
Amortization of prior service credit	3,535
Total	$(5,214)

Postretirement benefit costs: The following assumptions were used to determine postretirement benefit cost:

	2018	2017	2016
Discount rate	3.60%	4.01%	4.27%
Health care cost trend rate	5.80%	5.80%	5.70%
Ultimate trend rate	5.00%	5.00%	4.77%
Year that ultimate trend rate is reached	2022	2022	2019

Benefit obligations and funded status: The following assumptions were used to determine the year-end benefit obligation:

	December 31, 2018	December 31, 2017
Discount rate	4.30%	3.60%
Health care cost trend rate assumed for next year (a)	—	5.80%
Ultimate trend rate	5.00%	5.00%
Year that ultimate trend rate is reached	2022	2022

(a)
As of December 31, 2018, the current year health care cost trend rate was not used to value the benefit obligation. The benefit obligation was estimated based on the maximum benefits for plan participants.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. The effect of a 1% change in the health care cost trend rate would have no impact on the 2018 postretirement benefit obligation and would result in no measurable change in the aggregate service and interest components of the 2018 expense.

Cash flows: We expect to make the following benefit payments, which reflect expected future service. The amounts below represent the benefit payments for our plans.

In thousands	Benefit Payments
2019	$7,746
2020	$7,288
2021	$6,902
2022	$6,577
2023	$6,250
2024 - 2028	$26,541

The amounts above exclude the participants' share of the benefit cost. We expect no subsidy benefits for 2019 and beyond.

NOTE 10 — Income taxes

The provision (benefit) for income taxes consists of the following:

In thousands
2018	Current	Deferred	Total
Federal	$(11,160)	$19,468	$8,308
State and other	1,056	375	1,431
Foreign	(382)	5,762	5,380
Total	$(10,486)	$25,605	$15,119

In thousands
2017	Current	Deferred	Total
Federal	$2,210	$28,775	$30,985
State and other	(787)	(4,652)	(5,439)
Foreign	920	7,388	8,308
Total	$2,343	$31,511	$33,854

In thousands
2016	Current	Deferred	Total
Federal	$(7,094)	$8,278	$1,184
State and other	(528)	262	(266)
Foreign	5,606	7,194	12,800
Total	$(2,016)	$15,734	$13,718

The components of net income before income taxes consist of the following:

In thousands
	2018	2017	2016
Domestic	$7,852	$4,006	$19,349
Foreign	22,307	36,735	47,079
Total	$30,159	$40,741	$66,428

The provision for income taxes varies from the U.S. federal statutory tax rate as a result of the following differences:

	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State/other income taxes net of federal income tax	2.6	(0.7)	(3.8)
Valuation allowance	29.0	20.0	3.5
Impact of rate change in U.S. and foreign tax jurisdictions	(9.4)	105.3	1.6
Goodwill impairment	9.1	—	—
Net of additional reserves and lapse of statutes of limitations	(9.1)	29.1	3.3
Meals and entertainment	4.3	5.1	2.7
Transaction costs	3.1	—	3.4
Statutory rate differential and permanent differences in earnings in foreign jurisdictions	(3.0)	(17.5)	(10.7)
Stock-based compensation (a)	(1.1)	(3.9)	(12.3)
Worthless stock and bad debt deduction	—	(90.0)	—
Other, net	3.6	0.9	(2.0)
Effective tax rate	50.1%	83.3%	20.7%

(a)
We adopted new accounting guidance related to employee stock-based compensation in the fourth quarter of 2016. The adoption reduced our 2016 full year combined income tax provision for federal, state, and foreign by $8.9 million and the tax rate by approximately 13.5%.

Deferred income taxes reflect temporary differences in the recognition of revenue and expense for tax reporting and financial statement purposes. Deferred tax liabilities and assets are adjusted for enacted changes in tax laws or tax rates of the various tax jurisdictions. The amount of such adjustments for 2018 was $2.8 million compared to 2017 adjustments of $42.2 million and 2016 adjustments of $1.1 million. The adjustments for 2018 and 2017 are mainly related to the statutory rate reduction in the United States, and the adjustments in 2016 were due to rate reductions in U.K. statutory rates.

Our deferred tax assets were further reduced for the establishment of valuation allowances related to unamortizable intangible assets for two of our publishing properties of $7.6 million and a valuation allowance on share-based compensation of $1.9 million, which was recorded as additional income tax expense in 2018.

Deferred tax liabilities and assets were composed of the following at the end of 2018 and 2017:

In thousands
	2018	2017
Liabilities
Accelerated depreciation	$(47,849)	$(69,048)
Total deferred tax liabilities	(47,849)	(69,048)
Assets
Pension and postretirement benefits	103,393	144,837
Loss carryforwards	74,104	68,914
Basis difference and amortization of intangibles	35,000	57,012
Accrued compensation costs	28,698	25,596
Partnership investments including impairments	10,736	9,171
Federal tax benefits of uncertain state tax positions	1,238	2,026
Other	26,593	33,539
Total deferred tax assets	279,762	341,095
Valuation allowance	(182,746)	(170,764)
Total net deferred tax assets	$49,167	$101,283

Noncurrent deferred tax assets (net of deferred tax liabilities of $1,872 and $1,209 at December 31, 2018 and December 31, 2017, respectively)	$49,167	$101,283

Included in total deferred tax assets are valuation allowances of approximately $182.7 million in 2018 and $170.8 million in 2017, primarily related to unamortizable intangible assets, foreign tax credits, state net operating losses, state credits, and foreign losses available for carry forward to future years. The current year increase in valuation allowances was primarily related to unamortizable intangible assets, state net operating losses, share-based compensation, and foreign net operating losses. The valuation allowance is based on an analysis of future sources of taxable income and other sources of positive and negative evidence and whether it is more likely than not that the identified deferred tax assets will not be realized before their expiration.

The following table summarizes the activity related to our valuation allowance for deferred tax assets for the year ended December 31, 2018:

In thousands
Balance at Beginning of Period	Additions/(Reductions) Charged to Expenses	Additions/(Reductions) for Acquisitions/Dispositions	Other (Deductions from)/Additions to Reserves	Foreign Currency Translation	Balance at End of Period
$170,764	$13,960	$1,894	$(777)	$(3,095)	$182,746

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

The aforementioned valuation allowance includes amounts relating to certain U.S. and foreign tax attributes that are deemed unrealizable as of December 31, 2018. The following table summarizes the specific tax attributes and related valuation allowances.

In thousands
	Gross Amount	Valuation Allowance	Remaining Life
Tax attribute
U.S. Federal net operating loss carryforwards	$9,100	$—	2033 to 2035
Foreign net operating loss carryforwards	271,100	(263,200)	Various
Foreign capital loss carryforwards	32,300	(22,400)	Various
Apportioned state net operating loss carryforwards	$319,600	$(300,300)	2019 to 2037

Additionally, as of December 31, 2018, the company had approximately $2.9 million of foreign tax credits, $5.9 million of state tax credits, and $4.7 million of Research and Development Tax Credits. These credits expire in varying amounts starting in 2019. We have provided for a valuation allowance of approximately $8.8 million against these credits.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

In thousands
	2018	2017	2016
Change in unrecognized tax benefits
Balance at beginning of year	$32,984	$23,890	$17,032
Additions based on tax positions related to the current year	—	15,850	125
Additions for tax positions of prior years	1,335	136	9,416
Reductions for tax positions of prior years	(5,867)	—	(792)
Settlements	—	(4,727)	—
Reductions due to lapse of statutes of limitations	(3,875)	(2,165)	(1,891)
Balance at end of year	$24,577	$32,984	$23,890

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $22.5 million as of December 31, 2018, $30.1 million as of December 31, 2017, and $17.3 million as of December 25, 2016.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. We also recognize interest income attributable to overpayment of income taxes and from the reversal of interest expense previously recorded for uncertain tax positions which are subsequently released as a component of income tax expense. We recognized income from interest and the release of penalty reserves of $0.8 million in 2018, $5.3 million in 2017, and $0.6 million in 2016. The amount of accrued interest and payables related to unrecognized tax benefits was $1.2 million as of December 31, 2018, $0.9 million as of December 31, 2017, and $3.8 million as of December 25, 2016.

We file income tax returns in the United States, various states, and certain foreign jurisdictions. The tax years 2014 through 2017 generally remain subject to examination by the Internal Revenue Services and other foreign tax authorities. Tax years prior to 2014 remain subject to examination by certain states in instances where we have extended the statutes of limitations.

It is reasonably possible the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or regulatory developments. At this time, we estimate the amount of our gross unrecognized tax positions may decrease by up to approximately $1.3 million within the next 12 months primarily due to lapses of statutes of limitations.

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

In December 2017, the Tax Cuts and Jobs Act (the Tax Act) was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of earnings, limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks for losses generated after 2017, one time taxation of offshore earnings at reduced rates (Transition Tax) regardless of whether offshore earnings are repatriated, the U.S. tax on foreign earnings with a new tax regime, Global Intangible Low-Taxed Income (GILTI), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The Tax Act also includes certain provisions that offset the benefits of the rate reduction such as repeal of the domestic production deduction and disallowance of the deduction of performance-based officers’ compensation in excess of $1 million.

As of December 31, 2018, we have finalized our calculation of historical foreign earnings and have concluded we are not subject to the Transition Tax, resulting in no adjustment to provisional amounts recorded in 2017. Further, at the end of 2017, we had remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for U.S. federal tax purposes. For the year ended December 31, 2018, upon further analysis and refinement of our calculation, we have recognized a favorable adjustment of $2.6 million to the provisional amounts recorded at December 31, 2017, which is included as a component of income tax expense from continuing operations. This amount is primarily related to the carryback of net operating losses into higher tax rate years. We consider the enactment date remeasurement of deferred tax assets and liabilities to be completed. We have also elected to account for the tax liability from GILTI tax in the year the tax is incurred.

NOTE 11 — Supplemental equity information

Earnings per share

Our earnings per share (basic and diluted) for each fiscal year is presented below:

In thousands, except per share amounts	2018	2017	2016
Net income	$15,040	$6,887	$52,710
Weighted average number of common shares outstanding (basic)	112,970	113,047	116,018
Effect of dilutive securities
Restricted stock units (RSUs)	1,681	1,515	1,475
Performance shares (PSUs)	1,026	928	881
Stock options	74	120	251
Weighted average number of common shares outstanding (diluted)	115,751	115,610	118,625
Earnings per share (basic)	$0.13	$0.06	$0.45
Earnings per share (diluted)	$0.13	$0.06	$0.44

The diluted earnings per share amounts exclude the effects of approximately 1.1 million, 0.7 million, and 0.4 million shares outstanding for 2018, 2017, and 2016, respectively, as their inclusion would be antidilutive.

In accordance with accounting for dilutive securities under the treasury stock method, no shares related to our convertible notes were included in our calculation of diluted EPS for any of the years presented because no conversion triggers were met during the period.

Share repurchase program

In May 2018, our Board of Directors approved a share repurchase program authorizing us to repurchase shares with an aggregate value of up to $100 million over a three-year period, replacing our initial program dated July 2015. Shares may be repurchased either in the open market or in privately negotiated block transactions. Management's decision to repurchase shares will depend on share price and other corporate liquidity requirements.

We did not repurchase any shares in 2018 under these current and legacy programs. In 2017, we repurchased 2.0 million shares at a cost of $17.4 million. In 2016, we repurchased 3.8 million shares at a cost of $32.7 million.

Equity-based awards

We established the Gannett Co. Inc. 2015 Omnibus Incentive Compensation Plan (the Plan) for the purpose of granting equity-based and cash-based awards to Gannett employees and directors. The Plan permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units (RSUs), performance shares, performance share units (PSUs), and cash-based awards. Awards may be granted to our employees and members of the Board of Directors. The Executive Compensation Committee of the Board of Directors administers the plan and initially reserved 11.0 million shares of our common stock for issuance. In 2017, our shareholders approved a new total reserve of shares available for issuance of 18.0 million, and in 2018, our shareholders approved an increase in the total reserve to 24.1 million. The Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited. We currently issue stock-based compensation to employees in the form of PSUs and RSUs. We currently issue stock-based compensation to members of our Board of Directors in the form of RSUs. Award grants to our employees are generally made on January 1, and grants to members of our Board of Directors are generally made in connection with the date of our annual meetings or commencement of service for a new member.

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

RSU awards have varying incentive periods and grant one share of common stock for each RSU granted. For awards granted from 2014 to 2017, RSUs generally vest 25% per year over the four-year incentive period. For awards granted in 2018, RSUs vest 33% per year over a three-year incentive period. For all RSU grants, expense is recognized on a straight-line basis over the incentive period based on the grant date fair value.

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

The following assumptions were used to estimate the fair value of PSU awards that were granted:

	2018	2017	2016
Expected term	3 yrs.	3 yrs.	3 yrs.
Expected volatility	39.60%	39.90%	42.20%
Risk-free interest rate	1.98%	1.47%	1.31%
Expected dividend yield	5.52%	6.59%	3.93%

Determining fair value of RSUs

For RSUs, the grant-date fair value is calculated at the share price on the date of grant less the present value of estimated dividends which will be granted during the vesting period.

Stock-based compensation expense

Stock-based compensation expense for Gannett employee participants in both plans have been included within selling, general, and administrative expense within the Consolidated statements of income. Prior to the distribution date, stock-based compensation expense for Gannett participants in the former parent plan was allocated to us.

The following table shows the stock-based compensation related amounts recognized in the Consolidated statements of income for equity awards:

In thousands
	2018	2017	2016
Restricted stock and RSUs	$13,863	$13,135	$12,889
Performance shares	5,288	7,206	7,687
Total stock-based compensation	$19,151	$20,341	$20,576

Restricted stock and RSUs

As of December 31, 2018, there was $16.9 million of unrecognized compensation cost related to non-vested restricted stock and RSUs. This amount will be adjusted for future forfeitures and recognized on a straight-line basis over a weighted average period of 1.8 years. As of December 31, 2017 and December 25, 2016, there was $19.5 million and $23.4 million of unrecognized compensation cost related to non-vested restricted stock and RSUs, respectively, with a weighted average remaining period of 2.4 years in each period.

A summary of restricted stock and RSU awards is presented below:

	Shares	Weighted Average Fair Value
Outstanding and unvested at December 27, 2015	2,778,207	$10.91
Granted	1,483,127	13.36
Settled	(1,066,056)	10.06
Canceled	(376,442)	11.81
Outstanding and unvested at December 25, 2016	2,818,836	$12.40
Granted	2,251,936	8.04
Settled	(2,373,277)	11.36
Canceled	(433,482)	10.37
Outstanding and unvested at December 31, 2017	2,264,013	$9.55
Granted	1,687,446	10.23
Settled	(826,801)	9.80
Canceled	(622,079)	9.92
Outstanding and unvested at December 31, 2018	2,502,579	$9.83

PSUs

As of December 31, 2018, there was $4.0 million of unrecognized compensation cost related to non-vested PSUs. This amount will be adjusted for future forfeitures and recognized over a weighted average period of 1.6 years. As of December 31, 2017 and December 25, 2016, there was $3.7 million and $4.9 million of unrecognized compensation cost related to non-vested PSUs, respectively, with a weighted average period remaining of 1.7 years in each period.

A summary of the PSU awards is presented below:

	Target Number of Shares	Weighted Average Fair Value
Outstanding and unvested at December 27, 2015	793,674	$15.52
Granted	373,658	19.30
Vested	(265,110)	13.83
Canceled	(128,075)	16.34
Outstanding and unvested at December 25, 2016	774,147	$17.82
Granted	1,012,030	10.86
Vested	(209,838)	17.67
Canceled	(426,048)	14.58
Outstanding and unvested at December 31, 2017	1,150,291	$12.92
Granted	358,541	13.29
Vested	(374,749)	16.27
Canceled	(238,565)	12.83
Outstanding and unvested at December 31, 2018	895,518	$11.69

Stock Options: As of December 31, 2018, December 31, 2017, and December 25, 2016, all stock options were fully vested. Options were exercised with an intrinsic value of approximately $0.3 million, $0.6 million, and $0.9 million in 2018, 2017, and 2016, respectively.

A summary of our stock option awards is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 27, 2015	411,883	$5.58	2.6	$4,378,900
Exercised	(102,842)	5.46
Canceled	(18,774)	9.40
Outstanding and exercisable at December 25, 2016	290,267	$5.37	1.9	$1,304,798
Exercised	(140,699)	5.18
Canceled	(170)	5.52
Outstanding and exercisable at December 31, 2017	149,398	$5.56	1.2	$901,207
Exercised	(56,153)	5.48
Canceled	(2,246)	5.52
Outstanding and exercisable at December 31, 2018	90,999	$5.60	0.5	$266,206

Accumulated other comprehensive loss

The elements of our Accumulated other comprehensive loss consisted of pension, retiree medical and life insurance liabilities and foreign currency translation. The following tables summarize the components of, and changes in, Accumulated other comprehensive loss, net of tax:

In thousands
2018	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,000,791)	$344,274	$(656,517)
Other comprehensive income (loss) before reclassifications	26,442	(31,800)	(5,358)
Amounts reclassified from accumulated other comprehensive loss	45,179	—	45,179
Balance at end of year	$(929,170)	$312,474	$(616,696)

In thousands
2017	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,183,196)	$300,284	$(882,912)
Other comprehensive income before reclassifications	133,623	43,990	177,613
Amounts reclassified from accumulated other comprehensive loss	48,782	—	48,782
Balance at end of year	$(1,000,791)	$344,274	$(656,517)

In thousands
2016	Retirement Plans	Foreign Currency Translation	Total
Balance at beginning of year	$(1,058,234)	$384,810	$(673,424)
Other comprehensive loss before reclassifications	(166,253)	(84,526)	(250,779)
Amounts reclassified from accumulated other comprehensive loss	41,291	—	41,291
Balance at end of year	$(1,183,196)	$300,284	$(882,912)

Accumulated other comprehensive loss components are included in the computation of net periodic postretirement costs (see Note 8 — Retirement plans and Note 9 — Postretirement benefits other than pension for more detail). Reclassifications out of Accumulated other comprehensive loss related to these postretirement plans include the following:

In thousands
	2018	2017	2016
Amortization of prior service credit	$(3,409)	$3,023	$1,883
Amortization of actuarial loss	63,441	72,759	62,155
Total reclassifications, before tax	60,032	75,782	64,038
Income tax effect	(14,853)	(27,000)	(22,747)
Total reclassifications, net of tax	$45,179	$48,782	$41,291

NOTE 12 — Commitments, contingencies and other matters

Telephone Consumer Protection Act (TCPA) litigation: In January 2014, a class action lawsuit was filed against Gannett in the U.S. District Court for the District of New Jersey (Casagrand et al v. Gannett Co., Inc., et al). The suit claims various violations of the Telephone Consumer Protection Act (TCPA) arising from allegedly improper telemarketing calls made to consumers by one of our vendors. The plaintiffs sought to certify a class that would include all telemarketing calls made by the vendor or us. The TCPA provides for statutory damages of $500 per violation ($1,500 for willful violations). In April 2016, we agreed to settle all claims raised. The settlements, which have not been fully paid, are reflected in our financial statements as of December 31, 2018 and are not material to our results of operations, financial position, or cash flows.

Environmental contingency: In March 2011, the Advertiser Company (Advertiser), a subsidiary that publishes the Montgomery Advertiser, was notified by the U.S. Environmental Protection Agency (EPA) that it had been identified as a potentially responsible party (PRP) for the investigation and remediation of groundwater contamination in downtown Montgomery, Alabama. The Advertiser is a member of the Downtown Environmental Alliance, which has agreed to jointly fund and conduct all required investigation and remediation. In 2016, the Advertiser and other members of the Downtown Environmental Alliance reached a settlement with the U.S. EPA regarding the costs the U.S. EPA spent to investigate the site. The U.S. EPA has transferred responsibility for oversight of the site to the Alabama Department of Environmental Management, which has approved the work plan for the additional site investigation that is currently underway. The Advertiser's final costs cannot be determined until the investigation is complete, a determination is made on whether any remediation is necessary, and contributions from other PRPs are finalized.

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

Leases: Future minimum lease commitments for non-cancellable operating leases (primarily real-estate) are as follows:

In thousands
2019	$59,134
2020	50,969
2021	45,633
2022	40,825
2023	34,107
Later years	165,512
Total	$396,180

Expected future sublease income on these lease commitments is expected to be approximately $8.3 million. Total rent expense was $53.8 million in 2018, $54.2 million in 2017, and $48.7 million in 2016.

Purchase obligations: We have future expected purchase obligations of $521.8 million related to wire services, interactive marketing agreements, professional services, paper distribution agreements, printing contracts, and other legally binding commitments. In addition, in January 2019 we signed a material amendment to an existing contract. Under this amendment, we have incremental future expected purchase obligations of $52.5 million in 2019 and $63.0 million in 2020. Amounts which we are liable for under purchase orders outstanding at December 31, 2018 are reflected in the Consolidated balance sheets as Accounts payable and accrued liabilities and are excluded from the amounts referred to above.

Self-insurance: We are self-insured for most of our employee medical coverage and for our casualty, general liability, and libel coverage (subject to a cap above which third party insurance is in place). The liabilities, which are reflected in Accounts payable and accrued liabilities and Other noncurrent liabilities in the Consolidated balance sheets, are established on an actuarial basis with the advice of consulting actuaries and total $59.3 million and $66.4 million as of December 31, 2018 and December 31, 2017, respectively.

NOTE 13 — Fair value measurement

Fair value measurement

We measure and record certain assets and liabilities at fair value in the accompanying consolidated financial statements. Guidance surrounding the valuation of assets and liabilities establishes a hierarchy for those instruments measured at fair value. This hierarchy distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs) and consists of three levels:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using our own estimates and assumptions, which reflect those that a market participant would use.

As of December 31, 2018 and December 31, 2017, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

Contingent earn-out liabilities resulting from business combinations are also recorded at fair value on a recurring basis. The company's fair value estimate of the 2019 earn-out liability related to the company’s acquisition of WordStream in July 2018 was $4.5 million as of December 31, 2018. The WordStream earn-out liability is affected by the expected amount and timing of future revenues, which are Level 3 inputs as they have no observable market.

The Credit Facility is recorded at carrying value, which approximates fair value, in the Consolidated balance sheets and is classified as Level 3.

The amounts presented in the table below are intended to permit reconciliation to the amounts presented in the Consolidated balance sheets.

The following tables set forth, by level within the fair value hierarchy, the December 31 measurement date fair values of our pension plans assets relating to the GRP, the U.K. Pension Plans, and the Newspaper Guild of Detroit Pension Plan:

Pension Plan Assets/Liabilities
In thousands
Fair value measurement as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$64,873	$2,647	$—	$67,520
Corporate common stock	464,830	—	—	464,830
Real estate	—	—	107,410	107,410
Interest in common/collective trusts:
Equities	—	217,168	—	217,168
Fixed income	—	417,788	—	417,788
Partnership/joint venture interests	—	—	132,277	132,277
Hedge funds	—	—	115,323	115,323
Derivative contracts	—	—	8	8
Total assets at fair value excluding those measured at net asset value	$529,703	$637,603	$355,018	$1,522,324
Instruments measured at net asset value using the practical expedient:
Real estate funds				12,690
Interest in common/collective trusts:
Equities				222,476
Fixed income				712,350
Partnership/joint venture interests				34,789
Hedge funds				184
Total assets at fair value				$2,504,813
Liabilities:
Derivative liabilities	$—	$(498)	$(2,008)	$(2,506)
Total liabilities at fair value	$—	$(498)	$(2,008)	$(2,506)

In thousands
Fair value measurement as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$22,496	$2,953	$—	$25,449
Corporate common stock	652,066	—	—	652,066
Real estate	—	—	112,374	112,374
Interest in common/collective trusts:
Equities	—	306,967	—	306,967
Fixed income	—	301,181	—	301,181
Interest in registered investment companies	108,416	—	—	108,416
Partnership/joint venture interests	—	—	75,907	75,907
Hedge funds	—	—	132,554	132,554
Derivative contracts	—	—	23	23
Total assets at fair value excluding those measured at net asset value	$782,978	$611,101	$320,858	$1,714,937
Instruments measured at net asset value using the practical expedient:
Real estate funds				12,583
Interest in common/collective trusts:
Equities				258,867
Fixed income				634,060
Interest in registered investment companies				38,747
Partnership/joint venture interests				42,810
Hedge funds				339
Total assets at fair value				$2,702,343
Liabilities:
Derivative liabilities	$—	$(498)	$(2,008)	$(2,506)
Total liabilities at fair value	$—	$(498)	$(2,008)	$(2,506)

Valuation methodologies used for assets and liabilities measured at fair value are as follows:

•	Corporate stock is valued primarily at the closing price reported on the active market on which the individual securities are traded.

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

•
Investments in partnerships and joint venture interests classified in Level 3 are valued based on an assessment of each underlying investment, considering items such as expected cash flows, changes in market outlook, and subsequent rounds of financing. These investments are included in Level 3 of the fair value hierarchy because exit prices tend to be unobservable and reliance is placed on the above methods. Most of the partnerships are general leveraged buyout funds, others include a venture capital fund, a fund formed to invest in special credit opportunities, an infrastructure fund and a real estate fund. Interest in partnership investments could be sold on the secondary market but cannot be redeemed. Instead, distributions are received as the underlying assets of the funds are liquidated. There are $7.2 million in unfunded commitments related to partnership/joint venture interests. One of the Plan's investments in partnerships and joint venture interests represents a limited partnership commingled fund valued using the net asset value as reported by the fund manager.

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

Level 3 Pension Plan Assets/Liabilities
In thousands
For the year ended December 31, 2018
		Actual Return on Plan Assets
	Balance at Beginning of Year	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Transfers In and/or Out of Level 3 (a)	Balance at End of Year
Assets:
Real estate	$112,374	$(5,513)	$—	$3,485	$(2,936)	$—	$—	$107,410
Partnership/joint venture interests	75,907	4,911	—	64,908	(571)	(12,878)	—	132,277
Hedge funds	132,554	2,769	—	—	—	(20,000)	—	115,323
Derivative contracts	23	(15)	—	—	—	—	—	8
Total	$320,858	$2,152	$—	$68,393	$(3,507)	$(32,878)	$—	$355,018
Liabilities:
Derivative liabilities	$(2,008)	$—	$—	$—	$—	$—	$—	$(2,008)

(a)	Our policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

In thousands
For the year ended December 31, 2017
		Actual Return on Plan Assets
	Balance at Beginning of Year	Relating to Assets Still Held at Report Date	Relating to Assets Sold During the Period	Purchases	Sales	Settlements	Transfers In and/or Out of Level 3(a)	Balance at End of Year
Assets:
Real estate	$83,522	$12,735	$—	$16,117	$—	$—	$—	$112,374
Partnership/joint venture interests	75,967	9,763	—	14,152	(1,740)	(22,235)	—	75,907
Hedge funds	173,937	8,617	—	—	—	(50,000)	—	132,554
Derivative contracts	33	(10)	—	—	—	—	—	23
Total	$333,459	$31,105	$—	$30,269	$(1,740)	$(72,235)	$—	$320,858
Liabilities:
Derivative liabilities	$(2,008)	$—	$—	$—	$—	$—	$—	$(2,008)

(a)	Our policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

There were no transfers between Levels 1 and 2 for the years ended December 31, 2018 and December 31, 2017.

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

The non-financial assets measured at fair value on a nonrecurring basis in the accompanying Consolidated balance sheets are for Assets held for sale at December 31, 2018 and December 31, 2017 of $23.3 million and $18.9 million, respectively.

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

The following table presents our segment information:

In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
2018
Advertising and marketing services - external sales	$1,249,570	$411,505	$—	$—	$1,661,075
Advertising and marketing services - intersegment sales	61,647	—	—	(61,647)	—
Circulation	1,063,022	—	—	—	1,063,022
Other	185,324	—	7,417	—	192,741
Total revenues	$2,559,563	$411,505	$7,417	$(61,647)	$2,916,838

Adjusted EBITDA	$361,497	$47,895	$(87,661)	$—	$321,731

2017
Advertising and marketing services - external sales	$1,467,557	$358,728	$(52)	$—	$1,826,233
Advertising and marketing services - intersegment sales	29,326	—	—	(29,326)	—
Circulation	1,120,739	—	—	—	1,120,739
Other	194,621	—	4,887	—	199,508
Total revenues	$2,812,243	$358,728	$4,835	$(29,326)	$3,146,480

Adjusted EBITDA	$432,420	$16,553	$(89,040)	$—	$359,933

2016
Advertising and marketing services - external sales	$1,602,845	$110,144	$—	$—	$1,712,989
Circulation	1,133,676	—	—	—	1,133,676
Other	196,574	—	4,235	—	200,809
Total revenues	$2,933,095	$110,144	$4,235	$—	$3,047,474

Adjusted EBITDA	$444,108	$(5,852)	$(78,361)	$—	$359,895

The following table presents our reconciliation of adjusted EBITDA to net income:

In thousands	2018	2017	2016
Net income (GAAP basis)	$15,040	$6,887	$52,710
Provision for income taxes	15,119	33,854	13,718
Interest expense	24,669	17,142	12,791
Other non-operating items, net	(26,066)	9,688	10,151
Operating income (GAAP basis)	28,762	67,571	89,370
Depreciation and amortization	157,714	191,885	132,964
Restructuring costs	67,926	44,284	45,757
Asset impairment charges	50,472	46,796	55,940
Acquisition-related items	7,555	5,202	32,683
Other items	9,302	4,195	3,181
Adjusted EBITDA (non-GAAP basis)	$321,731	$359,933	$359,895

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, net, interest expense, other non-operating items, net, and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

NOTE 15 — Quarterly statements of income (unaudited)

Selected unaudited financial data for each quarter of the last two fiscal years is presented as follows:

In thousands, except per share amounts
Fiscal year ended December 31, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$722,951	$730,768	$711,714	$751,405	$2,916,838
Operating income (loss)	$(339)	$18,100	$13,535	$(2,534)	$28,762
Net income (loss)*	$(377)	$16,306	$13,352	$(14,241)	$15,040
Per share computations
Earnings (loss) per share—basic	$0.00	$0.14	$0.12	$(0.13)	$0.13
Earnings (loss) per share—diluted	$0.00	$0.14	$0.11	$(0.13)	$0.13
Dividends per share	$0.16	$0.16	$0.16	$0.16	$0.64
Weighted average number of shares outstanding
Basic	112,756	112,946	113,047	113,126	112,970
Diluted	112,756	116,219	116,271	113,126	115,751
* Net income (loss) figures per the table above were impacted by the following:

•	Net loss for the first quarter of 2018 includes restructuring costs of $9.3 million, accelerated depreciation of $5.2 million, and asset impairment charges of $3.8 million.

•	Net income for the second quarter of 2018 includes restructuring costs of $12.6 million, asset impairment charges of $10.5 million, and accelerated depreciation of $4.2 million.

•	Net income for the third quarter of 2018 includes restructuring costs of $11.5 million, asset impairment charges of $1.7 million and accelerated depreciation of $2.7 million.

•	Net loss for the fourth quarter of 2018 includes restructuring costs of $34.5 million, asset impairment charges $34.5 million, and accelerated depreciation of $4.6 million.

In thousands, except per share amounts
Fiscal year ended December 31, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Operating revenues	$773,457	$774,507	$744,274	$854,242	$3,146,480
Operating income	$1,033	$10,504	$11,778	$44,256	$67,571
Net income (loss)**	$(2,079)	$(487)	$23,044	$(13,591)	$6,887
Per share computations
Earnings (loss) per share—basic	$(0.02)	$(0.00)	$0.20	$(0.12)	$0.06
Earnings (loss) per share—diluted	$(0.02)	$(0.00)	$0.20	$(0.12)	$0.06
Dividends per share	$0.16	$0.16	$0.16	$0.16	$0.64
Weighted average number of shares outstanding
Basic	113,495	113,652	113,253	111,787	113,047
Diluted	113,495	113,652	115,774	111,787	115,610
** Net income (loss) figures per the table above were impacted by the following:

•	Net loss for the first quarter of 2017 includes restructuring costs of $12.6 million and accelerated depreciation of $9.8 million.

•	Net loss for the second quarter of 2017 includes asset impairment charges of $14.7 million, restructuring costs of $9.8 million, and accelerated depreciation of $13.8 million.

•
Net income for the third quarter of 2017 includes restructuring costs of $5.8 million, accelerated depreciation of $14.0 million, and a net tax benefit of $20.1 million related to a worthless stock and bad debt deduction for one of our ReachLocal international subsidiaries.

•
Net loss for the fourth quarter of 2017 includes asset impairment charges of $26.8 million, restructuring costs of $16.1 million, accelerated depreciation of $6.4 million, tax expense of $42.8 million resulting from the revaluation of deferred tax assets and liabilities in connection with the Tax Cuts and Jobs Act, tax expense of $7.7 million related to the revaluation of a deferred tax asset associated with a deferred intercompany transaction, and an incremental tax benefit of $0.9 million related to the worthless stock and bad debt deduction.

NOTE 16 — Subsequent events

On February 27, 2019, the Board of Directors declared a dividend of $0.16 per share, payable on March 25, 2019, to shareholders of record as of the close of business March 11, 2019.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WordStream, Inc., which was acquired in July 2018. We began consolidating the results of WordStream in the 2018 consolidated financial statements of Gannett Co., Inc. in connection with the acquisition, which represented approximately 7% of total assets at December 31, 2018 and 1% of total revenue for the year ended December 31, 2018. Due to the timing of this acquisition and as permitted by SEC guidance, management excluded WordStream from its December 31, 2018 assessment of internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included elsewhere in this item.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gannett Co., Inc.

Opinion on Internal Control over Financial Reporting

We have audited Gannett Co., Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gannett Co., Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WordStream, Inc., which is included in the 2018 consolidated financial statements of the Company and constituted 7% of total assets as of December 31, 2018 and 1% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of WordStream, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gannett Co., Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the three fiscal years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information captioned "The Nominees," "Audit Committee," and "Nominating and Public Responsibility Committee" under the heading "PROPOSAL 1 – ELECTION OF DIRECTORS" and the information under the headings "ETHICS POLICY" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our 2019 proxy statement is incorporated herein by reference.

The following sets forth information regarding our executive officers as of the date of this Form 10-K.

Robert J. Dickey
President and Chief Executive Officer (June 2015-present). Formerly, prior to the separation: President, U.S. Community Publishing (February 2008-2015); Senior Group President, Gannett's Pacific Group and Chairman of Phoenix Newspapers Inc. (2005-2008). Age 61.

Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer (June 2015-present). Formerly: Senior Vice President, Chief Financial Officer and Treasurer of A. H. Belo Corporation (2008-2014). Age 48.

Kristopher Barton
Chief Product Officer (January 2019 to present). Formerly: Chief Product Officer, USA TODAY Network (November 2017 to January 2019); Chief Product Officer of ReachLocal, Inc. (February 2012 to November 2017); and Chief Operating Officer of Nero AG (2010 to 2012); Executive Vice President of Global Products of Nero (2006 to 2010). Age 43.
Kevin Gentzel
President, USA TODAY NETWORK Marketing Solutions (January 2019-present). Formerly: Chief Revenue Officer (July 2015 - January 2019); Head of Advertising Sales, North America of Yahoo! (2014 to 2015); Chief Revenue Officer of The Washington Post (2013 to 2014); Chief Revenue Officer of NDN (2012 to 2013); and Chief Revenue Officer at Forbes Media (2010 to 2012). Age 48.

David Harmon
Chief People Officer (July 2015-present). Formerly: Deputy Director and Chief Human Capital Officer of Federal Reserve Board (2012-2015); and Executive Vice President, Human Resources of AOL Inc. (2007-2011). Age 51.

Alex Meza
Vice President of Corporate Development (May 2018-present). Formerly: VP, Corporate Development (2015 to 2018); and VP, Finance, U.S. Community Publishing (2011-2015). Age 48.

Maribel Perez Wadsworth
President, USA TODAY NETWORK (November 2017-present). Formerly: Senior Vice President and Chief Transformation Officer (January 2017-November 2017) and Senior Vice President and Chief Strategy Officer (June 2015-December 2016). Formerly, prior to the separation: Vice President, Strategic Initiatives, U.S. Community Publishing (2014-2015); Vice President, Audience Development and Engagement, U.S. Community Publishing (2012-2014). Age 46.

Henry Faure Walker
Chief Executive Officer of Newsquest Media Group (April 2014-present). Formerly: Digital Director of Johnston Press plc (2010-2014); General Manager of Scotsman Publications Ltd. (2006-2010). Age 46.

Barbara Wall
Senior Vice President and Chief Legal Officer (June 2015-present). Formerly, prior to the separation: Vice President, Senior Associate General Counsel and Chief Ethics Officer (2009-2015). Age 64.

Andy Yost
Chief Marketing Officer (June 2015-present). Formerly, prior to the separation: Senior Vice President, Consumer Marketing (2014-2015); Senior Vice President, Marketing and Customer Relationship Management of Viacom Media Networks (2010-2014). Age 53.

ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION," "OUTSTANDING DIRECTOR EQUITY AWARDS AT FISCAL YEAR-END," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RELATED TRANSACTIONS" in our 2019 proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information captioned "EQUITY COMPENSATION PLAN INFORMATION" and "SECURITIES BENEFICIALLY OWNED BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS" in our 2019 proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information captioned "Director Independence" under the heading "PROPOSAL 1 – ELECTION OF DIRECTORS" and the information under the headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "RELATED TRANSACTIONS" in our 2019 proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading "PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in our 2019 proxy statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)Financial Statements.
As listed in the Index to Financial Statements and Supplementary Data on page 54.
(2)Financial Statement Schedules.
All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.
(3)Exhibits.

Exhibit Number	Exhibit	Location

2-1	Separation and Distribution Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to Exhibit 2-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.
2-2	Agreement and Plan of Merger, dated as of May 9, 2018, by and among Gannett Co., Inc., Orca Merger Sub, Inc., WordStream, Inc. and Shareholder Representative Services LLC.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 10, 2018.
2-3	Letter Agreement, dated as of June 20, 2018, by and among Gannett Co., Inc., Orca Merger Sub, Inc., WordStream, Inc. and Shareholder Representative Services LLC.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 2, 2018.
3-1	Amended and Restated Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 2016.
3-2	Amended and Restated Bylaws of the Company, effective December 31, 2017.	Incorporated by reference to Exhibit 3-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on December 14, 2017.

4-1
Indenture (including Form of Note) with respect to Gannett Co., Inc.’s 4.750% Convertible Senior Notes due 2024, dated as of April 9, 2018, between Gannett Co., Inc. and U.S. Bank National Association, as trustee.
Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on April 9, 2018.
10-1	Transition Services Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-2	Tax Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company.	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-3	Employee Matters Agreement, dated as of June 26, 2015, by and between Parent and the Company.*	Incorporated by reference to Exhibit 10-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.
10-4
Credit Agreement among the Company, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Bank, N.A. and U.S. Bank, National Association, as Co-Syndication Agents, dated as of June 29, 2015.
Incorporated by reference to Exhibit 10-4 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-5	Security Agreement, made by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015.	Incorporated by reference to Exhibit 10-5 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-6	Trademark Security Agreement, dated as of June 29, 2015, by the Company and certain of its Subsidiaries, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10-6 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-7	Guarantee Agreement made by the Subsidiary Guarantors listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 29, 2015.	Incorporated by reference to Exhibit 10-7 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-8	Form of Mortgage.	Incorporated by reference to Exhibit 10-24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
10-9	Form of Deed of Trust.	Incorporated by reference to Exhibit 10-25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
10-10	Schedule of Mortgages or Deeds of Trust Granted by Gannett Subsidiaries.	Filed herewith.
10-11	First Amendment to the Credit Agreement.	Incorporated by reference to Exhibit 10-27 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 25, 2016.
10-12	2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10-8 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-13	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals.*	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 6, 2017.
10-14	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals, Amendment No. 2, effective as of July 31, 2018.*	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on August 1, 2018.
10-15	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Pre-2005 Deferrals, Amendment No. 3, effective as of October 17, 2018.*	Incorporated by reference to Exhibit 10-4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
10-16	2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-9 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-17	Amendment No. 1 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 2, 2016.
10-18	Amendment No. 2 to 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 6, 2017.
10-19	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals, Amendment No. 3, effective as of July 31, 2018.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on August 1, 2018.
10-20	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals, Amendment No. 4, effective as of October 17, 2018.*	Incorporated by reference to Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10-21	Gannett Co., Inc. 2015 Deferred Compensation Plan Rules for Post-2004 Deferrals, Amendment No. 5, effective as of December 7, 2018.*	Filed herewith.
10-22	2015 Supplemental Retirement Plan.*	Incorporated by reference to Exhibit 10-10 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-23	Supplemental Executive Medical Plan.*	Incorporated by reference to Exhibit 10-11 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-24	Supplemental Executive Medical Plan for Retired Executives.*	Incorporated by reference to Exhibit 10-12 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-25	Amendment No. 1 to Supplemental Executive Medical Plan for Retired Executives.*	Incorporated by reference to Exhibit 10-20 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-26	2015 Key Executive Life Insurance Plan.*	Incorporated by reference to Exhibit 10-13 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-27	2015 Key Executive Life Insurance Plan Participation Agreement.*	Incorporated by reference to Exhibit 10-14 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on June 30, 2015.
10-28	2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 4-1 to the Company's Registration Statement on Form S-3, filed by the Company with the SEC on June 29, 2015.
10-29	Amendment No. 1 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on May 11, 2017.
10-30	Amendment No. 2 to 2015 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 9, 2018.
10-31	Letter Agreement with Robert J. Dickey.*	Incorporated by reference to Exhibit 10-15 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-32	Transition Services Agreement, dated November 30, 2018, by and between Gannett Co., Inc. and Robert J. Dickey.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 6, 2018.
10-33	Letter Agreement with Alison K. Engel.*	Incorporated by reference to Exhibit 10-16 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-34	Letter Agreement between Gannett Co., Inc. and Sharon T. Rowlands.*	Incorporated by reference to Exhibit 10-29 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-35	Amendment No. 1 to Letter Agreement between Gannett Co., Inc. and Sharon T. Rowlands.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K, filed by the Company with the SEC on November 13, 2017.
10-36	Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated March 31, 2014.*	Incorporated by reference to Exhibit 10-1 of the Current Report on Form 8-K filed by ReachLocal, Inc. with the SEC on April 2, 2014.
10-37	Amendment to Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated November 1, 2015.*	Incorporated by reference to Exhibit 10-1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed by ReachLocal, Inc. with the SEC on November 9, 2015.
10-38	Amendment to Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, effective August 9, 2016.*	Incorporated by reference to Exhibit 10-32 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-39	Letter Agreement, dated January 7, 2019, between Gannett Co., Inc. and Kevin Gentzel.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on January 11, 2019.
10-40	Employment Retention Agreement, dated as of January 15, 2019, by and between Gannett Co., Inc. and Alison K. Engel.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on January 18, 2019.
10-41	Employment Retention Agreement, dated as of November 30, 2018, by and between Gannett Co., Inc. and Barbara W. Wall.*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 7, 2018.

10-42	Employment Retention Agreement, dated as of January 15, 2019, by and between Gannett Co., Inc. and Barbara W. Wall.*	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on January 18, 2019.
10-43	Employment Contract between Newsquest Media Group Limited and Henry Faure Walker.*	Incorporated by reference to Exhibit 10-36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
10-44	Termination Benefits Agreement with Lawrence S. Kramer.*	Incorporated by reference to Exhibit 10-19 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-45	Agreement and Release with Lawrence S. Kramer.*	Incorporated by reference to Exhibit 10-20 to the Company's Registration Statement on Form 10, filed by the Company with the SEC on June 9, 2015.
10-46	Form of Director RSU Award Agreement.*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 30, 2015.
10-47	Form of Executive Officer Restricted Stock Unit Award Agreement (2016).*	Incorporated by reference to Exhibit 10-3 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-48	Form of Executive Officer Restricted Stock Unit Award Agreement (2018).*	Incorporated by reference to Exhibit 10-2 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2017.
10-49	Form of Executive Officer Restricted Stock Unit Award Agreement (2019).*	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 12, 2018.
10-50	Form of Executive Officer Performance Share Unit Award Agreement (2016).*	Incorporated by reference to Exhibit 10-4 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-51	Form of Executive Officer Performance Share Unit Award Agreement (2018).*	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2017.
10-52	Form of Executive Officer Performance Share Unit Award Agreement (2019).*	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 12, 2018.
10-53	Form of Executive Officer Cash Performance Unit Award Agreement (2018).*	Incorporated by reference to Exhibit 10-3 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2017.
10-54	Form of Executive Officer Performance Unit Award Agreement (2019).*	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 12, 2018.
10-55	Form of Retention RSU Award Agreement with Sharon T. Rowlands.*	Incorporated by reference to Exhibit 10-42 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-56	Form of Retention Cash Award Agreement with Sharon T. Rowlands.*	Incorporated by reference to Exhibit 10-43 to the Company's Annual Report on Form 10-K, filed by the Company with the SEC on February 22, 2017.
10-57	2015 Change in Control Severance Plan, as amended.	Incorporated by reference to Exhibit 10-3 to the Company's Quarterly Report on Form 10-Q filed by the Company with the SEC on August 3, 2017.
10-58	Amended and Restated Executive Severance Plan, effective as of December 7, 2018.	Filed herewith.
10-59	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10-1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 14, 2015.
10-60	Gannett Co., Inc. Clawback Policy, effective December 9, 2015, as amended as of December 7, 2018.	Filed herewith.
10-61	Summary of Non-Employee Director Compensation.*	Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on March 23, 2018.
21-1	List of subsidiaries.	Attached.
23	Consent of Independent Registered Public Accounting Firm.	Attached.
31-1	Rule 13a-14(a) Certification of CEO.	Attached.
31-2	Rule 13a-14(a) Certification of CFO.	Attached.
32-1	Section 1350 Certification of CEO.	Attached.

32-2	Section 1350 Certification of CFO.	Attached.
101
The following financial information from Gannett Co., Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL includes: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the 2018, 2017 and 2016 fiscal years; (iii) Consolidated Statements of Comprehensive Income (Loss) for the 2018, 2017 and 2016 fiscal years; (iv) Consolidated Cash Flow Statements for the 2018, 2017 and 2016 fiscal years; (v) Consolidated Statements of Equity for the 2018, 2017 and 2016 fiscal years; and (vi) the Notes to Consolidated Financial Statements.
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

Dated: February 27, 2019	GANNETT CO., INC. (Registrant)

	By:	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief
Financial Officer and Treasurer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: February 27, 2019	/s/ Robert J. Dickey
Robert J. Dickey
President and Chief Executive
Officer (principal executive officer)
Dated: February 27, 2019	/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief
Financial Officer and Treasurer (principal financial officer)
Dated: February 27, 2019	/s/ Lori C. Locke
Lori C. Locke
Vice President and Controller
(principal accounting officer)

Dated: February 27, 2019	/s/ John E. Cody
John E. Cody, Director
Dated: February 27, 2019	/s/ Stephen W. Coll
Stephen W. Coll, Director
Dated: February 27, 2019	/s/ Robert J. Dickey
Robert J. Dickey, Director
Dated: February 27, 2019	/s/ Donald E. Felsinger
Donald E. Felsinger, Director
Dated: February 27, 2019	/s/ Lila Ibrahim
Lila Ibrahim, Director
Dated: February 27, 2019	/s/ Lawrence S. Kramer
Lawrence S. Kramer, Director
Dated: February 27, 2019	/s/ John Jeffry Louis
John Jeffry Louis
Director, Chairman
Dated: February 27, 2019	/s/ Tony A. Prophet
Tony A. Prophet, Director
Dated: February 27, 2019	/s/ Debra A. Sandler
Debra A. Sandler, Director
Dated: February 27, 2019	/s/ Chloe R. Sladden
Chloe R. Sladden, Director