Form 10-Q
period 2019-03-31
Gannett Co., Inc.
filed 2019-05-06
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GCI	The New York Stock Exchange
As of May 2, 2019, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 114,520,008.

INDEX TO GANNETT CO., INC.
Q1 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$89,380	$93,559
Accounts receivable, net of allowance for doubtful accounts of $10,126 and $11,088	294,442	343,617
Other current assets	147,849	143,385
Total current assets	531,671	580,561
Property, plant and equipment, at cost net of accumulated depreciation of $1,351,392 and $1,412,531	770,738	796,009
Operating lease assets	258,693	—
Goodwill	783,897	779,597
Intangible assets, net	160,707	170,344
Deferred income taxes	42,241	51,039
Other assets	112,247	100,861
Total assets	$2,660,194	$2,478,411

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$320,620	$387,003
Deferred revenue	119,080	117,083
Other current liabilities	89,782	47,482
Total current liabilities	529,482	551,568
Postretirement medical and life insurance liabilities	66,721	69,938
Pension liabilities	309,919	319,084
Long-term portion of revolving credit facility	130,000	135,000
Convertible debt	170,538	169,264
Long-term operating lease liabilities	267,630	—
Other noncurrent liabilities	147,182	198,451
Total liabilities	1,621,472	1,443,305
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 120,216,140 and 118,875,977 shares issued	1,202	1,189
Treasury stock at cost, 5,750,000 shares	(50,046)	(50,046)
Additional paid-in capital	1,822,967	1,822,094
Accumulated deficit	(138,225)	(121,435)
Accumulated other comprehensive loss	(597,176)	(616,696)
Total equity	1,038,722	1,035,106
Total liabilities and equity	$2,660,194	$2,478,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended March 31,
	2019	2018

Operating revenues:
Advertising and marketing services	$365,235	$410,312
Circulation	252,727	266,586
Other	45,463	46,053
Total operating revenues	663,425	722,951

Operating expenses:
Cost of sales	411,164	456,984
Selling, general and administrative expenses	200,102	212,999
Depreciation and amortization	37,045	40,252
Restructuring costs	20,959	9,299
Asset impairment charges	529	3,756
Total operating expenses	669,799	723,290
Operating loss	(6,374)	(339)

Non-operating income (expense):
Interest expense	(6,965)	(4,478)
Other non-operating items, net	(2,148)	4,311
Non-operating expense	(9,113)	(167)

Loss before income taxes	(15,487)	(506)
Benefit for income taxes	(3,582)	(129)
Net loss	$(11,905)	$(377)

Loss per share - basic	$(0.10)	$(0.00)
Loss per share - diluted	$(0.10)	$(0.00)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended March 31,
	2019	2018

Net loss	$(11,905)	$(377)
Other comprehensive income, before tax:
Foreign currency translation adjustments	13,057	19,374
Pension and other postretirement benefit items:
Amortization of prior service credit, net	(1,336)	(404)
Amortization of actuarial loss	15,797	15,476
Other	(5,283)	(13,417)
Pension and other postretirement benefit items	9,178	1,655
Other comprehensive income, before tax	22,235	21,029
Income tax effect related to components of other comprehensive income	(2,715)	(1,154)
Other comprehensive income, net of tax	19,520	19,875
Comprehensive income	$7,615	$19,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended March 31,
	2019	2018

Operating activities:
Net loss	$(11,905)	$(377)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	37,045	40,252
Restructuring costs	11,086	2,734
Asset impairment charges	529	3,756
Pension and other postretirement expenses, net of contributions	(9,178)	(16,372)
Stock-based compensation	5,084	4,652
Change in other assets and liabilities, net	4,878	30,508
Net cash provided by operating activities	37,539	65,153
Investing activities:
Capital expenditures	(12,583)	(13,548)
Payments for investments	(137)	(2,000)
Proceeds from sale of certain assets	985	3,596
Changes in other investing activities	—	3,929
Net cash used for investing activities	(11,735)	(8,023)
Financing activities:
Dividends paid	(18,326)	(18,057)
Payments for employee taxes withheld from stock awards	(1,502)	(2,697)
Proceeds from borrowings under revolving credit agreement	15,000	—
Repayments of borrowings under revolving credit agreement	(20,000)	(50,000)
Proceeds from sale and leaseback transaction	—	37,719
Deferred payments for acquisitions	(4,853)	—
Changes in other financing activities	117	(8)
Net cash used for financing activities	(29,564)	(33,043)
Effect of currency exchange rate change on cash	327	1,157
Increase (decrease) in cash and cash equivalents and restricted cash	(3,433)	25,244
Balance of cash, cash equivalents, and restricted cash at beginning of period	116,861	144,032
Balance of cash, cash equivalents, and restricted cash at end of period	$113,428	$169,276

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(1,170)	$687
Cash paid for interest	$1,720	$3,132
Non-cash investing and financing activities:
Accrued capital expenditures	$540	$2,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. is an innovative, digitally focused media and marketing solutions company committed to defining, strengthening, and growing our communities through digital engagement while also serving as a trusted, comprehensive digital marketing partner to local and national businesses. Gannett owns ReachLocal, Inc., a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom with more than 150 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform.

Basis of presentation: Our condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) applicable to interim periods. All intercompany accounts have been eliminated in consolidation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Beginning in the second quarter of 2018, we realigned the presentation of web presence and software-as-a-service revenues from other revenues to advertising and marketing services revenues on the Condensed consolidated statements of income (loss). As a result of this updated presentation, advertising and marketing services revenues increased and other revenues decreased $10.8 million for the three months ended March 31, 2018. Operating revenues, net income, retained earnings, and earnings per share remained unchanged.

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

Cash and cash equivalents, including restricted cash: Cash equivalents consist of investments with original maturities of three months or less. Restricted cash primarily consists of cash held in an irrevocable grantor trust for our deferred compensation plans and cash held with banking institutions for insurance plans. The restrictions will lapse when benefits are paid to plan participants and their beneficiaries as specified in the plans.

The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

	March 31,
In thousands	2019	2018
Cash and cash equivalents	$89,380	$145,859
Restricted cash included in other current assets	3,593	3,189
Restricted cash included in investments and other assets	20,455	20,228
Total cash, cash equivalents, and restricted cash	$113,428	$169,276

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and long-term operating lease liabilities on our Condensed consolidated balance sheets.

Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The rates implicit within the Company's leases are generally not determinable, therefore, the Company used judgment to determine the incremental borrowing rate used to determine the present value of lease payments. The incremental borrowing rate for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles and adjusted for the impact of collateralization, the lease term and other specific terms included in the Company’s lease arrangements. ROU assets are assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

Our lease terms include options to extend or terminate. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period which is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For certain equipment leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities.

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first quarter of 2019:

Leases: On January 1, 2019, the Company adopted ASU 2016-02 utilizing the modified retrospective transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to carry forward 1) our historical lease classification, 2) our assessment on whether a contract is or contains a lease, and 3) our treatment of initial direct costs for any leases that exist prior to adoption of the new standard. We have also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. We did not elect to apply the hindsight practical expedient when determining the lease term and assessing impairment of right-of-use assets.

As a result of adopting the new standard, we recorded a one-time adjustment to beginning retained earnings of $13.4 million, consisting primarily of the recognition of deferred gains on sale-leaseback transactions, which are no longer deferred under the new guidance, net of the deferred tax impact. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, we recognized net right-of-use assets of approximately $268.9 million and lease liabilities for operating leases of approximately $317.4 million on January 1, 2019. The standard did not materially impact our Condensed consolidated statements of income (loss) or Condensed consolidated statements of cash flows. Refer to Note 3 — Leases for further details on the company's leases.

Compensation—Stock Compensation: In June 2018, the FASB issued new guidance which expands the scope of share based compensation accounting by applying, with limited exceptions, the specific requirements of employee stock compensation to the accounting for non-employee awards granted in exchange for goods and services. Adopting this guidance did not have a material impact on our consolidated financial statements.

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial statements:

Intangibles—Internal-Use Software: In August 2018, the FASB issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

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

Financial Instruments—Credit Losses: In June 2016, the FASB issued new guidance which amends the principles around the recognition of credit losses by mandating entities incorporate an estimate of current expected credit losses when determining the value of certain assets. The guidance also amends reporting around allowances for credit losses on available-for-sale marketable securities. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

NOTE 2 — Revenues

Our revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Additionally, sales and usage-based taxes are excluded from revenues.

The following table presents our revenues disaggregated by source:

	Three months ended March 31,
In thousands	2019	2018
Print advertising	$186,192	$225,826
Digital advertising and marketing services	179,043	184,486
Total advertising and marketing services	365,235	410,312
Circulation	252,727	266,586
Other	45,463	46,053
Total revenues	$663,425	$722,951

Additionally, approximately 13% of our revenues are generated from international locations.

Deferred revenue: Amounts received from customers in advance of revenue recognition are deferred as liabilities. The following table presents changes in the deferred revenue balance for the three months ended March 31, 2019 by type of revenue:

In thousands	Advertising and Other	Circulation	Total
Beginning balance	$35,742	$81,341	$117,083
Cash receipts	70,730	207,726	278,456
Revenue recognized	(69,912)	(206,547)	(276,459)
Ending balance	$36,560	$82,520	$119,080

The company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods can last between one and twelve months. The remaining deferred revenue balance relates to advertising and other revenue. The $2.0 million increase in deferred revenue as compared to the year ended December 31, 2018 is primarily the result of the timing associated with our prepaid subscriptions.

NOTE 3 — Leases

We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 to 16 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

As of March 31, 2019, our Condensed consolidated balance sheets include $258.7 million of operating lease right-to use assets, $37.6 million of short-term operating lease liabilities, included in Other current liabilities, and $267.6 million of long-term operating lease liabilities.

The components of lease expense for the three months ended March 31, 2019 were as follows:

In thousands
Operating lease cost (a)	$16,983
Short-term lease cost, excluding expenses relating to leases with a lease term of one month or less	479
Net lease cost	$17,462
(a) Net of sublease income, which is immaterial.

Future minimum lease payments under non-cancellable leases as of March 31, 2019 are as follows:

In thousands	Year Ending December 31, (a)
2019 (excluding the three months ended March 31, 2019)	$40,367
2020	53,741
2021	48,353
2022	44,535
2023	37,297
Thereafter	191,460
Total future minimum lease payments	415,753
Less: Imputed interest	110,545
Total	$305,208
(a) Operating lease payments exclude $4.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to leases, all of which are operating leases, for the three months ended March 31, 2019 were as follows:

In thousands, except lease term and discount rate
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$18,475
Right-of-use assets obtained in exchange for lease obligations	$9,300
Weighted-average remaining lease term (in years)	9.1
Weighted-average discount rate	6.7%

NOTE 4 — Acquisitions

WordStream: In July 2018, our ReachLocal segment completed the acquisition of WordStream, a provider of cloud-based software-as-a-service solutions for local and regional businesses and agencies, for approximately $132.5 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is payable quarterly beginning in the fourth quarter of 2018 through the fourth quarter of 2019 based upon the achievement of certain revenue targets. The fair value of the contingent consideration at the acquisition date was $9.5 million. Based on WordStream's revenue results, the fair value of the remaining contingent consideration as of March 31, 2019 was estimated at $4.3 million and is included within Other current liabilities on the Condensed consolidated balance sheets. We financed the transaction through borrowings under our Credit Facility and cash on hand.

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

NOTE 5 — Restructuring activities and asset impairment charges

In response to the transition of our business to a digitally led model, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations. Facility consolidation and other cost savings plans led us to recognize severance-related expenses, facility consolidation charges, accelerated depreciation, and asset impairment charges. As part of our plans, we are selling certain assets which we have classified as held-for-sale and for which we have reduced the carrying values to equal the fair values less costs to dispose.

Severance-related expenses: We recorded severance-related expenses by segment as follows:

	Three months ended March 31,
In thousands	2019	2018
Publishing	$7,160	$5,628
ReachLocal	20	539
Corporate and Other	2,693	398
Total	$9,873	$6,565

The activity and balance of the severance-related liabilities for the three months ended March 31, 2019 are as follows:

In thousands
Beginning balance	$32,974
Expense	9,873
Payments	(29,421)
Ending balance	$13,426

Facility consolidation charges and accelerated depreciation: We recorded facility consolidation charges by segment as follows:

	Three months ended March 31,
In thousands	2019	2018
Publishing	$1,646	$2,649
ReachLocal	120	—
Corporate and Other	37	85
Total	$1,803	$2,734

We incurred accelerated depreciation of $1.7 million and $5.2 million for the three months ended March 31, 2019 and 2018, respectively, which is included in depreciation expense. These expenses were related to the publishing segment.

Asset impairment charges: We recorded charges for asset impairments of $0.5 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively, which consisted entirely of impairment charges for property, plant, and equipment related to the publishing segment.

Sale of property: In February 2018, we sold property in Nashville, Tennessee and entered into a 15-month rent-free leaseback agreement. The sale generated proceeds of approximately $41.8 million and is accounted for under the financing method. The property, which has a net book value of approximately $11.3 million as of March 31, 2019, remains on our Condensed consolidated balance sheets and will continue to be depreciated until the lease terminates. We recorded the financing liability within Other noncurrent liabilities in the Condensed consolidated balance sheets. The sale, along with any related gain, will be recognized when the lease terminates.

In December 2018, we sold property in Phoenix, Arizona and entered into a 7-year leaseback agreement. The sale generated proceeds of approximately $33.9 million. We recorded a total deferred gain of $13.2 million at December 31, 2018, $1.9 million of which was within Other current liabilities and $11.3 million of which was within Other noncurrent liabilities on the Condensed consolidated balance sheets. This deferred gain was recognized in retained earnings as of January 1, 2019 upon adoption of the new leasing standard. Refer to Note 1 — Basis of presentation and summary of significant accounting policies for further details.

NOTE 6 — Debt

Revolving credit facility: We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (Credit Facility). The Credit Facility, which matures on June 29, 2020, allows us to borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility includes several covenants, all of which we complied with as of March 31, 2019.

As of March 31, 2019, we had $130.0 million in outstanding borrowings under the Credit Facility and $23.1 million of letters of credit outstanding, leaving $346.9 million of availability remaining.

Convertible debt: On April 9, 2018, we completed an offering of 4.75% convertible senior notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

The $201.3 million principal value of the notes was bifurcated into debt and equity components. The $171.1 million liability component is measured at fair value using the present value of its cash flows at a discount rate of 7.91% and is reported as convertible debt in the Condensed consolidated balance sheets. The residual amount of $30.2 million is recorded within additional paid-in capital in the equity section of the Condensed consolidated balance sheets. $6.3 million of debt issuance costs were allocated between liabilities and equity in proportion to the allocation of the principal value of the notes, with $5.4 million allocated to liabilities and $0.9 million allocated to equity. These debt issuance costs will be amortized over the 6-year contractual life of the notes. The unamortized discount totaled $26.2 million as of March 31, 2019, which will be amortized over the remaining contractual life of the notes. For the three months ended March 31, 2019, interest expense was $2.4 million, amortization of debt issuance costs was $0.2 million, and amortization of the discount was $1.0 million. The effective interest rate on the liability component of the notes was 7.91% as of March 31, 2019.

For the three months ended March 31, 2019, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were met during the period. Refer to Note 12 — Earnings (loss) per share for details on the convertible debt's impact to diluted earnings per share under the treasury stock method.

NOTE 7 — Pensions and other postretirement benefit plans

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

Retirement plan costs include the following components:

	Three months ended March 31,
	2019		2018
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$429	$32	$602	$55
Non-operating expenses:
Interest cost on benefit obligation	25,696	782	25,421	783
Expected return on plan assets	(36,534)	—	(44,549)	—
Amortization of prior service cost (benefit)	(524)	(812)	479	(883)
Amortization of actuarial loss (gain)	16,027	(230)	15,381	95
Curtailments	—	192	—	—
Other	—	(1,018)	—	—
Total non-operating expenses (credit)	$4,665	$(1,086)	$(3,268)	$(5)
Total expense (benefit) for retirement plans	$5,094	$(1,054)	$(2,666)	$50

During the three months ended March 31, 2019, we contributed $10.1 million and $3.1 million to our pension and other post-retirement plans, respectively.

Multi-employer plans that provide pension benefits: During the three months ended March 31, 2019, we incurred $9.3 million in Restructuring costs on the Condensed consolidated statements of income (loss) associated with the assessment by the CWA/ITU Negotiated Pension Plan of the Company's share of unfunded benefits due to the Company's partial withdrawal as a result of restructuring activities. As of March 31, 2019, we had pension withdrawal liabilities of $3.6 million included in Current liabilities and $39.9 million included in Other noncurrent liabilities on the Condensed consolidated balance sheets.

NOTE 8 — Income taxes

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended March 31,
In thousands	2019	2018
Pre-tax net loss	$(15,487)	$(506)
Income tax benefit	(3,582)	(129)
Effective tax rate	23.1%	25.5%

Our reported effective income tax rate on pre-tax loss was 23.1% compared to 25.5% on pre-tax loss for the three months ended March 31, 2019 and 2018, respectively. In the case of pre-tax losses, favorable permanent differences such as impacts related to the release of tax reserves have the effect of increasing the tax benefit which, in turn, increases the effective tax rate as compared to the statutory rate. The lower effective tax rate for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to the proportionate impact of tax expense and benefit recognized discretely for share-based compensation.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $22.1 million as of March 31, 2019 and $22.5 million as of December 31, 2018. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.4 million as of March 31, 2019 and $1.2 million as of December 31, 2018.

It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, lapses of statutes of limitations, or other regulatory developments. At this time, we estimate the amount of gross unrecognized tax positions may be reduced by up to approximately $0.7 million within the next 12 months primarily due to lapses of statutes of limitations and settlements of ongoing audits in various jurisdictions.

NOTE 9 — Supplemental equity information

The following tables summarize equity activity for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,189	$(50,046)	$1,822,094	$(121,435)	$(616,696)	$1,035,106
Net loss	—	—	—	(11,905)	—	(11,905)
Other comprehensive income, net of tax	—	—	—	—	19,520	19,520
Total comprehensive income						7,615
Dividends declared: $0.16 per share	—	—	—	(18,326)	—	(18,326)
Adoption of new lease guidance(a)	—	—	—	13,441	—	13,441
Restricted stock awards settled	13	—	(4,410)	—	—	(4,397)
Stock-based compensation	—	—	5,084	—	—	5,084
Other activity	—	—	199	—	—	199
Ending balance	$1,202	$(50,046)	$1,822,967	$(138,225)	$(597,176)	$1,038,722
(a) This amount represents the lease transition adjustment, which is primarily related to the recognition of previously deferred gains on sale leaseback transactions totaling $13.6 million, net of tax.

	Three months ended March 31, 2018
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,175	$(50,046)	$1,786,941	$(64,158)	$(656,517)	$1,017,395
Net loss	—	—	—	(377)	—	(377)
Other comprehensive income, net of tax	—	—	—	—	19,875	19,875
Total comprehensive income						19,498
Dividends declared: $0.16 per share	—	—	—	(17,935)	—	(17,935)
Restricted stock awards settled	7	—	(3,202)	—	—	(3,195)
Performance share units settled	4	—	(2,437)	—	—	(2,433)
Stock-based compensation	—	—	4,652	—	—	4,652
Other activity	—	—	470	—	—	470
Ending balance	$1,186	$(50,046)	$1,786,424	$(82,470)	$(636,642)	$1,018,452

Approximately 1.3 million and 1.1 million new shares were issued for the three months ended March 31, 2019 and 2018, respectively.

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss (net of tax) for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(929,170)	$312,474	$(616,696)
Other comprehensive income (loss) before reclassifications	(4,443)	13,057	8,614
Amounts reclassified from accumulated other comprehensive loss	10,906	—	10,906
Other comprehensive income	6,463	13,057	19,520
Ending balance	$(922,707)	$325,531	$(597,176)

	Three months ended March 31, 2018
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(1,000,790)	$344,273	$(656,517)
Other comprehensive income (loss) before reclassifications	(10,868)	19,374	8,506
Amounts reclassified from accumulated other comprehensive loss	11,369	—	11,369
Other comprehensive income	501	19,374	19,875
Ending balance	$(1,000,289)	$363,647	$(636,642)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 7 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

	Three months ended March 31,
In thousands	2019	2018
Amortization of prior service credit, net	$(1,336)	$(404)
Amortization of actuarial loss	15,797	15,476
Total reclassifications, before tax	14,461	15,072
Income tax effect	(3,555)	(3,703)
Total reclassifications, net of tax	$10,906	$11,369

NOTE 10 — Fair value measurement

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

As of March 31, 2019 and December 31, 2018, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

Contingent earn-out liabilities resulting from business combinations are also recorded at fair value on a recurring basis. The fair value estimate of the earn-out liability related to the company’s acquisition of WordStream in July 2018 was $4.3 million as of March 31, 2019. The WordStream earnout liability is affected by the expected amount and timing of future revenues, which are Level 3 inputs as they have no observable market.

The Credit Facility is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a nonrecurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $34.3 million as of March 31, 2019 and $23.3 million as of December 31, 2018.

NOTE 11 — Commitments, contingencies and other matters

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

NOTE 12 — Loss per share

Basic and diluted weighted average number of shares outstanding were 114,448,000 and 112,756,000 for the three months ended March 31, 2019 and 2018, respectively. Additionally, outstanding common stock equivalents of 3,610,000 and 3,095,000 were excluded from the computation of diluted loss per share for the three months ended March 31, 2019 and 2018, respectively, because their effect would have been anti-dilutive due to the net losses in each period.

On February 27, 2019, we declared a dividend of $0.16 per share of common stock, which was paid on March 25, 2019, to shareholders of record as of the close of business on March 11, 2019. Furthermore, on May 6, 2019, we declared a dividend of $0.16 per share of common stock, payable on June 24, 2019, to shareholders of record as of the close of business on June 10, 2019.

NOTE 13 — Segment reporting
We define our reportable segments based on the way the Chief Operating Decision Maker (CODM) function, currently the Chief Executive Officer and Interim Chief Operating Officer, manages the operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

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

•
ReachLocal, which consists exclusively of our ReachLocal digital marketing solutions subsidiaries including SweetIQ and WordStream. The results of this segment include advertising revenues from our search and display services and revenues related to web presence and software solutions provided by ReachLocal.

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

The CODM function uses adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure that the company believes offers a useful view of the overall operation of our business. The company defines adjusted EBITDA as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) restructuring costs, (6) asset impairment charges, (7) other items (including acquisition-related expenses, certain business transformation costs, litigation expenses, and gains or losses on certain investments), and (8) depreciation and amortization. The most directly comparable GAAP financial measure is net income.

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance.

The following tables present our segment information:

	Three months ended March 31, 2019
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$268,054	$97,181	$—	$—	$365,235
Advertising and marketing services - intersegment sales	14,526	—	—	(14,526)	—
Circulation	252,727	—	—	—	252,727
Other	43,860	—	1,603	—	45,463
Total revenues	$579,167	$97,181	$1,603	$(14,526)	$663,425

Adjusted EBITDA	$81,383	$7,631	$(25,688)	$—	$63,326

	Three months ended March 31, 2018
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$313,824	$96,488	$—	$—	$410,312
Advertising and marketing services - intersegment sales	14,173	—	—	(14,173)	—
Circulation	266,586	—	—	—	266,586
Other	44,077	—	1,976	—	46,053
Total revenues	$638,660	$96,488	$1,976	$(14,173)	$722,951

Adjusted EBITDA	$77,758	$6,209	$(28,899)	$—	$55,068

The following table presents our reconciliation of adjusted EBITDA to net income:

	Three months ended March 31,
In thousands	2019	2018
Net loss (GAAP basis)	$(11,905)	$(377)
Benefit for income taxes	(3,582)	(129)
Interest expense	6,965	4,478
Other non-operating items, net	2,148	(4,311)
Operating loss (GAAP basis)	(6,374)	(339)
Depreciation and amortization	37,045	40,252
Restructuring costs	20,959	9,299
Asset impairment charges	529	3,756
Other items	11,167	2,100
Adjusted EBITDA (non-GAAP basis)	$63,326	$55,068

Asset information by segment is not a key measure of performance used by the CODM function. Accordingly, we have not disclosed asset information by segment. Additionally, equity income in unconsolidated investees, net, interest expense, other non-operating items, net, and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our unaudited condensed consolidated financial statements and related notes. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described under Cautionary Statement Regarding Forward-Looking Statements and throughout this Quarterly Report, as well as the factors described in our 2018 Annual Report on Form 10-K and subsequent periodic reports filed with the Securities and Exchange Commission, particularly under "Risk Factors."

Overview

Gannett Co., Inc. (Gannett, we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to strengthening communities across our network. Gannett owns ReachLocal, Inc. (ReachLocal), a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom (U.K.) with 150 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the company has strong relationships with thousands of marketers in both our U.S. and U.K. markets due to our large local and national sales forces and robust advertising and marketing solutions product suite. The company reports in two operating segments: publishing and ReachLocal.

Certain matters affecting current and future operating results

The following items affect period-over-period comparisons from 2018 and will continue to affect period-over-period comparisons for future results:

Acquisitions

WordStream – In July 2018, our ReachLocal segment completed the acquisition of WordStream, a provider of cloud-based software-as-a-service solutions for local and regional business and agencies, for approximately $132.5 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is payable in 2019 and 2020 based upon achievement of certain revenue targets.

Restructuring and asset impairment costs

In response to the transition of our business to a digitally led model, we have engaged in a series of individual restructuring programs designed to right size our employee base, consolidate facilities, and improve operations. Facility consolidation initiatives include the disposition of older, under-utilized buildings, relocations to more efficient, flexible, digitally-oriented office spaces, efforts to reconfigure spaces to take advantage of leasing and subleasing opportunities, and the combination of production and distribution operations where possible. These restructuring programs led us to recognize severance charges, asset impairment charges, shutdown costs, and charges associated with reducing the useful lives of certain assets. As part of our plans, we are selling certain assets which we have classified as held-for-sale and for which we have reduced carrying values to equal fair value less costs to dispose.

In conjunction with these programs, we incurred restructuring costs of $21.0 million and $9.3 million in the first quarter of 2019 and 2018, respectively. Included in these restructuring costs are severance costs of $9.9 million and $6.6 million for the first quarter of 2019 and 2018, respectively. Also included in restructuring costs in the first of quarter of 2019 were $9.3 million of charges related to a withdrawal assessment from a multi-employer plan associated with a facility closure.

We recorded accelerated depreciation of $1.7 million and $5.2 million in the first quarter of 2019 and 2018, respectively. We recorded asset impairment charges of $0.5 million and $3.8 million in the first quarter of 2019 and 2018, respectively.

Foreign currency

Our U.K. publishing operations are conducted through our Newsquest subsidiary, and ReachLocal has foreign operations in regions such as Asia-Pacific and South America. ReachLocal exited operations in South America in April 2019. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date.

With respect to Newsquest, the average exchange rate used to translate U.K. results was 1.30 compared to 1.39 for the comparable period last year. Translation fluctuations impact our U.K. revenue, expense, and operating income results. This 6% decrease in the exchange rate unfavorably impacted first quarter of 2019 revenue comparisons by approximately $4.4 million.

Impacts stemming from foreign currency translation gains and losses at our ReachLocal subsidiary unfavorably impacted revenues by $1.7 million for the first quarter of 2019 compared to a favorable impact of $1.2 million in the comparable period last year.

Newsprint supply

The newsprint supply available to U.S. publishers is volatile. In the first six months of 2018, many Canadian producers were subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S. Those duties were ultimately eliminated by the International Trade Commission in September 2018, but their imposition in the first half of 2018 disrupted the newsprint market by driving prices higher and incentivizing Canadian producers to reduce their shipments of newsprint into the United States.

Newsprint expense at our publishing segment was 4% lower in the first quarter of 2019 compared to the first quarter of 2018 due to declines in circulation volumes partially offset by higher prices compared to the first quarter of 2018.

Outlook for the remainder of 2019

In 2019, we remain focused on executing our strategic vision of being essential to consumers and marketers seeking meaningful community connections across print, digital, and other channels. In 2018, we completed our organizational realignment that reorganized our business into two functions - Marketing Solutions and Consumer. In our Marketing Solutions business, we are focused on developing a more comprehensive suite of marketing products and services, including the integration of the recent WordStream acquisition. Although print advertising will remain challenged due to market pressures, we are aggressively focused on driving a deeper penetration of our digital advertising and marketing service products within our local client base as well as acquiring new clients. Our Consumer organization is focused on growing our audiences and deepening engagement, in part by expanding our spectrum of content beyond traditional news into new verticals and platforms. We will continue to focus on operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs. We also will continue to pursue our strategy of growing our business through selective acquisitions and investments.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended March 31,
In thousands	2019	2018	Change
Operating revenues:
Publishing	$579,167	$638,660	(9%)
ReachLocal	97,181	96,488	1%
Corporate and other	1,603	1,976	(19%)
Intersegment eliminations	(14,526)	(14,173)	2%
Total operating revenues	663,425	722,951	(8%)
Operating expenses:
Publishing	$537,889	$599,495	(10%)
ReachLocal	105,404	99,414	6%
Corporate and other	41,032	38,554	6%
Intersegment eliminations	(14,526)	(14,173)	2%
Total operating expenses	669,799	723,290	(7%)
Operating loss	(6,374)	(339)	***
Non-operating expense	(9,113)	(167)	***
Loss before income taxes	(15,487)	(506)	***
Benefit for income taxes	(3,582)	(129)	***
Net loss	$(11,905)	$(377)	***

Loss per share - diluted	$(0.10)	$(0.00)	***
*** Indicates an absolute value percentage change greater than 100.

Intersegment eliminations in the preceding table represent digital marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but which are fulfilled by our ReachLocal segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

Operating revenues:

Our publishing segment generates revenue primarily through advertising and subscriptions for our print and digital publications. Our advertising teams sell local, national, and classified advertising across multiple platforms including print, online, mobile, and tablet as well as niche publications. In addition, our publishing segment advertising teams sell digital marketing services which are primarily delivered by teams within our ReachLocal segment. Circulation revenues are derived principally from home delivery and single copy sales of our publications and distributing our publications on our digital platforms. Other revenues are derived mainly from commercial printing and distribution arrangements.

Our ReachLocal segment generates advertising and marketing services revenues through multiple services including search advertising, display advertising, search optimization, social media, website development, web presence products, and software-as-a-service solutions.

Total operating revenues were $663.4 million for the first quarter of 2019, a decrease of 8% from the same period in 2018. This decrease was primarily attributable to continued softness in publishing segment advertising revenues of $45.4 million, reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $13.9 million due to lower single copy and home delivery circulation volumes, partially offset by modest increases from our strategic pricing programs and an increase in digital-only subscription revenues. These declines in operating revenues were partially offset by the increase in revenues of $0.7 million from ReachLocal. Foreign currency rate fluctuations negatively affected operating revenues by $6.1 million.

Operating expenses:

Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

Total operating expenses were $669.8 million for the first quarter of 2019, a decrease of 7% from the same period in 2018. Publishing segment expenses decreased by $61.6 million, primarily attributable to continued cost efficiency efforts, a reduction in cost of sales due to lower print advertising and circulation revenues, and lower expenses related to benefits. This decrease was partially offset by an increase in operating expenses from ReachLocal of $6.0 million, primarily attributable to the acquisition of WordStream. Corporate operating expenses increased 6% from the same period in 2018 primarily due to an increase in severance expenses of $2.3 million. Foreign currency rate fluctuations also decreased expenses by $5.8 million.

Impacting operating expenses for the first quarter of 2019, and included in the numbers above, were restructuring charges of $21.0 million, accelerated depreciation of $1.7 million, and asset impairment charges of $0.5 million. Impacting the first quarter of 2018 were restructuring charges of $9.3 million, accelerated depreciation of $5.2 million, asset impairment charges of $3.8 million, and acquisition costs of $0.9 million.

Publishing segment

A summary of our publishing segment results is presented below:

	Three months ended March 31,
In thousands	2019	2018	Change
Operating revenues:
Advertising and marketing services	$282,580	$327,997	(14%)
Circulation	252,727	266,586	(5%)
Other	43,860	44,077	—%
Total operating revenues	579,167	638,660	(9%)
Operating expenses:
Cost of sales	369,438	412,003	(10%)
Selling, general and administrative expenses	130,093	149,170	(13%)
Depreciation and amortization	19,739	26,289	(25%)
Restructuring costs	18,089	8,277	***
Asset impairment charges	530	3,756	(86%)
Total operating expenses	537,889	599,495	(10%)
Operating income	$41,278	$39,165	5%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues:

Advertising and marketing services revenues were $282.6 million for the first quarter of 2019, a decrease of 14% compared to the same period in 2018, which is primarily attributable to a $39.6 million decrease in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry. In addition, digital advertising and marketing revenues decreased $5.8 million compared to the same period in 2018. Foreign currency exchange rates negatively affected advertising revenues by $2.7 million.

Print advertising revenues were $186.2 million for the first quarter of 2019, a decrease of 18% compared to the same period in 2018. Local and national print advertising revenues were $82.0 million and $40.5 million, respectively, for the first quarter of 2019, a decrease of 18% and 15%, respectively, compared to the same period in 2018. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $63.7 million for the first quarter of 2019 decreased 19% compared to the same period in 2018, primarily attributable to declines in automotive, employment, and real estate advertising revenues of $3.3 million, $2.2 million, and $3.8 million, respectively. Foreign currency exchange rates negatively affected print advertising revenues by $1.8 million.

Digital advertising and marketing services revenues were $96.4 million for the first quarter of 2019, a decrease of 6% compared to the same period in 2018. Digital media revenues were $61.1 million for the first quarter of 2019, a decrease of 6% compared to the same period in 2018, primarily due to weakness in audience extension revenues at our local markets, partially offset by continued strength from our national sales channel. Digital classified revenues were $16.9 million for the first quarter of 2019, a decrease of 16% compared to the same period in 2018 due to decreases in digital classified employment and automotive revenues of $1.0 million and $0.6 million, respectively, as a result of reduced demand. Digital marketing services revenues were $18.4 million for the first quarter of 2019, an increase of 6% compared to the same period in 2018. This increase was attributable to growth at Newsquest and an increase in average spend per client. Foreign currency exchange rates negatively affected total digital advertising revenues by $0.9 million.

Circulation revenues were $252.7 million for the first quarter of 2019, a decrease of 5% compared to the same period in 2018. Print circulation revenues were $194.5 million for 2019, a decrease of 4% from the same period in 2018 due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues were $58.2 million for 2019, a 10% decrease from the same period in 2018 primarily due to declines in full-access subscriptions, partially offset by an increase in digital-only circulation subscriptions. Foreign currency exchange rates negatively affected circulation revenues by $1.3 million.

Commercial printing and other revenues of $43.9 million in the first quarter of 2019 were effectively flat compared to the same period in 2018. Other revenues accounted for approximately 8% of total revenues for the quarter.

Operating expenses:

Cost of sales were $369.4 million for the first quarter of 2019, a decrease of 10% from the same period in 2018. This decrease is primarily driven by continued cost efficiency efforts as well as an overall decline in circulation volumes that reduced production and distribution costs by 7% and 9%, respectively. Foreign currency exchange rate fluctuations decreased cost of sales by $2.3 million.

Total selling, general, and administrative expenses were $130.1 million for the first quarter of 2019, a decrease of 13% from the same period in 2018, primarily attributable to continued company-wide cost efficiency efforts resulting in reductions in information technology, marketing, and building expenses of 6%, 27%, and 9%, respectively, as well as a general decrease in employee benefits costs. Foreign currency exchange rate fluctuations decreased selling, general, and administrative expenses by $1.3 million.

Depreciation and amortization expense was $19.7 million for the first quarter of 2019, a 25% decrease from the same period in 2018, primarily attributable to a $3.5 million decrease in accelerated depreciation associated with our facility consolidation efforts in the first quarter of 2019 compared to the prior year period. Foreign currency exchange rates decreased depreciation expense by $0.2 million.

Impacting operating expenses for the first quarter of 2019 and 2018 were restructuring charges of $18.1 million and $8.3 million, respectively, and asset impairment charges of $0.5 million and $3.8 million, respectively.

Publishing segment adjusted EBITDA:

	Three months ended March 31,
In thousands	2019	2018	Change
Operating income (GAAP basis)	$41,278	$39,165	5%
Depreciation and amortization	19,739	26,289	(25%)
Restructuring costs	18,089	8,277	***
Asset impairment charges	530	3,756	(86%)
Other items	1,747	271	***
Adjusted EBITDA (non-GAAP basis)	$81,383	$77,758	5%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $81.4 million for the first quarter of 2019, an increase of 5% compared to the same period in 2018. The increase was primarily attributable to ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $0.8 million of foreign exchange rate changes.

ReachLocal

A summary of our ReachLocal segment results is presented below:

	Three months ended March 31,
In thousands	2019	2018	Change
Operating revenues:
Advertising and marketing services	$97,181	$96,488	1%
Total operating revenues	97,181	96,488	1%
Operating expenses:
Cost of sales	52,105	54,972	(5)%
Selling, general and administrative expenses	40,228	35,390	14%
Depreciation and amortization	12,932	8,513	52%
Restructuring costs	139	539	(74)%
Total operating expenses	105,404	99,414	6%
Operating loss	$(8,223)	$(2,926)	***
*** Indicates an absolute value percentage change greater than 100.

As of date	March 31, 2019	December 31, 2018
Active Clients (a)	19,500	20,800
Active Product Units (b)	40,500	40,300
(a)Active Clients is a number calculated to approximate the number of clients served. Active Clients is calculated by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients with the exception of SweetIQ and WordStream clients. SweetIQ and WordStream clients are generally reflected as single clients regardless of the number of locations served. Because this number includes clients served through ReachLocal's reseller channel, Active Clients includes entities with which ReachLocal does not have a direct contractual relationship. Numbers are rounded to the nearest hundred and do not include (1) clients at Newsquest using the ReachLocal platform (as ReachLocal does not recognize the revenues associated with these services) and (2) clients from operations which were exited or sold as of the end of the period.

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

Operating revenues:

Advertising and marketing services revenues were $97.2 million for the first quarter of 2019, an increase of 1% compared to the same period in 2018, which included revenues from international entities of $16.3 million for the first quarter of 2019 as compared to $26.3 million in 2018. The increase was primarily attributable to revenues of $15.4 million from WordStream, which was acquired in July 2018, partially offset by a decrease in revenues from international entities of $10.0 million primarily due to the disposition of certain international affiliates in the latter half of 2018 and a decrease of $4.8 million due to a general reduction in client counts.

The decrease in Active Clients as of March 31, 2019 as compared to December 31, 2018 is primarily attributable to a reduction in the number of clients in North America. The increase in Active Product Units as of March 31, 2019 as compared to December 31, 2018 is primarily attributable to continued cross selling of other ReachLocal products to our new and existing customer base.

Operating expenses:

Cost of sales, which includes online media acquired from third parties, costs to manage and operate ReachLocal's solutions and technology infrastructure, and other third-party direct costs, was $52.1 million for the first quarter of 2019, a decrease of 5% compared to the same period in 2018. Cost of online media acquired from third-party publishers totaled $39.5 million compared to $43.1 million for the same period in 2018. This decrease was attributable to reduced expenses stemming from the disposition of certain international affiliates in the latter half of 2018 of $5.0 million, partially offset by $2.8 million in additional expenses due to the addition of WordStream and lower average margins in North America. Cost of sales as a percentage of revenue declined due to scaling of the ReachLocal business and the addition of WordStream's higher margins.

Selling, general and administrative expenses were $40.2 million for the first quarter of 2019, an increase of 14% compared to the same period in 2018. Selling and marketing expenses decreased 1% compared to the same period in 2018 due to continued cost efficiency efforts resulting in savings of $3.9 million and reduced costs from the disposition of certain international affiliates of $0.7 million, offset by increased expenses of $4.5 million due to the acquisition of WordStream. Product and technology expenses increased $1.4 million compared to the same period in 2018, primarily due to the addition of WordStream expenses of $1.5 million. Other selling, general, and administrative costs increased $3.6 million as compared to same period in 2018 due to increased expenses of $5.6 million from the acquisition of WordStream partially offset by reduced expenses of $2.6 million due to the disposition of certain international affiliates and continued cost reduction efforts in North America.

Depreciation and amortization were $12.9 million for the first quarter of 2019, an increase of 52% compared to the first quarter of 2018. This increase was primarily attributable to increased depreciation of $1.4 million and $2.8 million amortization related to the WordStream acquisition.

ReachLocal segment adjusted EBITDA:

	Three months ended March 31,
In thousands	2019	2018	Change
Operating loss (GAAP basis)	$(8,223)	$(2,926)	***
Depreciation and amortization	12,932	8,513	52%
Restructuring costs	139	539	(74%)
Other items	2,783	83	***
Adjusted EBITDA (non-GAAP basis)	$7,631	$6,209	23%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our ReachLocal segment was $7.6 million for the first quarter of 2019, an increase of 23% compared to the same period in 2018. Profitability improved in 2019 primarily due to addition of the higher margin WordStream business of $3.7 million, offset by the reduction in client counts and disposition of certain international affiliates.

Corporate and other

Corporate operating expenses were $41.0 million for the first quarter of 2019, an increase of 6% compared to the same period in 2018 primarily due to an increase in severance expenses of $2.3 million.

Non-operating expense

Interest expense: Interest expense for the first quarter of 2019 was $7.0 million compared to $4.5 million in the same period in 2018. The increase in interest expense is due to a higher effective interest rate incurred on our convertible debt of 7.91% as compared to an average effective interest rate on our Credit Facility of 4.51%.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Non-operating items, net, consisted of $2.1 million in expense for the first quarter of 2019 compared to $4.3 million in income for the same period in 2018. The decrease was primarily attributable to a decrease in non-operating pension expenses of $6.7 million.

Income tax expense (benefit)

The following table outlines our pre-tax net loss and income tax amounts:

	Three months ended March 31,
In thousands	2019	2018
Pre-tax net loss	$(15,487)	$(506)
Income tax benefit	(3,582)	(129)
Effective tax rate	23.1%	25.5%

Our reported effective income tax rate on pre-tax loss was 23.1% for the first quarter of 2019 compared to 25.5% on pre-tax loss for the same period in 2018. In the case of pre-tax losses, favorable permanent differences such as impacts related to the release of tax reserves have the effect of increasing the tax benefit which, in turn, increases the effective tax rate as compared to the statutory rate. The lower effective tax rate for the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to the proportionate impact of tax expense or benefit recognized discretely for share-based compensation.

Net loss and diluted loss per share

Net loss was $11.9 million and diluted loss per share was $0.10 for the first quarter of 2019 compared to a net loss of $0.4 million and negligible diluted loss per share for the same period in 2018. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility, are expected to provide sufficient liquidity to meet our requirements, including those for investments, expected dividends, and expected share repurchases. For strategic acquisitions, we will consider financing options as appropriate.

Details of our cash flows are included in the table below:

	Three months ended March 31,
In thousands	2019	2018
Net cash provided by operating activities	$37,539	$65,153
Net cash used for investing activities	(11,735)	(8,023)
Net cash used for financing activities	(29,564)	(33,043)
Effect of currency exchange rate change on cash	327	1,157
Net increase (decrease) in cash	$(3,433)	$25,244

Operating cash flows

Our net cash flow from operating activities was $37.5 million for the first quarter of 2019, a decrease of $27.6 million compared to the same period in 2018. The decrease in net cash flow from operating activities was primarily attributable to changes in other operating activities of $25.6 million primarily due to increased severance payments of $22.4 million driven by the 2018 early retirement opportunity program.

Investing cash flows

Cash flows used for investing activities totaled $11.7 million for the first quarter of 2019, primarily consisting of capital expenditures of $12.6 million, partially offset by proceeds from sale of certain assets of $1.0 million.

Cash flows used for investing activities totaled $8.0 million for the first quarter of 2018, primarily consisting of capital expenditures of $13.5 million and payments for investments of $2.0 million, partially offset by proceeds from sale of certain assets of $3.6 million.

Financing cash flows

Cash flows used for financing activities totaled $29.6 million for the first quarter of 2019, primarily consisting of payment of dividends to our shareholders of $18.3 million, the net repayments of borrowings under our Credit Facility of $5.0 million, additional consideration of $4.9 million for the acquisition of WordStream, and payments for employee taxes withheld from stock awards of $1.5 million.

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

Revolving credit facility

We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (Credit Facility). The Credit Facility, which matures on June 29, 2020, allows us to borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility includes several covenants, all of which we complied with as of March 31, 2019.

As of March 31, 2019, we had $130.0 million in outstanding borrowings under the Credit Facility and $23.1 million of letters of credit outstanding, leaving $346.9 million of availability remaining.

Convertible debt

On April 9, 2018, we completed an offering of 4.75% convertible senior notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. The notes mature on April 15, 2024 with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

For the three months ended March 31, 2019, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were considered met during the period.

Additional information

On February 27, 2019, we declared a dividend of $0.16 per share of common stock, which was paid on March 25, 2019, to shareholders of record as of the close of business on March 11, 2019. Furthermore, on May 6, 2019, we declared a dividend of $0.16 per share of common stock, payable on June 24, 2019, to shareholders of record as of the close of business on June 10, 2019.

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

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

•
Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) restructuring costs, (6) asset impairment charges, (7) other items (including acquisition-related expenses, certain business transformation costs, litigation expenses, and gains or losses on certain investments), and (8) depreciation and amortization. When adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income.

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

•
Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS as EPS before tax-effected (1) restructuring costs, (2) asset impairment charges, (3) non-operating gains and losses, and (4) other items (including acquisition-related expenses, certain business transformation expenses, litigation expenses, and gains or losses on certain investments). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 19% and the U.S. of 25.5%. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

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

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited Condensed consolidated statements of income (loss) are presented below:

	Three months ended March 31,
In thousands	2019	2018	Change
Net loss (GAAP basis)	$(11,905)	$(377)	***
Benefit for income taxes	(3,582)	(129)	***
Interest expense	6,965	4,478	56%
Other non-operating items, net	2,148	(4,311)	***
Operating loss (GAAP basis)	(6,374)	(339)	***
Depreciation and amortization	37,045	40,252	(8%)
Restructuring costs	20,959	9,299	***
Asset impairment charges	529	3,756	(86%)
Other items	11,167	2,100	***
Adjusted EBITDA (non-GAAP basis)	$63,326	$55,068	15%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA was $63.3 million in the first quarter of 2019, a 15% increase compared to the same period in 2018. The increase was primarily attributable to ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $0.7 million of foreign exchange rate changes.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited Condensed consolidated statements of income (loss) are presented below:

	Three months ended March 31,
In thousands, except per share data	2019	2018	Change
Restructuring costs (including accelerated depreciation)	$22,660	$14,460	57%
Asset impairment charges	529	3,756	(86%)
Loss (gain) from non-operating activities	(1,384)	134	***
Other items	10,519	1,638	***
Pretax impact	32,324	19,988	62%
Income tax impact of above items	(8,198)	(4,926)	66%
Impact of items affecting comparability on net income	$24,126	$15,062	60%

Net loss (GAAP basis)	$(11,905)	$(377)	***
Impact of items affecting comparability on net income	24,126	15,062	60%
Adjusted net income (non-GAAP basis)	$12,221	$14,685	(17%)

Loss per share - diluted (GAAP basis)	$(0.10)	$(0.00)	***
Impact of items affecting comparability on net income	0.20	0.13	54%
Adjusted earnings per share - diluted (non-GAAP basis)	$0.10	$0.13	(23%)

Diluted weighted average number of common shares outstanding (GAAP basis)	114,448	112,756	2%
Diluted weighted average number of common shares outstanding (non-GAAP basis)	118,058	115,851	2%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EPS on a fully diluted basis were $0.10 for the first quarter of 2019 compared to $0.13 for the same period in 2018. The decrease in adjusted diluted EPS was attributable to lower adjusted net income driven by the various items discussed above and an increase in the number of diluted shares in the first quarter of 2019 as compared to the same period in 2018.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

	Three months ended March 31,
In thousands	2019	2018
Weighted average number of shares outstanding - basic and diluted (GAAP basis)	114,448	112,756
Effect of dilutive securities (non-GAAP basis)
Restricted stock units	1,355	2,249
Performance share units	2,227	756
Stock options	28	90
Weighted average number of shares outstanding - diluted (non-GAAP basis)	118,058	115,851

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed consolidated statements of cash flows are presented below:

	Three months ended March 31,
In thousands	2019	2018
Net cash flow provided by operating activities (GAAP basis)	$37,539	$65,153
Capital expenditures	(12,583)	(13,548)
Free cash flow (non-GAAP basis)	$24,956	$51,605

Free cash flow decreased by $26.6 million from 2018 to 2019. This decrease was attributable to net cash flow from operating activities of $37.5 million in 2019, down $27.6 million compared to the prior year primarily attributable to changes in other operating activities of $25.6 million primarily due to increased severance payments of $22.4 million driven by the 2018 early retirement opportunity program.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements regarding business strategies, market potential, future financial performance, and other matters. Forward-looking statements include all statements that are not historical facts. The words "believe," "expect," "estimate," "could," "should," "intend," "may," "plan," "seek," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements" which speak only as of the date the statements were made and are not guarantees of future performance. The matters discussed in these forward-looking statements are subject to many risks, trends, uncertainties, and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management, is expressed in good faith, and is believed to have a reasonable basis. However, there can be no assurance the expectation or belief will result, be achieved, or be accomplished. Whether or not any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events, or circumstances occurring after the date of this report. Factors, risks, trends, and uncertainties that could cause actual results or events to differ materially from those projected, anticipated, or implied include the matters described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the statements made under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2018 Annual Report on Form 10-K, and the following other factors, risks, trends and uncertainties:

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

•
Risks and uncertainties related to MNG Enterprises, Inc.'s unsolicited proposal to acquire the company and related nomination of three candidates for election to the company's board of directors, which could, among other matters, cause us to incur significant expense and impact the trading value of our securities;

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

•	Risks to our liquidity related to the redemption, conversion, and similar features of our convertible notes;

•	Political, economic, and market uncertainty resulting from the pending withdrawal of the U.K. from the European Union; and

•	Other uncertainties relating to general economic, political, business, industry, regulatory and market conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe our market risk from financial instruments, such as accounts receivable and accounts payable, is not material.

We are also exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding at March 31, 2019, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $0.3 million for the first quarter of 2019.

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

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $325.5 million at March 31, 2019 compared to $363.6 million at March 31, 2018.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the March 31, 2019 exchange rate of 1.30 and at the March 31, 2018 exchange rate of 1.40. Newsquest's financial results were translated at an average rate of 1.30 for the first quarter of 2019 and 1.39 for the first quarter of 2018.

If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $0.8 million for the first quarter of 2019. In addition, a 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.2 million for the first quarter of 2019.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2019 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our 2018 Annual Report on Form 10-K.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the risk factors described in the "Risk Factors" section of our 2018 Annual Report on Form 10-K.

Our operations in the U.K. may be adversely impacted by the pending withdrawal of the U.K. from the European Union.

In June 2016, voters in the U.K. approved an advisory referendum to withdraw from the European Union (EU) (commonly referred to as “Brexit”). The U.K. Parliament has not yet approved the terms of a withdrawal agreement setting forth the terms of the U.K.’s departure from the EU. As a result, the terms, timing, and consummation of the withdrawal remain highly uncertain, including whether the withdrawal date will be further extended and whether an orderly withdrawal or a so-called “hard Brexit” will occur with no continuing U.K. participation in the European Union’s Single Market or the EU Customs Union.

Newsquest, our wholly owned subsidiary, operates over 150 local media brands in the U.K. from which we generated approximately 12% of our publishing segment’s total revenue for the three months ended March 31, 2019. We believe political, economic, and market uncertainty around Brexit has contributed to deteriorating market conditions and could further adversely impact consumer and investor confidence and the U.K. economy, which could depress the demand for Newsquest’s products and services. Additional currency volatility due to Brexit could drive a weaker British pound, which increases the cost of goods imported into our U.K. operations and may decrease the profitability of our U.K. operations. A weaker British pound versus the U.S. dollar also causes Newsquest’s local currency results to be translated into fewer U.S. dollars during a reporting period, which could negatively impact our profitability. In the event of a “hard Brexit,” the related risks and uncertainties could be further exacerbated, creating additional uncertainty around a number of issues impacting Newsquest’s operations including data privacy, tax rates, and employment of Newsquest’s workforce. With a range of outcomes still possible, the impact of Brexit on our results of operations remains uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits

10-1	Employment Retention Agreement, dated as of January 15, 2019, by and between Gannett Co., Inc. and Maribel Perez Wadsworth.*	Attached.

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the fiscal quarters ended March 31, 2019 and March 31, 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended March 31, 2019 and March 31, 2018, (iv) Unaudited Condensed Consolidated Cash Flow Statements for the fiscal quarters ended March 31, 2019 and March 31, 2018, and (v) Unaudited Notes to Condensed Consolidated Financial Statements
Attached.
* Asterisks identify management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2019	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)