Form 10-Q
period 2019-06-30
Gannett Co., Inc.
filed 2019-08-08
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 2, 2019, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 114,623,046.

INDEX TO GANNETT CO., INC.
Q2 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68,558	$93,559
Accounts receivable, net of allowance for doubtful accounts of $9,730 and $11,088	289,128	343,617
Other current assets	134,763	143,385
Total current assets	492,449	580,561
Property, plant and equipment, at cost net of accumulated depreciation of $1,263,203 and $1,412,531	745,939	796,009
Operating lease assets	256,324	—
Goodwill	779,626	779,597
Intangible assets, net	149,512	170,344
Deferred income taxes	31,623	51,039
Other assets	121,423	100,861
Total assets	$2,576,896	$2,478,411

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$300,715	$387,003
Deferred revenue	117,786	117,083
Short-term portion of revolving credit facility	135,000	—
Other current liabilities	47,122	47,482
Total current liabilities	600,623	551,568
Postretirement medical and life insurance liabilities	58,702	69,938
Pension liabilities	273,330	319,084
Long-term portion of revolving credit facility	—	135,000
Convertible debt	171,832	169,264
Long-term operating lease liabilities	264,655	—
Other noncurrent liabilities	141,427	198,451
Total liabilities	1,510,569	1,443,305
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 120,333,121 and 118,875,977 shares issued	1,203	1,189
Treasury stock at cost, 5,750,000 shares	(50,046)	(50,046)
Additional paid-in capital	1,827,963	1,822,094
Accumulated deficit	(129,834)	(121,435)
Accumulated other comprehensive loss	(582,959)	(616,696)
Total equity	1,066,327	1,035,106
Total liabilities and equity	$2,576,896	$2,478,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Operating revenues:
Advertising and marketing services	$368,328	$420,163	$733,563	$830,475
Circulation	247,092	263,806	499,819	530,392
Other	44,917	46,799	90,380	92,852
Total operating revenues	660,337	730,768	1,323,762	1,453,719

Operating expenses:
Cost of sales	403,089	452,053	814,253	909,037
Selling, general and administrative expenses	195,068	199,143	395,170	412,142
Depreciation and amortization	35,466	38,378	72,511	78,630
Gain on sale of property	(32,768)	—	(33,650)	—
Restructuring costs	6,771	12,611	27,730	21,910
Asset impairment charges	274	10,483	803	14,239
Total operating expenses	607,900	712,668	1,276,817	1,435,958
Operating income	52,437	18,100	46,945	17,761

Non-operating income (expense):
Interest expense	(6,879)	(5,935)	(13,844)	(10,413)
Other non-operating items, net	(6,104)	4,042	(9,134)	8,353
Non-operating expense	(12,983)	(1,893)	(22,978)	(2,060)

Income before income taxes	39,454	16,207	23,967	15,701
Provision (benefit) for income taxes	12,729	(99)	9,147	(228)
Net income	$26,725	$16,306	$14,820	$15,929

Earnings per share - basic	$0.23	$0.14	$0.13	$0.14
Earnings per share - diluted	$0.23	$0.14	$0.13	$0.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$26,725	$16,306	$14,820	$15,929
Other comprehensive income, before tax:
Foreign currency translation adjustments	(8,490)	(33,310)	4,567	(13,936)
Pension and other postretirement benefit items:
Change in prior service costs	—	103,416	—	103,416
Amortization of prior service credit, net	(1,328)	(401)	(2,664)	(805)
Actuarial gain (loss) arising during the period	10,055	13,240	10,236	13,240
Amortization of actuarial loss	15,332	16,877	31,129	32,353
Other	5,605	20,196	141	6,779
Pension and other postretirement benefit items	29,664	153,328	38,842	154,983
Other comprehensive income, before tax	21,174	120,018	43,409	141,047
Income tax effect related to components of other comprehensive income	(6,957)	(28,295)	(9,672)	(29,449)
Other comprehensive income, net of tax	14,217	91,723	33,737	111,598
Comprehensive income	$40,942	$108,029	$48,557	$127,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Six months ended June 30,
	2019	2018

Operating activities:
Net income	$14,820	$15,929
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	72,511	78,630
Gain on sale of property	(33,650)	—
Restructuring costs	11,926	6,881
Asset impairment charges	803	14,239
Pension and other postretirement expenses, net of contributions	(40,715)	(50,244)
Stock-based compensation	10,175	9,221
Change in other assets and liabilities, net	(224)	5,874
Net cash provided by operating activities	35,646	80,530
Investing activities:
Capital expenditures	(25,918)	(27,522)
Payments for investments	(493)	(2,558)
Proceeds from sale of certain assets	6,047	23,390
Proceeds from insurance claim on property	3,500	—
Changes in other investing activities	—	1,401
Net cash used for investing activities	(16,864)	(5,289)
Financing activities:
Dividends paid	(36,661)	(36,131)
Payments for employee taxes withheld from stock awards	(1,587)	(2,806)
Proceeds from borrowings under revolving credit agreement	40,000	140,000
Repayments of borrowings under revolving credit agreement	(40,000)	(325,000)
Proceeds from convertible debt	—	195,167
Proceeds from sale and leaseback transaction	—	41,791
Deferred payments for acquisitions	(4,853)	—
Changes in other financing activities	138	(17)
Net cash (used for) provided by financing activities	(42,963)	13,004
Effect of currency exchange rate change on cash	53	1,126
Increase (decrease) in cash and cash equivalents and restricted cash	(24,128)	89,371
Balance of cash, cash equivalents, and restricted cash at beginning of period	116,861	144,032
Balance of cash, cash equivalents, and restricted cash at end of period	$92,733	$233,403

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(327)	$5,179
Cash paid for interest	$8,137	$4,086
Non-cash investing and financing activities:
Accrued capital expenditures	$1,819	$1,252
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

Basis of presentation: Our condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all of the adjustments (consisting of those of a normal, recurring nature) considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP) applicable to interim periods. All intercompany accounts have been eliminated in consolidation. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Use of estimates: The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of financial statements include accounting for income taxes, pension and other postretirement benefits, allowances for doubtful accounts, stock-based compensation, depreciation and amortization, business combinations, litigation matters, contingencies, and the valuation of long-lived and intangible assets.

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

The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

	June 30,
In thousands	2019	2018
Cash and cash equivalents	$68,558	$209,678
Restricted cash included in other current assets	2,607	4,419
Restricted cash included in investments and other assets	21,568	19,306
Total cash, cash equivalents, and restricted cash	$92,733	$233,403

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and long-term operating lease liabilities on our Condensed consolidated balance sheets.

Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The rates implicit within the company's leases are generally not determinable; therefore, the company uses judgment to determine the incremental borrowing rate used to calculate the present value of lease payments. The incremental borrowing rate for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles and adjusted for the impact of collateralization, the lease term, and other specific terms included in the company’s lease arrangements. ROU assets are assessed for impairment in accordance with the company’s accounting policy for long-lived assets.

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

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first six months of 2019:

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

As a result of adopting the new standard, we recorded a one-time adjustment to beginning retained earnings of $13.4 million, consisting primarily of the recognition of deferred gains on sale-leaseback transactions, which are no longer deferred under the new guidance, net of the deferred tax impact. Based on the present value of the lease payments for the remaining lease term of the company's existing leases, we recognized net right-of-use assets of approximately $268.9 million and lease liabilities for operating leases of approximately $317.4 million on January 1, 2019. The standard did not materially impact our Condensed consolidated statements of income or Condensed consolidated statements of cash flows. Refer to Note 3 — Leases for further details on the company's leases.

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

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial statements:

Intangibles-Internal-Use Software: In August 2018, the FASB issued new guidance which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

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

The following table presents our revenues disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Print advertising	$184,252	$227,894	$370,438	$453,720
Digital advertising and marketing services	184,076	192,269	363,125	376,755
Total advertising and marketing services	368,328	420,163	733,563	830,475
Circulation	247,092	263,806	499,819	530,392
Other	44,917	46,799	90,380	92,852
Total revenues	$660,337	$730,768	$1,323,762	$1,453,719

Additionally, approximately 11% of our quarter to date and 12% of our year to date revenues are generated from international locations.

Deferred revenue: Amounts received from customers in advance of revenue recognition are deferred as liabilities. The following table presents changes in the deferred revenue balance for the six months ended June 30, 2019 by type of revenue:

In thousands	Advertising and Other	Circulation	Total
Beginning balance	$35,742	$81,341	$117,083
Cash receipts	136,553	407,271	543,824
Revenue recognized	(134,630)	(408,491)	(543,121)
Ending balance	$37,665	$80,121	$117,786

The company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods can last between one and twelve months. The remaining deferred revenue balance relates to advertising and other revenue. The $0.7 million increase in deferred revenue as compared to the year ended December 31, 2018 is primarily the result of increases in the recognition of revenue credits at our ReachLocal segment partially offset by declines in our circulation deferred revenue balance due to a decline in the number of prepaid subscribers and seasonality in our subscription activity.

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

As of June 30, 2019, our Condensed consolidated balance sheets include $256.3 million of operating lease right-to use assets, $36.9 million of short-term operating lease liabilities included in Other current liabilities, and $264.7 million of long-term operating lease liabilities.

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

In thousands	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost (a)	$15,831	$32,813
Short-term lease cost, excluding expenses relating to leases with a lease term of one month or less	600	1,079
Net lease cost	$16,431	$33,892
(a) Net of sublease income, which is immaterial.

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows:

In thousands	Year Ending December 31, (a)
2019 (excluding the six months ended June 30, 2019)	$25,409
2020	55,506
2021	50,431
2022	46,212
2023	38,572
Thereafter	192,006
Total future minimum lease payments	408,136
Less: Imputed interest	106,586
Total	$301,550
(a) Operating lease payments exclude $4.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to leases, all of which are operating leases, were as follows:

In thousands, except lease term and discount rate	Six months ended June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$33,460
Right-of-use assets obtained in exchange for lease obligations	$17,892

As of June 30, 2019
Weighted-average remaining lease term (in years)	8.9
Weighted-average discount rate	6.7%

NOTE 4 — Acquisitions

WordStream: In July 2018, our ReachLocal segment completed the acquisition of WordStream, a provider of cloud-based software-as-a-service solutions for local and regional businesses and agencies, for approximately $132.5 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is payable quarterly beginning in the fourth quarter of 2018 through the fourth quarter of 2019 based upon the achievement of certain revenue targets. The fair value of the contingent consideration at the acquisition date was $9.5 million. Based on WordStream's revenue results, the fair value of the remaining contingent consideration as of June 30, 2019 was estimated at $2.7 million and is included within Other current liabilities on the Condensed consolidated balance sheets. We financed the transaction through borrowings under our Credit Facility and cash on hand.

The allocation of the purchase price was based upon estimated fair values. The determination of the fair value of assets acquired and liabilities assumed has been completed and the final allocation of the purchase price is as follows:

In thousands
Cash and restricted cash acquired	$20,954
Other current assets	9,159
Property, plant and equipment	1,072
Developed technology	63,030
Customer relationships	21,420
Trade names	1,105
Goodwill	66,742
Total assets acquired	183,482
Current liabilities	3,987
Noncurrent liabilities	16,562
Total liabilities assumed	20,549
Net assets acquired	$162,933

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

NOTE 5 — Restructuring activities and asset impairment charges

In response to the transition of our business from a legacy print publishing business into a digitally focused media and marketing solutions company, we have engaged in a series of individual restructuring programs. These programs are designed to transform and right size our employee base, consolidate facilities, and eliminate costs that are no longer necessary to run the ongoing business as a result of the evolution of the media industry from print to digital and changes in our business model. As a result of executing these restructuring programs, we have incurred severance charges for positions we do not expect to rehire in the future, facility consolidation costs, accelerated depreciation expenses, and certain asset impairment charges. As part of our plans, we are also selling certain assets which we have classified as held-for-sale and for which we have reduced the carrying values to equal the fair values less costs to dispose.

Severance-related expenses: We recorded severance-related expenses by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Publishing	$5,150	$7,033	$12,310	$12,661
ReachLocal	100	1,233	120	1,772
Corporate and Other	681	198	3,374	596
Total	$5,931	$8,464	$15,804	$15,029

The activity and balance of the severance-related liabilities for the six months ended June 30, 2019 are as follows:

In thousands
Beginning balance	$32,974
Expense	15,804
Payments	(44,499)
Ending balance	$4,279

Facility consolidation charges and accelerated depreciation: We recorded facility consolidation charges by segment as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Publishing	$840	$2,414	$2,486	$5,148
ReachLocal	—	1,733	120	1,733
Corporate and Other	—	—	37	—
Total	$840	$4,147	$2,643	$6,881

We incurred accelerated depreciation of $0.6 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, which is included in depreciation expense. These expenses were related to the publishing segment. We incurred accelerated depreciation of $2.3 million and $9.4 million for the six months ended June 30, 2019 and 2018, respectively, which is included in depreciation expense. These expenses were related to the publishing segment.

Asset impairment charges: We recorded charges for asset impairments of $0.3 million and $10.5 million for the three months ended June 30, 2019 and 2018, respectively, which consisted entirely of impairment charges for property, plant, and equipment related to the publishing segment. We recorded charges for asset impairments of $0.8 million and $14.2 million for the six months ended June 30, 2019 and 2018, respectively, which consisted of impairment charges for property, plant, and equipment related to the publishing segment.

Sale of property: In February 2018, we sold property in Nashville, Tennessee and entered into a 15-month rent-free leaseback agreement. The sale generated proceeds of approximately $41.8 million and was accounted for under the financing method. In May 2019, the lease was terminated, and we recognized a gain of $30.6 million on our Condensed consolidated statements of income.

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

NOTE 6 — Debt

Revolving credit facility: We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (Credit Facility). The Credit Facility, which matures on June 29, 2020, allows us to borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility includes several covenants, all of which we complied with as of June 30, 2019.

On June 29, 2019, the Company’s Credit Facility became current or due to be repaid on June 29, 2020. As disclosed in Note 14 — Subsequent events, the Company entered into an Agreement and Plan of Merger with New Media Investment Group on August 5, 2019. Should the transaction not close by June 29, 2020, management, with Board approval, will obtain such resources for the Company by refinancing the existing Credit Facility or obtaining new term debt. Management has the ability and intent to proceed with its plan to refinance the existing Credit Facility or obtain new term debt if necessary.

As of June 30, 2019, we had $135.0 million in outstanding borrowings under the Credit Facility and $23.1 million of letters of credit outstanding, leaving $341.9 million of availability remaining.

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

The $201.3 million principal value of the notes was bifurcated into debt and equity components. The liability component is reported as convertible debt in the Condensed consolidated balance sheets was initially measured at fair value using the present value of its cash flows at a discount rate of 7.91%. The carrying value, which approximates fair value, of the liability component was $171.8 million and $169.3 million at June 30, 2019 and December 31, 2018, respectively. The residual amount is recorded within additional paid-in capital in the equity section of the Condensed consolidated balance sheets and totaled $30.2 million at both June 30, 2019 and December 31, 2018. $6.3 million of debt issuance costs were allocated between liabilities and equity in proportion to the allocation of the principal value of the notes, with $5.4 million allocated to liabilities and $0.9 million allocated to equity. These debt issuance costs are amortized over the 6-year contractual life of the notes. The unamortized discount totaled $25.1 million as of June 30, 2019, which will be amortized over the remaining contractual life of the notes. For the three and six months ended June 30, 2019, interest expense was $2.4 million and $4.8 million, respectively, amortization of debt issuance costs was $0.2 million and $0.5 million, respectively, and amortization of the discount was $1.1 million and $2.1 million, respectively. For the three and six months ended June 30, 2018, interest expense on the notes totaled $2.2 million, amortization of debt issuance costs was $0.2 million, and amortization of the discount was $0.9 million. The effective interest rate on the liability component of the notes was 7.91% as of June 30, 2019 and June 30, 2018.

For the three and six months ended June 30, 2019, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were met during the period. Refer to Note 12 — Earnings per share for details on the convertible debt's impact to diluted earnings per share under the treasury stock method.

NOTE 7 — Pensions and other postretirement benefit plans

We, along with our subsidiaries, have various defined benefit retirement plans, including plans established under collective bargaining agreements. Our retirement plans include the Gannett Retirement Plan (GRP), Newsquest and Romanes Pension Schemes in the U.K. (U.K. Pension Plans), and other defined benefit and defined contribution plans. We also provide health care and life insurance benefits to certain retired employees who meet age and service requirements.

Retirement plan costs include the following components:

	Three months ended June 30,
	2019		2018
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$378	$20	$576	$33
Non-operating expenses:
Interest cost on benefit obligation	25,675	625	26,598	699
Expected return on plan assets	(36,543)	—	(44,476)	—
Amortization of prior service cost (benefit)	(513)	(815)	483	(884)
Amortization of actuarial loss (gain)	16,034	(702)	17,152	(275)
Total non-operating expenses (credit)	$4,653	$(892)	$(243)	$(460)
Total expense (benefit) for retirement plans	$5,031	$(872)	$333	$(427)

	Six months ended June 30,
	2019		2018
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$807	$52	$1,178	$88
Non-operating expenses:
Interest cost on benefit obligation	51,371	1,407	52,019	1,482
Expected return on plan assets	(73,077)	—	(89,025)	—
Amortization of prior service cost (benefit)	(1,037)	(1,627)	962	(1,767)
Amortization of actuarial loss (gain)	32,061	(932)	32,533	(180)
Curtailments	—	192	—	—
Other	—	(1,018)	—	—
Total non-operating expenses (credit)	$9,318	$(1,978)	$(3,511)	$(465)
Total expense (benefit) for retirement plans	$10,125	$(1,926)	$(2,333)	$(377)

During the six months ended June 30, 2019, we contributed $44.0 million and $4.9 million to our pension and other postretirement plans, respectively.

Multi-employer plans that provide pension benefits: During the six months ended June 30, 2019, we incurred $9.3 million in restructuring costs on the Condensed consolidated statements of income associated with the assessment by the CWA/ITU Negotiated Pension Plan of the company's share of unfunded benefits due to the company's partial withdrawal as a result of restructuring activities. As of June 30, 2019, we had pension withdrawal liabilities of $3.6 million included in Current liabilities and $39.4 million included in Other noncurrent liabilities on the Condensed consolidated balance sheets.

NOTE 8 — Income taxes

The following table outlines our pre-tax net income and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Pre-tax net income	$39,454	$16,207	$23,967	$15,701
Income tax expense (benefit)	12,729	(99)	9,147	(228)
Effective tax rate	32.3%	***	38.2%	***

*** Indicates a percentage that is not meaningful.

Our reported effective tax rate for the three and six months ended June 30, 2019 was higher than the comparable periods ended June 30, 2018, primarily due to certain favorable adjustments recorded during the three months ended June 30, 2018 such as rate change impacts stemming from tax reform of $2.1 million and the release of a deferred tax asset valuation allowance of $1.7 million. In addition, tax expense for the three months ended June 30, 2019 was adversely impacted by $1.9 million from the sale of our Brazil subsidiary.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $23.7 million as of June 30, 2019 and $22.5 million as of December 31, 2018. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.6 million as of June 30, 2019 and $1.2 million as of December 31, 2018.

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

NOTE 9 — Supplemental equity information

The following tables summarize equity activity for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,202	$(50,046)	$1,822,967	$(138,225)	$(597,176)	$1,038,722
Net income	—	—	—	26,725	—	26,725
Other comprehensive income, net of tax	—	—	—	—	14,217	14,217
Total comprehensive income						40,942
Dividends declared: $0.16 per share	—	—	—	(18,334)	—	(18,334)
Restricted stock awards settled	1	—	(88)	—	—	(87)
Performance share units settled	—	—	—	—	—	—
Stock-based compensation	—	—	5,091	—	—	5,091
Other activity	—	—	(7)	—	—	(7)
Ending balance	$1,203	$(50,046)	$1,827,963	$(129,834)	$(582,959)	$1,066,327

	Three months ended June 30, 2018
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,186	$(50,046)	$1,786,424	$(82,470)	$(636,642)	$1,018,452
Net income	—	—	—	16,306	—	16,306
Other comprehensive income, net of tax	—	—	—	—	91,723	91,723
Total comprehensive income						108,029
Dividends declared: $0.16 per share	—	—	—	(18,195)	—	(18,195)
Convertible debt conversion feature	—	—	21,561	—	—	21,561
Restricted stock awards settled	1	—	102	—	—	103
Stock-based compensation	—	—	4,569	—	—	4,569
Other activity	—	—	(119)	—	—	(119)
Ending balance	$1,187	$(50,046)	$1,812,537	$(84,359)	$(544,919)	$1,134,400

	Six months ended June 30, 2019
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,189	$(50,046)	$1,822,094	$(121,435)	$(616,696)	$1,035,106
Net income	—	—	—	14,820	—	14,820
Other comprehensive income, net of tax	—	—	—	—	33,737	33,737
Total comprehensive income						48,557
Dividends declared: $0.16 per share	—	—	—	(36,661)	—	(36,661)
Adoption of new lease guidance(a)	—	—	—	13,442	—	13,442
Restricted stock awards settled	14	—	(4,498)	—	—	(4,484)
Performance share units settled	—	—	—	—	—	—
Stock-based compensation	—	—	10,175	—	—	10,175
Other activity	—	—	192	—	—	192
Ending balance	$1,203	$(50,046)	$1,827,963	$(129,834)	$(582,959)	$1,066,327
(a) This amount represents the lease transition adjustment, which is primarily related to the recognition of previously deferred gains on sale leaseback transactions totaling $13.6 million, net of tax.

	Six months ended June 30, 2018
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,175	$(50,046)	$1,786,941	$(64,158)	$(656,517)	$1,017,395
Net income	—	—	—	15,929	—	15,929
Other comprehensive income, net of tax	—	—	—	—	111,598	111,598
Total comprehensive income						127,527
Dividends declared: $0.16 per share	—	—	—	(36,130)	—	(36,130)
Convertible debt conversion feature	—	—	21,561	—	—	21,561
Restricted stock awards settled	8	—	(3,100)	—	—	(3,092)
Performance share units settled	4	—	(2,437)	—	—	(2,433)
Stock-based compensation	—	—	9,221	—	—	9,221
Other activity	—	—	351	—	—	351
Ending balance	$1,187	$(50,046)	$1,812,537	$(84,359)	$(544,919)	$1,134,400

Approximately 1.5 million and 1.2 million new shares were issued for the six months ended June 30, 2019 and 2018, respectively.

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss (net of tax) for the six months ended June 30, 2019 and 2018:

	Six months ended June 30, 2019
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(929,170)	$312,474	$(616,696)
Other comprehensive income (loss) before reclassifications	7,700	4,567	12,267
Amounts reclassified from accumulated other comprehensive loss	21,470	—	21,470
Other comprehensive income	29,170	4,567	33,737
Ending balance	$(900,000)	$317,041	$(582,959)

	Six months ended June 30, 2018
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(1,000,790)	$344,273	$(656,517)
Other comprehensive income (loss) before reclassifications	101,753	(13,936)	87,817
Amounts reclassified from accumulated other comprehensive loss	23,781	—	23,781
Other comprehensive income	125,534	(13,936)	111,598
Ending balance	$(875,256)	$330,337	$(544,919)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 7 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Amortization of prior service credit, net	$(1,328)	$(401)	$(2,664)	$(805)
Amortization of actuarial loss	15,332	16,877	31,129	32,353
Total reclassifications, before tax	14,004	16,476	28,465	31,548
Income tax effect	(3,440)	(4,064)	(6,995)	(7,767)
Total reclassifications, net of tax	$10,564	$12,412	$21,470	$23,781

NOTE 10 — Fair value measurement

We measure and record certain assets and liabilities at fair value. A fair value measurement is determined based on market assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require use of our own estimates and assumptions through present value and other valuation techniques in determination of fair value (Level 3).

As of June 30, 2019 and December 31, 2018, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

Contingent earn-out liabilities resulting from business combinations are also recorded at fair value on a recurring basis. The fair value estimate of the earn-out liability related to the company’s acquisition of WordStream in July 2018 was $2.7 million as of June 30, 2019. The WordStream earnout liability is affected by the expected amount and timing of future revenues, which are Level 3 inputs as they have no observable market.

The Credit Facility is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a non-recurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $31.1 million as of June 30, 2019 and $23.3 million as of December 31, 2018.

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

NOTE 12 — Earnings per share

The following table is a reconciliation of weighted average number of shares outstanding used to compute basic and diluted earnings per share (EPS):

In thousands, except per share data	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$26,725	$16,306	$14,820	$15,929

Weighted average number of shares outstanding - basic	114,521	112,946	114,485	112,852
Effect of dilutive securities
Restricted stock units	821	2,243	1,087	2,245
Performance share units	1,346	954	1,787	855
Stock options	4	76	16	83
Weighted average number of shares outstanding - diluted	116,692	116,219	117,375	116,035

Earnings per share - basic	$0.23	$0.14	$0.13	$0.14
Earnings per share - diluted	$0.23	$0.14	$0.13	$0.14

For the three and six months ended June 30, 2019, approximately 327,000 and 374,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 30, 2018, approximately 209,000 and 719,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

On May 6, 2019, we declared a dividend of $0.16 per share of common stock, which was paid on June 24, 2019, to shareholders of record as of the close of business on June 10, 2019. Furthermore, on July 23, 2019, we declared a dividend of $0.16 per share of common stock, payable on September 30, 2019, to shareholders of record as of the close of business on September 16, 2019.

NOTE 13 — Segment reporting
We define our reportable segments based on the way the Chief Operating Decision Maker (CODM) function, currently the Interim Chief Operating Officer, manages our operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

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

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance and do not represent ongoing expenses necessary to conduct our day-to-day operations.

The following tables present our segment information:

	Three months ended June 30, 2019
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment eliminations	Consolidated
Advertising and marketing services - external sales	$269,762	$98,566	$—	$—	$368,328
Advertising and marketing services - intersegment sales	16,092	—	—	(16,092)	—
Circulation	247,092	—	—	—	247,092
Other	43,227	—	1,690	—	44,917
Total revenues	$576,173	$98,566	$1,690	$(16,092)	$660,337

Adjusted EBITDA	$90,664	$12,200	$(26,642)	$—	$76,222

	Three months ended June 30, 2018
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$319,728	$100,435	$—	$—	$420,163
Advertising and marketing services - intersegment sales	16,027	—	—	(16,027)	—
Circulation	263,806	—	—	—	263,806
Other	44,990	—	1,809	—	46,799
Total revenues	$644,551	$100,435	$1,809	$(16,027)	$730,768

Adjusted EBITDA	$94,358	$10,271	$(19,030)	$—	$85,599

	Six months ended June 30, 2019
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment eliminations	Consolidated
Advertising and marketing services - external sales	$537,816	$195,747	$—	$—	$733,563
Advertising and marketing services - intersegment sales	30,618	—	—	(30,618)	—
Circulation	499,819	—	—	—	499,819
Other	87,087	—	3,293	—	90,380
Total revenues	$1,155,340	$195,747	$3,293	$(30,618)	$1,323,762

Adjusted EBITDA	$172,047	$19,831	$(52,330)	$—	$139,548

	Six months ended June 30, 2018
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment eliminations	Consolidated
Advertising and marketing services - external sales	$633,552	$196,923	$—	$—	$830,475
Advertising and marketing services - intersegment sales	30,200	—	—	(30,200)	—
Circulation	530,392	—	—	—	530,392
Other	89,067	—	3,785	—	92,852
Total revenues	$1,283,211	$196,923	$3,785	$(30,200)	$1,453,719

Adjusted EBITDA	$172,116	$16,480	$(47,929)	$—	$140,667

The following table presents our reconciliation of adjusted EBITDA to net income:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Net income (GAAP basis)	$26,725	$16,306	$14,820	$15,929
Provision (benefit) for income taxes	12,729	(99)	9,147	(228)
Interest expense	6,879	5,935	13,844	10,413
Other non-operating items, net	6,104	(4,042)	9,134	(8,353)
Operating income (GAAP basis)	52,437	18,100	46,945	17,761
Depreciation and amortization	35,466	38,378	72,511	78,630
Gain on sale of property	(32,768)	—	(33,650)	—
Restructuring costs	6,771	12,611	27,730	21,910
Asset impairment charges	274	10,483	803	14,239
Other items	14,042	6,027	25,209	8,127
Adjusted EBITDA (non-GAAP basis)	$76,222	$85,599	$139,548	$140,667

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

NOTE 14 — Subsequent events

On August 5, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with New Media Investment Group Inc., a Delaware corporation (“New Media”), Arctic Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of New Media (“Intermediate HoldCo”), and Arctic Acquisition Corp., a Delaware

corporation and wholly owned subsidiary of Intermediate Holdco (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a direct wholly owned subsidiary of Intermediate Holdco and indirect wholly owned subsidiary of New Media.

Under the terms of the Merger Agreement, at the time the Merger becomes effective (the "Effective Time") each Company common share issued and outstanding immediately prior to the Effective Time will be automatically converted into (i) 0.5427 shares of common stock of New Media and (ii) the right to receive $6.25 in cash, without interest, plus cash in lieu of any fractional shares of New Media common stock that otherwise would have been issued.

The Company and New Media have made customary representations, warranties and covenants in the Merger Agreement. The closing of the Merger is subject to the adoption of the Merger Agreement by the Company’s and New Media's respective shareholders and other customary closing conditions.

Gannett also announced that Paul Bascobert has been appointed President and Chief Executive Officer and a member of the Gannett Board of Directors, effective immediately. Mr. Bascobert will become Chief Executive Officer of the new combined operating company to be formed in connection with the transaction.

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

Restructuring and asset impairment costs

In response to the transition of our business from a legacy print publishing business into a digitally focused media and marketing solutions company, we have engaged in a series of individual restructuring programs. These programs are designed to transform and right size our employee base, consolidate facilities, and eliminate costs that are no longer necessary to run the ongoing business as a result of the evolution of the media industry from print to digital and changes in our business model. Facility consolidation initiatives include the disposition or consolidation of older buildings, production and distribution facilities, relocations to more efficient, flexible, digitally-oriented facilities. These restructuring programs have led us to recognize severance charges for positions that we do not expect to re-hire in the future, facility consolidation charges, accelerated depreciation expenses for plant and equipment assets related to operations that will be shut down as part of a restructuring program and that cannot be relocated or repurposed, charges related to the partial withdrawal from a multi-employer pension plan, and certain asset impairment charges. As part of our plans, we are also selling certain assets which we have classified as held-for-sale and for which we have reduced carrying values to equal fair value less costs to dispose.

In conjunction with these programs, we incurred restructuring costs of $6.8 million and $12.6 million in the second quarter of 2019 and 2018, respectively, and $27.7 million and $21.9 million in the first six months of 2019 and 2018, respectively. Included in these restructuring costs are severance costs of $5.9 million and $8.5 million for the second quarter of 2019 and 2018, respectively, and $15.8 million and $15.0 million for the first six months of 2019 and 2018, respectively. Also included in restructuring costs in the first six months of 2019 were $9.3 million of charges related to a withdrawal assessment from a multi-employer plan associated with a facility closure.

We recorded accelerated depreciation of $0.6 million and $4.2 million in the second quarter of 2019 and 2018, respectively, and $2.3 million and $9.4 million in the first six months of 2019 and 2018, respectively.

We recorded asset impairment charges of $0.3 million and $10.5 million in the second quarter of 2019 and 2018, respectively, and $0.8 million and $14.2 million in the first six months of 2019 and 2018, respectively.

Foreign currency

Our U.K. publishing operations are conducted through our Newsquest subsidiary, and ReachLocal has foreign operations in Canada and the Asia-Pacific region. Earnings from operations in foreign regions are translated into U.S. dollars at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date.

With respect to Newsquest, the average exchange rate used to translate U.K. results for the second quarter of 2019 was 1.29 compared to 1.36 for the comparable period last year. This 5% decrease in the exchange rate unfavorably impacted second quarter of 2019 revenue comparisons by approximately $3.8 million. Newsquest results for the first six months of 2019 were translated at an average rate of 1.29 compared to 1.37 for the comparable period last year. This 6% decrease in the exchange rate unfavorably impacted revenue comparisons for the first six months of 2019 by approximately $8.2 million.

Impacts stemming from foreign currency translation gains and losses at our ReachLocal subsidiary unfavorably impacted revenues by $0.7 million for the second quarter of 2019 and unfavorably impacted revenues by $2.2 million for the first six months of 2019.

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

Newsprint expense at our publishing segment was 22% lower in the second quarter of 2019 compared to the second quarter of 2018 due primarily to declines in circulation volumes. Newsprint expense was 13% lower for the first six months of 2019 compared to the first six months of 2018 due to declines in circulation volumes which were partially offset by the utilization of higher priced newsprint in the first quarter of 2019.

Outlook for the remainder of 2019

In 2019, we remain focused on executing our strategic vision of being essential to consumers and marketers seeking meaningful community connections across print, digital, and other channels. In 2018, we completed our organizational realignment that reorganized our business into two functions - Marketing Solutions and Consumer. In our Marketing Solutions business, we are focused on developing a more comprehensive suite of marketing products and services, including the integration of the WordStream acquisition. Although print advertising will remain challenged due to market pressures, we are aggressively focused on driving a deeper penetration of our digital advertising and marketing service products within our local client base as well as acquiring new clients. Our Consumer organization is focused on growing our audiences and deepening engagement, in part by expanding our spectrum of content beyond traditional news into new verticals and platforms. We will continue to focus on operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs. We also will continue to pursue our strategy of growing our business through selective acquisitions and investments.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended June 30,			Six months ended June 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating revenues:
Publishing	$576,173	$644,551	(11%)	$1,155,340	$1,283,211	(10%)
ReachLocal	98,566	100,435	(2%)	195,747	196,923	(1%)
Corporate and other	1,690	1,809	(7%)	3,293	3,785	(13%)
Intersegment eliminations	(16,092)	(16,027)	—%	(30,618)	(30,200)	1%
Total operating revenues	660,337	730,768	(10%)	1,323,762	1,453,719	(9%)
Operating expenses:
Publishing	$476,920	$595,553	(20%)	$1,013,927	$1,195,048	(15%)
ReachLocal	100,516	102,131	(2%)	205,920	201,545	2%
Corporate and other	46,556	31,011	50%	87,588	69,565	26%
Intersegment eliminations	(16,092)	(16,027)	—%	(30,618)	(30,200)	1%
Total operating expenses	607,900	712,668	(15%)	1,276,817	1,435,958	(11%)
Operating income	52,437	18,100	***	46,945	17,761	***
Non-operating expense	(12,983)	(1,893)	***	(22,978)	(2,060)	***
Income before income taxes	39,454	16,207	***	23,967	15,701	53%
Provision (benefit) for income taxes	12,729	(99)	***	9,147	(228)	***
Net income	$26,725	$16,306	64%	$14,820	$15,929	(7%)

Earnings per share - diluted	$0.23	$0.14	64%	$0.13	$0.14	(7%)
*** Indicates an absolute value percentage change greater than 100.

Intersegment eliminations in the preceding table represent digital advertising marketing services revenues and expenses associated with products sold by our U.S. local publishing sales teams but which are fulfilled by our ReachLocal segment. When discussing segment results, these revenues and expenses are presented gross but are eliminated in consolidation.

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

Quarter ended June 30, 2019 versus quarter ended June 30, 2018

Total operating revenues were $660.3 million for the second quarter of 2019, a decrease of 10% from the same period in 2018. This decrease was primarily attributable to continued softness in publishing segment advertising revenues of $49.9 million, reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $16.7 million due to lower single copy and home delivery circulation volumes, partially offset by modest increases from our strategic pricing programs and an increase in digital-only subscription revenues. In addition, there was a decrease in revenues of $1.9 million from ReachLocal. Foreign currency rate fluctuations negatively affected operating revenues by $4.5 million.

Six months ended June 30, 2019 versus six months ended June 30, 2018

Total operating revenues were $1.3 billion for the first six months of 2019, a decrease of 9% from the same period in 2018. This decrease was primarily attributable to continued softness in publishing segment advertising revenues of $95.3 million, reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $30.6 million due to lower single copy and home delivery circulation volumes, partially offset by modest increases from our strategic pricing programs and an increase in digital-only subscription revenues. In addition, there was a decrease in revenues of $1.2 million from ReachLocal. Foreign currency rate fluctuations negatively affected operating revenues by $10.4 million.

Operating expenses:

Quarter ended June 30, 2019 versus quarter ended June 30, 2018

Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

Total operating expenses were $607.9 million for the second quarter of 2019, a decrease of 15% from the same period in 2018. Publishing segment expenses decreased by $118.6 million, primarily attributable to continued cost efficiency efforts, a reduction in cost of sales due to lower print advertising and circulation revenues, and lower expenses related to benefits. Corporate operating expenses increased 50% from the same period in 2018 primarily due to $12.1 million of costs related to the proxy contest with MNG Enterprises, Inc. and its affiliates. In addition, there was a decrease in operating expenses of $1.6 million from ReachLocal. Foreign currency rate fluctuations also decreased expenses by $3.1 million.

Impacting operating expenses for the second quarter of 2019, and included in the numbers above, were gains on the sale of property of $32.8 million, restructuring charges of $6.8 million, accelerated depreciation of $0.6 million, and asset impairment charges of $0.3 million. Impacting the second quarter of 2018 were restructuring charges of $12.6 million, asset impairment charges of $10.5 million, accelerated depreciation of $4.2 million, and acquisition costs of $3.0 million.

Six months ended June 30, 2019 versus six months ended June 30, 2018

Total operating expenses were $1.3 billion for the first six months of 2019, a decrease of 11% from the same period in 2018. Publishing segment expenses decreased by $181.1 million, primarily attributable to continued cost efficiency efforts, a reduction in cost of sales due to lower print advertising and circulation revenues, and lower expenses related to benefits. This decrease was partially offset by a 26% increase in corporate segment operating expenses stemming from $17.8 million of costs related to the proxy contest and an increase in operating expenses from ReachLocal of $4.4 million. Foreign currency rate fluctuations also decreased expenses by $8.0 million.

Impacting operating expenses for the first six months of 2019, and included in the numbers above, were gains on the sale of property of $33.7 million, restructuring charges of $27.7 million, accelerated depreciation of $2.3 million, and asset impairment charges of $0.8 million. Impacting the first six months of 2018 were restructuring charges of $21.9 million, asset impairment charges of $14.2 million, accelerated depreciation of $9.4 million, and acquisition costs of $3.9 million.

Publishing segment

A summary of our publishing segment results is presented below:

	Three months ended June 30,			Six months ended June 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating revenues:
Advertising and marketing services	$285,854	$335,755	(15%)	$568,434	$663,752	(14%)
Circulation	247,092	263,806	(6%)	499,819	530,392	(6%)
Other	43,227	44,990	(4%)	87,087	89,067	(2%)
Total operating revenues	576,173	644,551	(11%)	1,155,340	1,283,211	(10%)
Operating expenses:
Cost of sales	361,125	406,702	(11%)	730,563	818,705	(11%)
Selling, general and administrative expenses	124,541	144,764	(14%)	254,634	293,934	(13%)
Depreciation and amortization	17,758	24,157	(26%)	37,497	50,446	(26%)
Gain on sale of property	(32,768)	—	***	(33,650)	—	***
Restructuring costs	5,990	9,447	(37%)	24,079	17,724	36%
Asset impairment charges	274	10,483	(97%)	804	14,239	(94%)
Total operating expenses	476,920	595,553	(20%)	1,013,927	1,195,048	(15%)
Operating income	$99,253	$48,998	***	$141,413	$88,163	60%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues:

Quarter ended June 30, 2019 versus quarter ended June 30, 2018

Advertising and marketing services revenues were $285.9 million for the second quarter of 2019, a decrease of 15% compared to the same period in 2018, which is primarily attributable to a $43.6 million decrease in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry. In addition, digital advertising and marketing revenues decreased $6.3 million compared to the same period in 2018 due largely to weakness in local digital media and digital classified revenue streams. Foreign currency exchange rates negatively affected advertising revenues by $2.3 million.

Print advertising revenues were $184.3 million for the second quarter of 2019, a decrease of 19% compared to the same period in 2018. Local and national print advertising revenues were $84.2 million and $39.3 million, respectively, for the second quarter of 2019, a decrease of 19% and 21%, respectively, compared to the same period in 2018. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $60.8 million for the second quarter of 2019 decreased 19% compared to the same period in 2018, primarily attributable to declines in real estate, automotive, and employment advertising revenues of $3.5 million, $3.1 million, and $2.3 million, respectively. Foreign currency exchange rates negatively affected print advertising revenues by $1.5 million.

Digital advertising and marketing services revenues were $101.6 million for the second quarter of 2019, a decrease of 6% compared to the same period in 2018. Digital media revenues were $65.7 million for the second quarter of 2019, a decrease of 4% compared to the same period in 2018, primarily due to weakness in on and off platform revenues at our local markets, partially offset by continued strength from our national sales channel. Digital classified revenues were $15.7 million for the second quarter of 2019, a decrease of 19% compared to the same period in 2018 due to decreases in digital employment and automotive revenues of $1.6 million and $0.6 million, respectively, as a result of reduced demand. Digital marketing services revenues were $20.2 million for the second quarter of 2019, an increase of 1% compared to the same period in 2018. This increase was attributable to growth at Newsquest and an increase in average spend per client in our local domestic markets partially offset by an overall decline in client counts. Foreign currency exchange rates negatively affected total digital advertising revenues by $0.8 million.

Circulation revenues were $247.1 million for the second quarter of 2019, a decrease of 6% compared to the same period in 2018. Print circulation revenues were $193.5 million for the second quarter of 2019, a decrease of 4% from the same period in 2018 due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues were $53.6 million for the second quarter of 2019, a 14% decrease from the same period in 2018 primarily due to declines in full-access subscriptions and the associated allocations to digital resulting from pricing changes to print products, partially offset by an increase in digital-only circulation subscriptions. Foreign currency exchange rates negatively affected circulation revenues by $1.1 million.

Commercial printing and other revenues of $43.2 million in the second quarter of 2019 decreased 4% compared to the same period in 2018. Other revenues accounted for approximately 8% of total revenues for the quarter.

Six months ended June 30, 2019 versus six months ended June 30, 2018

Advertising and marketing services revenues were $568.4 million for the first six months of 2019, a decrease of 14% compared to the same period in 2018, which is primarily attributable to a $83.3 million decrease in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry. In addition, digital advertising and marketing revenues decreased $12.0 million compared to the same period in 2018. Foreign currency exchange rates negatively affected advertising revenues by $5.0 million.

Print advertising revenues were $370.4 million for the first six months of 2019, a decrease of 18% compared to the same period in 2018. Local and national print advertising revenues were $166.2 million and $79.8 million, respectively, for the first six months of 2019, decreases of 18% each, compared to the same period in 2018. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $124.5 million for the first six months of 2019 decreased 19% compared to the same period in 2018, primarily attributable to declines in real estate, automotive, and employment advertising revenues of $7.4 million, $6.4 million, and $4.5 million, respectively. Foreign currency exchange rates negatively affected print advertising revenues by $3.3 million.

Digital advertising and marketing services revenues were $198.0 million for the first six months of 2019, a decrease of 6% compared to the same period in 2018. Digital media revenues were $126.9 million for the first six months of 2019, a decrease of 5% compared to the same period in 2018, primarily due to weakness in audience extension revenues at our local markets, partially offset by continued strength from our national sales channel. Digital classified revenues were $32.6 million for the first six months of 2019, a decrease of 17% compared to the same period in 2018 due to decreases in digital classified employment and automotive revenues of $2.6 million and $1.2 million, respectively, as a result of reduced demand. Digital marketing services revenues were $38.5 million for the first six months of 2019, an increase of 3% compared to the same period in 2018. This increase was attributable to growth at Newsquest and an increase in average spend per client in our local domestic markets. Foreign currency exchange rates negatively affected total digital advertising revenues by $1.7 million.

Circulation revenues were $499.8 million for the first six months of 2019, a decrease of 6% compared to the same period in 2018. Print circulation revenues were $388.0 million for the first six months of 2019, a decrease of 4% from the same period in 2018 due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues were $111.8 million for the first six months of 2019, a 12% decrease from the same period in 2018 primarily due to declines in full-access subscriptions and the associated allocations to digital resulting from pricing changes to print products, partially offset by an increase in digital-only circulation subscriptions. Foreign currency exchange rates negatively affected circulation revenues by $2.4 million.

Commercial printing and other revenues of $87.1 million in the first six months of 2019 decreased 2% compared to the same period in 2018. Other revenues accounted for approximately 8% of total revenues for the year.

Operating expenses:

Quarter ended June 30, 2019 versus quarter ended June 30, 2018

Cost of sales were $361.1 million for the second quarter of 2019, a decrease of 11% from the same period in 2018. This decrease was primarily driven by continued cost efficiency efforts as well as an overall decline in circulation volumes that reduced production and distribution costs by 28% and 10%, respectively. Foreign currency exchange rate fluctuations decreased cost of sales by $1.9 million.

Total selling, general, and administrative expenses were $124.5 million for the second quarter of 2019, a decrease of 14% from the same period in 2018, primarily attributable to continued company-wide cost efficiency efforts resulting in reductions in information technology, marketing, and building expenses of 7%, 20%, and 33%, respectively, as well as a general decrease in employee benefits costs. Foreign currency exchange rate fluctuations decreased selling, general, and administrative expenses by $1.1 million.

Depreciation and amortization expense was $17.8 million for the second quarter of 2019, a 26% decrease from the same period in 2018, primarily attributable to a $3.7 million decrease in accelerated depreciation associated with our facility consolidation efforts in the second quarter of 2019 compared to the prior year period. Foreign currency exchange rates decreased depreciation expense by $0.2 million.

Impacting operating expenses for the second quarter of 2019 were gains on the sale of property of $32.8 million, restructuring charges of $6.0 million, and asset impairment charges of $0.3 million. Impacting operating expenses for the second quarter of 2018 asset impairment charges of $10.5 million and restructuring charges of $9.4 million.

Six months ended June 30, 2019 versus six months ended June 30, 2018

Cost of sales were $730.6 million for the first six months of 2019, a decrease of 11% from the same period in 2018. This decrease was primarily driven by continued cost efficiency efforts as well as an overall decline in circulation volumes that reduced production and distribution costs by 17% and 10%, respectively. Foreign currency exchange rate fluctuations decreased cost of sales by $4.2 million.

Total selling, general, and administrative expenses were $254.6 million for the first six months of 2019, a decrease of 13% from the same period in 2018, primarily attributable to continued company-wide cost efficiency efforts resulting in reductions in information technology, marketing, and building expenses of 7%, 24%, and 21%, respectively, as well as a general decrease in employee benefits costs. Foreign currency exchange rate fluctuations decreased selling, general, and administrative expenses by $2.5 million.

Depreciation and amortization expense was $37.5 million for the first six months of 2019, a 26% decrease from the same period in 2018, primarily attributable to a $7.1 million decrease in accelerated depreciation associated with our facility consolidation efforts in the first six months of 2019 compared to the prior year period. Foreign currency exchange rates decreased depreciation expense by $0.4 million.

Impacting operating expenses for the first six months of 2019 were gains on the sale of property of $33.7 million, restructuring charges of $24.1 million, and asset impairment charges of $0.8 million. Impacting operating expenses for the first six months of 2018 were restructuring charges of $17.7 million and asset impairment charges of $14.2 million.

Publishing segment adjusted EBITDA:

	Three months ended June 30,			Six months ended June 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating income (GAAP basis)	$99,253	$48,998	***	$141,413	$88,163	60%
Depreciation and amortization	17,758	24,157	(26%)	37,497	50,446	(26%)
Gain on sale of property	(32,768)	—	***	(33,650)	—	***
Restructuring costs	5,990	9,447	(37%)	24,079	17,724	36%
Asset impairment charges	274	10,483	(97%)	804	14,239	(94%)
Other items	157	1,273	(88%)	1,904	1,544	23%
Adjusted EBITDA (non-GAAP basis)	$90,664	$94,358	(4%)	$172,047	$172,116	—%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $90.7 million for the second quarter of 2019, a decrease of 4% compared to the same period in 2018. The decrease was primarily attributable to declines in print advertising and circulation revenues, partially offset by ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $0.7 million of foreign exchange rate changes.

Adjusted EBITDA for our publishing segment was $172.0 million for the first six months of 2019, flat compared to the same period in 2018. This was primarily attributable to declines in print advertising and circulation revenues, partially offset by ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $1.5 million of foreign exchange rate changes.

ReachLocal

A summary of our ReachLocal segment results is presented below:

	Three months ended June 30,			Six months ended June 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating revenues:
Advertising and marketing services	$98,566	$100,435	(2)%	$195,747	$196,923	(1)%
Total operating revenues	98,566	100,435	(2)%	195,747	196,923	(1)%
Operating expenses:
Cost of sales	53,015	57,633	(8)%	105,120	112,605	(7)%
Selling, general and administrative expenses	34,249	32,636	5%	74,477	68,026	9%
Depreciation and amortization	13,152	8,896	48%	26,084	17,409	50%
Restructuring costs	100	2,966	(97)%	239	3,505	(93)%
Total operating expenses	100,516	102,131	(2)%	205,920	201,545	2%
Operating loss	$(1,950)	$(1,696)	15%	$(10,173)	$(4,622)	***
*** Indicates an absolute value percentage change greater than 100.

As of date	June 30, 2019	December 31, 2018
Active Clients (a)	17,300	20,800
Active Product Units (b)	34,400	40,300
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

Operating revenues:

Quarter ended June 30, 2019 versus quarter ended June 30, 2018

Advertising and marketing services revenues were $98.6 million for the second quarter of 2019, a decrease of 2% compared to the same period in 2018, which included revenues from international entities of $10.7 million for the second quarter of 2019 as compared to $25.8 million in 2018. The decrease was primarily attributable to a decline of $12.5 million due to the disposition of certain international affiliates in the latter half of 2018 and early 2019 as well as a decrease of $4.0 million primarily due to a reduction in the core North American business largely reflecting general reduction in client counts, partially offset by revenues of $17.3 million from WordStream, which was acquired in July 2018.

Six months ended June 30, 2019 versus six months ended June 30, 2018

Advertising and marketing services revenues were $195.7 million for the first six months of 2019, a decrease of 1% compared to the same period in 2018, which included revenues from international entities of $26.4 million for the first six months of 2019 as compared to $51.9 million in 2018. The decrease was primarily attributable to a decrease in revenues from international entities of $20.5 million due to the disposition of certain international affiliates in the latter half of 2018 and early 2019 as well as a decrease of $8.4 million primarily due to a general reduction in client counts, partially offset by revenues of $32.7 million from WordStream, which was acquired in July 2018.

The decrease in both Active Clients and Active Product Units as of June 30, 2019 as compared to December 31, 2018 is primarily attributable the disposition of certain international affiliates in the latter half of 2018 and the first half of 2019.

Operating expenses:

Quarter ended June 30, 2019 versus quarter ended June 30, 2018

Cost of sales, which includes online media acquired from third parties, costs to manage and operate ReachLocal's solutions and technology infrastructure, and other third-party direct costs, was $53.0 million for the second quarter of 2019, a decrease of 8% compared to the same period in 2018. Cost of online media acquired from third-party publishers totaled $40.5 million compared to $45.6 million for the same period in 2018. This decrease was attributable to reduced expenses of $10.1 million stemming from the disposition of certain international affiliates in the latter half of 2018 and early 2019, partially offset by $2.8 million in additional expenses due to the addition of WordStream as well as lower average margins in North America. Cost of sales as a percentage of revenue declined due to scaling of the ReachLocal business and the addition of WordStream's higher margins.

Selling, general, and administrative expenses were $34.2 million for the second quarter of 2019, an increase of 5% compared to the same period in 2018. Selling and marketing expenses were effectively flat compared to the same period in 2018 as reduced costs from the disposition of certain international affiliates of $4.6 million were offset by increased expenses of $4.7 million due to the acquisition of WordStream. Product and technology expenses increased $1.2 million compared to the same period in 2018, primarily due to the addition of WordStream expenses of $1.5 million. Other selling, general, and administrative costs increased $0.4 million as compared to same period in 2018 due to increased expenses of $3.7 million from the acquisition of WordStream partially offset by reduced expenses of $3.1 million due to the disposition of certain international affiliates and lower costs in North America.

Depreciation and amortization were $13.2 million for the second quarter of 2019, an increase of 48% compared to the second quarter of 2018. This increase was primarily attributable to increased depreciation of $1.2 million and $2.8 million in amortization related to the WordStream acquisition.

Six months ended June 30, 2019 versus six months ended June 30, 2018

Cost of sales, which includes online media acquired from third parties, costs to manage and operate ReachLocal's solutions and technology infrastructure, and other third-party direct costs, was $105.1 million for the first six months of 2019, a decrease of 7% compared to the same period in 2018. Cost of online media acquired from third-party publishers totaled $80.0 million compared to $88.7 million for the same period in 2018. This decrease was attributable to reduced expenses stemming from the disposition of certain international affiliates in the latter half of 2018 of $15.1 million, partially offset by $5.6 million in additional expenses due to the addition of WordStream and lower average margins in North America. Cost of sales as a percentage of revenue declined due to scaling of the ReachLocal business and the addition of WordStream's higher margins.

Selling, general, and administrative expenses were $74.5 million for the first six months of 2019, an increase of 9% compared to the same period in 2018. Selling and marketing expenses were effectively flat compared to the same period in 2018 as reduced costs from the disposition of certain international affiliates of $6.7 million and lower costs of $2.4 million were offset by increased expenses of $9.2 million due to the acquisition of WordStream. Product and technology expenses increased $2.6 million compared to the same period in 2018, primarily due to the addition of WordStream expenses of $3.1 million. Other selling, general, and administrative costs increased $4.0 million as compared to same period in 2018 due to increased expenses of $9.3 million from the acquisition of WordStream partially offset by reduced expenses of $4.2 million due to the disposition of certain international affiliates and lower costs in North America.

Depreciation and amortization were $26.1 million for the first six months of 2019, an increase of 50% compared to the first six months of 2018. This increase was primarily attributable to increased depreciation of $2.6 million and $5.7 million in amortization related to the WordStream acquisition.

ReachLocal segment adjusted EBITDA:

	Three months ended June 30,			Six months ended June 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating loss (GAAP basis)	$(1,950)	$(1,696)	15%	$(10,173)	$(4,622)	***
Depreciation and amortization	13,152	8,896	48%	26,084	17,409	50%
Restructuring costs	100	2,966	(97%)	239	3,505	(93%)
Other items	898	105	***	3,681	188	***
Adjusted EBITDA (non-GAAP basis)	$12,200	$10,271	19%	$19,831	$16,480	20%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our ReachLocal segment was $12.2 million for the second quarter of 2019, an increase of 19% compared to the same period in 2018. Profitability improved in 2019 primarily due to the addition of the higher margin WordStream business of $5.5 million, offset by the reduction in client counts and disposition of certain international affiliates.

Adjusted EBITDA for our ReachLocal segment was $19.8 million for the first six months of 2019, an increase of 20% compared to the same period in 2018. Profitability improved in 2019 primarily due to the addition of the higher margin WordStream business of $9.1 million, offset by the reduction in client counts and disposition of certain international affiliates.

Corporate and other

Corporate operating expenses were $46.6 million for the second quarter of 2019, an increase of 50% compared to the same period in 2018 primarily due to $12.1 million of costs related to the proxy contest.

Corporate operating expenses were $87.6 million for the first six months of 2019, an increase of 26% compared to the same period in 2018 primarily due to $17.8 million of costs related to the proxy contest.

Non-operating expense

Interest expense: Interest expense for the second quarter of 2019 was $6.9 million compared to $5.9 million in the same period in 2018. Interest expense for the first six months of 2019 was $13.8 million compared to $10.4 million in the same period in 2018. The increase in interest expense for both periods is due to a higher effective interest rate incurred on our larger convertible debt balance when compared to the effective interest rate and outstanding balance on our Credit Facility.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Non-operating items, net, consisted of $6.1 million in expense for the second quarter of 2019 compared to $4.0 million in income for the same period in 2018. The decrease was primarily attributable to increase in non-operating pension expense of $4.3 million.

Non-operating items, net, consisted of $9.1 million in expense for the first six months of 2019 compared to $8.4 million in income for the same period in 2018. The decrease was primarily attributable to increase in non-operating pension expense of $10.9 million.

Income tax expense (benefit)

The following table outlines our pre-tax net income and income tax amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Pre-tax net income	$39,454	$16,207	$23,967	$15,701
Income tax expense (benefit)	12,729	(99)	9,147	(228)
Effective tax rate	32.3%	***	38.2%	***
*** Indicates a percentage that is not meaningful.

Our reported effective tax rate for the three and six months ended June 30, 2019 was higher than the comparable periods ended June 30, 2018, primarily due to certain favorable adjustments recorded during the three months ended June 30, 2018 such as rate change impacts stemming from tax reform of $2.1 million and the release of a deferred tax asset valuation allowance of $1.7 million. In addition, tax expense for the second quarter of 2019 was adversely impacted by $1.9 million from the sale of our Brazil subsidiary.

Net income and diluted earnings per share

Net income was $26.7 million and diluted earnings per share was $0.23 for the second quarter of 2019 compared to net income of $16.3 million and diluted earnings per share of $0.14 for the same period in 2018. Net income was $14.8 million and diluted earnings per share was $0.13 for the first six months of 2019 compared to net income of $15.9 million and diluted earnings per share of $0.14 for the same period in 2018. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility, are expected to provide sufficient liquidity to meet our requirements, including those for investments, expected dividends, and expected share repurchases. For strategic acquisitions, we will consider financing options as appropriate.

Details of our cash flows are included in the table below:

	Six months ended June 30,
In thousands	2019	2018
Net cash provided by operating activities	$35,646	$80,530
Net cash used for investing activities	(16,864)	(5,289)
Net cash (used for) provided by financing activities	(42,963)	13,004
Effect of currency exchange rate change on cash	53	1,126
Net increase (decrease) in cash	$(24,128)	$89,371

Operating cash flows

Our net cash flow from operating activities was $35.6 million for the first six months of 2019, a decrease of $44.9 million compared to the same period in 2018. The decrease in net cash flow from operating activities was primarily attributable to increased severance payments of $27.7 million driven by the 2018 early retirement opportunity program and a net $6.1 million settlement paid in connection with the Casagrand class action lawsuit filed in January 2014. The decrease is also attributable to the payment of costs incurred as a direct result of the proxy contest.

Investing cash flows

Cash flows used for investing activities totaled $16.9 million for the first six months of 2019, primarily consisting of capital expenditures of $25.9 million, partially offset by proceeds from sale of certain assets of $6.0 million and proceeds from insurance claim on property of $3.5 million.

Cash flows used for investing activities totaled $5.3 million for the first six months of 2018, primarily consisting of capital expenditures of $27.5 million and payments for investments of $2.6 million, partially offset by proceeds from sale of certain assets of $23.4 million.

Financing cash flows

Cash flows used for financing activities totaled $43.0 million for the first six months of 2019, primarily consisting of payment of dividends to our shareholders of $36.7 million, additional consideration of $4.9 million for the acquisition of WordStream, and payments for employee taxes withheld from stock awards of $1.6 million.

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

Revolving credit facility

We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (Credit Facility). The Credit Facility, which matures on June 29, 2020, allows us to borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility includes several covenants, all of which we complied with as of June 30, 2019.

On June 29, 2019, the Company’s Credit Facility became current or due to be repaid on June 29, 2020. As disclosed in Note 14 — Subsequent events, the Company entered into an Agreement and Plan of Merger with New Media Investment Group on August 5, 2019. Should the transaction not close by June 29, 2020, management, with Board approval, will obtain such resources for the Company by refinancing the existing Credit Facility or obtaining new term debt. Management has the ability and intent to proceed with its plan to refinance the existing Credit Facility or obtain new term debt if necessary.

As of June 30, 2019, we had $135.0 million in outstanding borrowings under the Credit Facility and $23.1 million of letters of credit outstanding, leaving $341.9 million of availability remaining.

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

For the three and six months ended June 30, 2019 and 2018, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were considered met during those periods.

Additional information

On May 6, 2019, we declared a dividend of $0.16 per share of common stock, which was paid on June 24, 2019, to shareholders of record as of the close of business on June 10, 2019. Furthermore, on July 23, 2019, we declared a dividend of $0.16 per share of common stock, payable on September 30, 2019, to shareholders of record as of the close of business on September 16, 2019.

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

In this report, we present adjusted EBITDA, adjusted net income, and adjusted diluted earnings per share (EPS), which are non-GAAP financial performance measures that exclude from our reported GAAP results restructuring, asset impairment, other business transformation charges, and certain gains and losses resulting from a series of individual operational changes that we have undertaken in response to the evolution of the media industry from print to digital. These transformational changes include severance charges for positions eliminated in connection with efforts to transform and right-size our employee base that we do not expect to re-hire in the future; facility consolidation charges related to disposition or consolidation of older buildings, production and distribution facilities, relocations to more efficient, flexible, digitally-oriented facilities; accelerated depreciation expenses for plant and equipment assets related to operations that will be shut down as part of a restructuring program and that cannot be relocated or repurposed, and certain asset impairment charges. As part of our plans, we have also sold assets which we have classified as held-for-sale, which may require us to recognize gains or losses upon completion of the sales. As we continue to execute on our business transformation strategy, we are likely to incur similar additional expenses, charges, and gains or losses related to our restructuring initiatives. Although each restructuring effort is unique, we expect to report the charges incurred in a manner similar to the reporting of prior restructuring items for which the applicable GAAP financial measures have historically been adjusted and to report future non-GAAP financial measures excluding such items.

We use non-GAAP financial measures for purposes of evaluating our performance and liquidity. We believe each of the non-GAAP measures presented provides our investors and the finance community information to understand how our strategies are being executed and how our core business is performing without consideration of expenses, charges, and gains or losses that are not indicative of normal, ongoing operations. These measures also allow stakeholders to view our businesses through the eyes of our management and Board of Directors, facilitate comparison of our core operating results across historical periods, and provide a focus on the ongoing operating performance of our business. Many of our peer group companies present similar non-GAAP measures to better facilitate industry comparisons.

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

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited Condensed consolidated statements of income are presented below:

	Three months ended June 30,			Six months ended June 30,
In thousands	2019	2018	Change	2019	2018	Change
Net income (GAAP basis)	$26,725	$16,306	64%	$14,820	$15,929	(7%)
Provision (benefit) for income taxes	12,729	(99)	***	9,147	(228)	***
Interest expense	6,879	5,935	16%	13,844	10,413	33%
Other non-operating items, net	6,104	(4,042)	***	9,134	(8,353)	***
Operating income (GAAP basis)	52,437	18,100	***	46,945	17,761	***
Depreciation and amortization	35,466	38,378	(8%)	72,511	78,630	(8%)
Gain on sale of property	(32,768)	—	***	(33,650)	—	***
Restructuring costs	6,771	12,611	(46%)	27,730	21,910	27%
Asset impairment charges	274	10,483	(97%)	803	14,239	(94%)
Other items (a)	14,042	6,027	***	25,209	8,127	***
Adjusted EBITDA (non-GAAP basis)	$76,222	$85,599	(11%)	$139,548	$140,667	(1%)
*** Indicates an absolute value percentage change greater than 100.
(a) Includes costs incurred as a direct result of the proxy contest of $12.1 million and $17.8 million for the second quarter and first six months of 2019, respectively.

Adjusted EBITDA was $76.2 million in the second quarter of 2019, a 11% decrease compared to the same period in 2018. The decrease was primarily attributable to declines in print advertising and circulation revenues, partially offset by ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $0.6 million of foreign exchange rate changes.

Adjusted EBITDA was $139.5 million in the first six months of 2019, a 1% decrease compared to the same period in 2018. The decrease was primarily attributable to declines in print advertising and circulation revenues, partially offset by ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $1.3 million of foreign exchange rate changes.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited Condensed consolidated statements of income are presented below:

	Three months ended June 30,			Six months ended June 30,
In thousands, except per share data	2019	2018	Change	2019	2018	Change
Gain on sale of property	$(32,768)	$—	***	$(33,650)	$—	***
Restructuring costs (including accelerated depreciation)	7,324	16,833	(56%)	29,984	31,293	(4%)
Asset impairment charges	274	10,483	(97%)	803	14,239	(94%)
Loss (gain) from other non-operating activities	4,810	(2,862)	***	4,308	(2,728)	***
Other items (a)	14,077	4,294	***	24,596	5,932	***
Pretax impact	(6,283)	28,748	***	26,041	48,736	(47%)
Income tax impact of above items	1,714	(7,173)	***	(6,484)	(12,100)	(46%)
Tax benefit	—	(2,094)	(100%)	—	(2,094)	(100%)
Other tax-related items	1,879	—	***	1,879	—	***
Impact of items affecting comparability on net income (loss)	$(2,690)	$19,481	***	$21,436	$34,542	(38%)

Net income (GAAP basis)	$26,725	$16,306	64%	$14,820	$15,929	(7%)
Impact of items affecting comparability on net income (loss)	(2,690)	19,481	***	21,436	34,542	(38%)
Adjusted net income (non-GAAP basis)	$24,035	$35,787	(33%)	$36,256	$50,471	(28%)

Earnings per share - diluted (GAAP basis)	$0.23	$0.14	64%	$0.13	$0.14	(7%)
Impact of items affecting comparability on net income (loss)	(0.02)	0.17	***	0.18	0.29	(38%)
Adjusted earnings per share - diluted (non-GAAP basis)	$0.21	$0.31	(32%)	$0.31	$0.43	(28%)

Diluted weighted average number of common shares outstanding (GAAP basis)	116,692	116,219	—%	117,375	116,035	1%
Diluted weighted average number of common shares outstanding (non-GAAP basis)	116,692	116,219	—%	117,375	116,035	1%
*** Indicates an absolute value percentage change greater than 100.
(a) Includes costs incurred as a direct result of the proxy contest of $12.1 million and $17.8 million for the three and six months ended June 30, 2019, respectively.

Adjusted EPS on a fully diluted basis were $0.21 for the second quarter of 2019 compared to $0.31 for the same period in 2018. The decrease in adjusted diluted EPS was attributable to same items discussed above for adjusted EBITDA in addition to the recognition of a non-operating gain on the sale of property of $30.6 million.

Adjusted EPS on a fully diluted basis were $0.31 for the first six months of 2019 compared to $0.43 for the same period in 2018. The decrease in adjusted diluted EPS was attributable to same items discussed above for adjusted EBITDA in addition to the recognition of a non-operating gain on the sale of property of $30.6 million.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

	Three months ended June 30,		Six months ended June 30,
In thousands	2019	2018	2019	2018
Weighted average number of shares outstanding - basic (GAAP basis)	114,521	112,946	114,485	112,852
Effect of dilutive securities (GAAP basis)
Restricted stock units	821	2,243	1,087	2,245
Performance share units	1,346	954	1,787	855
Stock options	4	76	16	83
Weighted average number of shares outstanding - diluted (GAAP basis)	116,692	116,219	117,375	116,035
Effect of dilutive securities (non-GAAP basis)
Restricted stock units	—	—	—	—
Performance share units	—	—	—	—
Stock options	—	—	—	—
Weighted average number of shares outstanding - diluted (non-GAAP basis)	116,692	116,219	117,375	116,035

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed consolidated statements of cash flows are presented below:

	Six months ended June 30,
In thousands	2019	2018
Net cash flow provided by operating activities (GAAP basis)	$35,646	$80,530
Capital expenditures	(25,918)	(27,522)
Free cash flow (non-GAAP basis)	$9,728	$53,008

Free cash flow decreased by $43.3 million from 2018 to 2019. This decrease was attributable to net cash flow from operating activities of $35.6 million in 2019, down $44.9 million compared to the prior year primarily attributable to increased severance payments of $27.7 million driven by the 2018 early retirement opportunity program and a net $6.1 million settlement paid in connection with the Casagrand class action lawsuit filed in January 2014. The decrease is also attributable to the payment of costs incurred as a direct result of the proxy contest.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

•
Risks and uncertainties related to strategic acquisitions, investments, or divestitures including distraction of management attention, incurrence of additional debt, integration challenges, and failure to realize expected benefits or synergies or to operate businesses effectively following acquisitions;

•
Risks and uncertainties relating to the proposed transaction between us and New Media Investment Group Inc., including the parties' ability to consummate the proposed transaction in the time period expected or at all, and risks relating to the parties' ability to achieve the anticipated benefits of the proposed transaction;

•	Risk of financial loss and reputational harm related to reduction or closure of operations in light of ongoing challenges affecting the publishing industry;

•	Variability in the exchange rate relative to the U.S. dollar of currencies in foreign jurisdictions in which we operate;

•	Risks associated with our underfunded pension plans and the plans of our affiliates and investees;

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

We are also exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding at June 30, 2019, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $0.7 million for the first six months of 2019.

We are exposed to foreign exchange rate risk due to our operations in the U.K., for which the British pound sterling is the functional currency. We are also exposed to foreign exchange rate risk due our ReachLocal segment which has operating activities denominated in currencies other than the U.S. dollar, including the Australian dollar, Canadian dollar, Indian rupee, and New Zealand dollar.

Translation gains or losses affecting the Condensed consolidated statements of income have not been significant in the past.

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $317.0 million at June 30, 2019 compared to $330.3 million at June 30, 2018.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the June 30, 2019 exchange rate of 1.27 and at the June 30, 2018 exchange rate of 1.32. Newsquest's financial results were translated at an average rate of 1.29 for the first six months of 2019 and 1.37 for the first six months of 2018. If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $1.5 million for the first six months of 2019. In addition, a 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.5 million for the first six months of 2019.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2019 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 1A. Risk Factors

In addition to the risk factors set forth in Part I - Item 1A - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 10-K”), investors should consider the following risk factors arising from our pending acquisition by New Media.
On August 5, 2019, Gannett Co, New Media, Arctic Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of New Media (“Intermediate HoldCo”), and Arctic Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Intermediate Holdco (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Gannett (the “Merger”), with Gannett surviving the Merger as a wholly owned subsidiary of Intermediate Holdco and an indirect wholly owned subsidiary of New Media. Under the terms of the Merger Agreement, at the time the Merger becomes effective (the "Effective Time"), each share of Gannett common stock issued and outstanding immediately prior to the Effective Time will be automatically converted into (i) 0.5427 shares of common stock of New Media and (ii) the right to receive $6.25 in cash, without interest, plus cash in lieu of any fractional shares of New Media common stock that otherwise would have been issued.
The risk factors should be read in conjunction with the risk factors set forth in our 2018 10-K and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks occur.
Risks Relating to the Merger
Gannett and New Media may be unable to satisfy the conditions required to complete the Merger, and any delay in completing the Merger could diminish the anticipated benefits of the Merger. Failure to complete the Merger could adversely impact the market price of our shares as well as our business and operating results.
The consummation of the Merger is subject to a number of conditions, including approval by Gannett’s stockholders and New Media’s stockholders (in the case of the New Media stockholder approval, disregarding any shares held by FIG LLC and its affiliates) and other customary closing conditions. Gannett cannot make any assurances that the Merger will be consummated on the terms or timeline currently contemplated or at all.
Completion of the Merger is also conditioned upon the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining the necessary clearance from the European Commission. While we and New Media intend to pursue vigorously all required governmental clearances, the requirement to receive these clearances before the consummation of the Merger could delay the Merger or result in an inability to complete the Merger. Any delay in the completion of the Merger could diminish anticipated benefits of the Merger, including realization of expected synergies and operating efficiencies, or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Merger.
To the extent that the market price of the shares of our common stock reflects positive market assumptions that the Merger will be consummated, the price of such shares may decline if the Merger is not consummated for any reason or in a timely manner.
Gannett may also be subject to additional risks if the Merger is not consummated, including:

•	depending on the reasons for termination of the Merger Agreement, the requirement that Gannett pay New Media a termination fee of $45 million;

•	the fact that substantial costs related to the Merger, such as legal, accounting, filing, financial advisory and financial printing fees, must be paid regardless of whether the Merger is completed;

•
possible negative reactions from our customers, clients, suppliers and employees, which could adversely affect our ability to maintain relationships with such customers, clients and suppliers, impair our ability to retain and motivate key personnel and lead to the disruption of our ongoing business or otherwise adversely affect the business and financial results of Gannett, without our realizing any of the benefits of having the Merger completed;

•
the fact that matters relating to the Mergers may require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;

•
the fact that under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies or pursue certain opportunities that would have been beneficial to us an independent company; and

•
the fact that we will need to refinance our existing Credit Facility or obtain new term debt if the Merger is not completed, and uncertainty arising from the pendency of the Merger could impact our ability to complete such refinancing or obtain new debt on the timeline or on terms that might otherwise have been available.

The pendency of the Merger could adversely affect our business and operations.
Whether the Merger is ultimately consummated or not, its pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, or increasing workforce turnover. The completion of the Merger, including, for example, efforts to obtain regulatory clearances, will require significant time and attention from our management and may divert attention from the day-

to-day operations of our business. Any uncertainty over the ability of Gannett and New Media to complete the Merger could make it more difficult for us to retain certain key employees or attract new talent or to pursue business strategies.
Parties with which we have business relationships, either contractual or operational, may experience uncertainty as to the future or desirability of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Additionally, we have contracts with certain customers, suppliers, vendors, distributors and other business partners, and these contracts may require us to obtain consent from these other parties in connection with the Merger. Obtaining such consents may be difficult and could impose costs on us, including renegotiating such contracts on terms less favorable to us, which in turn may result in us suffering a loss of potential future revenue, incurring contractual liabilities or losing rights that are material to our business.
The Merger Agreement subjects us to restrictions on our business activities and obligates us to generally operate our business in the ordinary course of business in all material respects prior to completion of the Merger. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are outside the ordinary course of business, or otherwise have an adverse effect on our results of operations, cash flows and financial position.
The Merger Agreement limits our ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate alternative acquisition proposals from third parties, to provide non-public information to third parties in connection with alternative acquisition proposals and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. The Merger Agreement also provides that our board of directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve any agreement with respect to an acquisition proposal, subject to limited exceptions.
In addition, we may be required to pay a termination fee of $45 million to New Media if the Merger is not consummated under specified circumstances, including , among others, if the Merger Agreement is terminated by Gannett to enter into a definitive agreement with respect to a superior proposal (subject to compliance with certain procedures) or if the Merger Agreement is terminated by New Media as a result of a change of recommendation by Gannett’s board of directors . Notwithstanding the foregoing, in no event will the termination fee be paid to New Media more than once. In addition, upon adoption of the Merger Agreement by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal will be eliminated. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of Gannett from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire Gannett than it might otherwise have proposed to pay because of the added expense of the $45 million termination fee that may become payable by us in certain circumstances.
The number of shares of New Media common stock that our stockholders will receive under the Merger Agreement is based on a fixed exchange ratio. The market value of the shares of New Media common stock to be issued upon completion of the Merger is unknown, and therefore our stockholders cannot be certain of the value of the portion of the merger consideration to be paid in New Media common stock.
Our stockholders will receive a fixed number of shares of New Media common stock in the Merger rather than a number of shares with a particular fixed market value. Upon completion of the Merger, our stockholders will receive, in exchange for each share of our common stock held immediately prior to the Merger, (i) 0.5427 shares of common stock of New Media and (ii) the right to receive $6.25 in cash, without interest, plus cash in lieu of any fractional shares of New Media common stock that otherwise would have been issued.
The market values of New Media common stock and our common stock have fluctuated since the announcement of the Merger Agreement and will continue to fluctuate from the date hereof until the date of the closing of the Merger. The market values of New Media common stock and our common stock at the time of the Merger may vary significantly from their prices on the date of the Merger Agreement or the date hereof. Changes in the market prices of New Media common stock and our common stock may result from a variety of factors that are beyond our and New Media’s control, including changes in businesses, operations, and prospects, regulatory considerations, governmental actions, and legal proceedings and developments.

Because the merger consideration exchange ratio will not be adjusted to reflect any changes in the market prices of New Media common stock or our common stock, the market value of the New Media common stock issued in the Merger and our common stock surrendered in the Merger may be higher or lower than the values of such stock on earlier dates. As such, at the time of our meeting of stockholders to consider and vote on the adoption of the Merger Agreement, our stockholders will not know or be able to determine the exact value of the share consideration that they will receive pursuant to the Merger Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

10.1	Letter Agreement, dated as of March 15, 2019, by and between Gannett Co., Inc. and Barbara W. Wall.*	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on March 18, 2019.

101
The following financial information from Gannett Co., Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Income (Loss) for the fiscal quarters ended June 30, 2019 and June 30, 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the fiscal quarters ended June 30, 2019 and June 30, 2018, (iv) Unaudited Condensed Consolidated Cash Flow Statements for the fiscal quarters ended June 30, 2019 and June 30, 2018, and (v) Unaudited Notes to Condensed Consolidated Financial Statements
Attached.
* Asterisks identify management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)