Form 10-Q
period 2019-09-30
Gannett Co., Inc.
filed 2019-11-05
CIK 1635718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2019, the total number of shares of the registrant's Common Stock, $0.01 par value, outstanding was 114,678,510.

INDEX TO GANNETT CO., INC.
Q3 2019 FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$101,422	$93,559
Accounts receivable, net of allowance for doubtful accounts of $10,484 and $11,088	277,360	343,617
Other current assets	120,992	143,385
Total current assets	499,774	580,561
Property, plant and equipment, at cost net of accumulated depreciation of $1,229,463 and $1,412,531	733,334	796,009
Operating lease assets	251,474	—
Goodwill	774,655	779,597
Intangible assets, net	140,862	170,344
Deferred income taxes	30,962	51,039
Other assets	129,095	100,861
Total assets	$2,560,156	$2,478,411

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$318,249	$387,003
Deferred revenue	115,390	117,083
Short-term portion of revolving credit facility	120,000	—
Other current liabilities	47,606	47,482
Total current liabilities	601,245	551,568
Postretirement medical and life insurance liabilities	57,705	69,938
Pension liabilities	264,197	319,084
Long-term portion of revolving credit facility	—	135,000
Convertible debt	173,148	169,264
Long-term operating lease liabilities	260,124	—
Other noncurrent liabilities	140,305	198,451
Total liabilities	1,496,724	1,443,305
Equity
Preferred stock of $0.01 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock of $0.01 par value per share, 500,000,000 shares authorized, 120,393,480 and 118,875,977 shares issued	1,204	1,189
Treasury stock at cost, 5,718,850 and 5,750,000 shares	(49,801)	(50,046)
Additional paid-in capital	1,832,011	1,822,094
Accumulated deficit	(137,561)	(121,435)
Accumulated other comprehensive loss	(582,421)	(616,696)
Total equity	1,063,432	1,035,106
Total liabilities and equity	$2,560,156	$2,478,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands, except share data

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Operating revenues:
Advertising and marketing services	$345,223	$403,374	$1,078,786	$1,233,849
Circulation	240,591	258,873	740,410	789,265
Other	49,755	49,467	140,135	142,319
Total operating revenues	635,569	711,714	1,959,331	2,165,433

Operating expenses:
Cost of sales	396,152	446,423	1,210,405	1,355,460
Selling, general and administrative expenses	186,060	200,093	581,230	612,235
Depreciation and amortization	32,281	38,427	104,792	117,057
Gain on sale of property	(7,669)	—	(41,319)	—
Restructuring costs	2,540	11,535	30,270	33,445
Asset impairment charges	632	1,701	1,435	15,940
Total operating expenses	609,996	698,179	1,886,813	2,134,137
Operating income	25,573	13,535	72,518	31,296

Non-operating income (expense):
Interest expense	(6,739)	(7,135)	(20,583)	(17,548)
Other non-operating items, net	(5,393)	9,800	(14,527)	18,153
Non-operating income (expense)	(12,132)	2,665	(35,110)	605

Income before income taxes	13,441	16,200	37,408	31,901
Provision for income taxes	2,796	2,848	11,943	2,620
Net income	$10,645	$13,352	$25,465	$29,281

Earnings per share - basic	$0.09	$0.12	$0.22	$0.26
Earnings per share - diluted	$0.09	$0.11	$0.22	$0.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income	$10,645	$13,352	$25,465	$29,281
Other comprehensive income, before tax:
Foreign currency translation adjustments	(15,773)	(4,016)	(11,206)	(17,952)
Pension and other postretirement benefit items:
Change in prior service costs	—	—	—	103,416
Amortization of prior service credit, net	(1,294)	(1,308)	(3,958)	(2,113)
Actuarial gain arising during the period	—	—	10,236	13,240
Amortization of actuarial loss	15,455	15,756	46,584	48,109
Other	6,591	1,819	6,732	8,598
Pension and other postretirement benefit items	20,752	16,267	59,594	171,250
Other comprehensive income, before tax	4,979	12,251	48,388	153,298
Income tax effect related to components of other comprehensive income	(4,441)	(3,945)	(14,113)	(33,394)
Other comprehensive income, net of tax	538	8,306	34,275	119,904
Comprehensive income	$11,183	$21,658	$59,740	$149,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Gannett Co., Inc. and Subsidiaries
Unaudited; in thousands

	Nine months ended September 30,
	2019	2018

Operating activities:
Net income	$25,465	$29,281
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	104,792	117,057
Gain on sale of property	(41,319)	—
Restructuring costs	12,514	13,865
Asset impairment charges	1,435	15,940
Pension and other postretirement expenses, net of contributions	(47,461)	(66,508)
Stock-based compensation	14,559	13,498
Change in other assets and liabilities, net	29,871	18,313
Net cash provided by operating activities	99,856	141,446
Investing activities:
Capital expenditures	(41,268)	(43,863)
Payments for acquisitions, net of cash acquired	—	(131,150)
Payments for investments	(745)	(2,882)
Proceeds from sale of certain assets	23,016	28,422
Proceeds from insurance claim on property	3,500	—
Net cash used for investing activities	(15,497)	(149,473)
Financing activities:
Dividends paid	(55,034)	(54,217)
Payments for employee taxes withheld from stock awards	(1,895)	(3,295)
Proceeds from borrowings under revolving credit agreement	55,000	170,000
Repayments of borrowings under revolving credit agreement	(70,000)	(355,000)
Proceeds from convertible debt	—	195,321
Proceeds from sale and leaseback transaction	—	41,791
Deferred payments for acquisitions	(5,171)	—
Changes in other financing activities	383	(90)
Net cash (used for) provided by financing activities	(76,717)	(5,490)
Effect of currency exchange rate change on cash	1,216	1,868
Increase (decrease) in cash and cash equivalents and restricted cash	8,858	(11,649)
Balance of cash, cash equivalents, and restricted cash at beginning of period	116,861	144,032
Balance of cash, cash equivalents, and restricted cash at end of period	$125,719	$132,383

Supplemental cash flow information:
Cash paid for taxes, net of refunds	$(559)	$5,720
Cash paid for interest	$9,702	$5,437
Non-cash investing and financing activities:
Accrued capital expenditures	$1,520	$255
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Basis of presentation and summary of significant accounting policies

Description of business: Gannett Co., Inc. (we, us, our, or the company) is an innovative, digitally focused media and marketing solutions company committed to defining, strengthening, and growing our communities through digital engagement while also serving as a trusted, comprehensive digital marketing partner to local and national businesses. Gannett owns ReachLocal, Inc., a digital marketing solutions company, the USA TODAY NETWORK (made up of USA TODAY and 109 local media organizations in 34 states in the U.S. and Guam, including digital sites and affiliates), and Newsquest (a wholly owned subsidiary operating in the United Kingdom with more than 150 local media brands). Through the USA TODAY NETWORK and Newsquest, Gannett delivers high-quality, trusted content where and when consumers want to engage with it on virtually any device or platform. Additionally, the company has strong relationships with thousands of marketers in both our U.S. and U.K. markets due to our large local and national sales forces and robust advertising and marketing solutions product suite. The company reports in two operating segments: publishing and ReachLocal.

Pending merger with New Media Investment Group: On August 5, 2019, the company entered into an agreement with New Media Investment Group Inc. (New Media) to merge with an indirect, wholly owned subsidiary of New Media, with the company surviving the merger. Under the terms of the merger agreement, at the time the merger becomes effective, each issued and outstanding share of Gannett common stock will be automatically converted into (i) 0.5427 shares of common stock of New Media and (ii) the right to receive $6.25 in cash, without interest, plus cash in lieu of any fractional shares of New Media common stock that otherwise would have been issued. The company and New Media have made customary representations, warranties, and covenants in the merger agreement, and the closing of the merger is subject to certain approvals by Gannett's and New Media's respective shareholders at special meetings scheduled to be held on November 14, 2019, and other customary closing conditions. In connection with the merger, New Media filed with the Securities and Exchange Commission (the SEC) and attained effectiveness of a registration statement on Form S-4 (File No. 333-233509). The merger is subject to risks and uncertainties, and the company cannot ensure it will be able to complete the merger on the expected timeline or at all. See Note 11 — Commitments, contingencies and other matters for more information related to the pending merger.

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

The following table presents a reconciliation of cash, cash equivalents, and restricted cash:

	September 30,
In thousands	2019	2018
Cash and cash equivalents	$101,422	$108,563
Restricted cash included in other current assets	2,922	4,615
Restricted cash included in investments and other assets	21,375	19,205
Total cash, cash equivalents, and restricted cash	$125,719	$132,383

Leases: We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease assets, Other current liabilities, and Long-term operating lease liabilities on our Condensed consolidated balance sheets.

Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The rates implicit within the company's leases are generally not determinable; therefore, the company uses judgment to determine the incremental borrowing rate used to calculate the present value of lease payments. The incremental borrowing rate for each lease is primarily based on publicly available information for companies within the same industry and with similar credit profiles and adjusted for the impact of collateralization, the lease term, and other specific terms included in the company’s lease arrangements. ROU assets are assessed for impairment in accordance with the company’s accounting policy for long-lived assets.

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

New accounting pronouncements adopted: The following are new accounting pronouncements that we adopted in the first nine months of 2019:

Leases: On January 1, 2019, the company adopted the FASB's new leasing standard utilizing the modified retrospective transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to carry forward 1) our historical lease classification, 2) our assessment on whether a contract is or contains a lease, and 3) our treatment of initial direct costs for any leases that exist prior to adoption of the new standard. We have also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the Condensed consolidated statements of income on a straight-line basis over the lease term. We did not elect to apply the hindsight practical expedient when determining the lease term and assessing impairment of right-of-use assets.

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

New accounting pronouncements not yet adopted: The following are new accounting pronouncements that we are evaluating for future impacts on our financial statements:

Intangibles—Internal Use Software: In August 2018, the FASB issued new guidance which generally aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are evaluating the provisions of the updated guidance and assessing the impact on our consolidated financial statements.

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

The following table presents our revenues disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Print advertising	$161,609	$204,023	$532,047	$657,744
Digital advertising and marketing services	183,614	199,351	546,739	576,105
Total advertising and marketing services	345,223	403,374	1,078,786	1,233,849
Circulation	240,591	258,873	740,410	789,265
Other	49,755	49,467	140,135	142,319
Total revenues	$635,569	$711,714	$1,959,331	$2,165,433

Additionally, approximately 12% of our quarter to date revenues and year to date revenues are generated from international locations.

Deferred revenue: Amounts received from customers in advance of revenue recognition are deferred as liabilities. The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2019 by type of revenue:

In thousands	Advertising and Other	Circulation	Total
Beginning balance	$35,742	$81,341	$117,083
Cash receipts	203,216	602,667	805,883
Revenue recognized	(201,937)	(605,639)	(807,576)
Ending balance	$37,021	$78,369	$115,390

The company’s primary source of deferred revenue is from circulation subscriptions paid in advance of the service provided. The majority of our subscription customers are billed and pay on monthly terms, but subscription periods can last between one and twelve months. The remaining deferred revenue balance relates to advertising and other revenue. The $1.7 million decrease in deferred revenue as compared to the year ended December 31, 2018 is primarily the result of declines in our circulation deferred revenue balance stemming from lower prepaid print subscribers and seasonality in our subscription activity.

NOTE 3 — Leases

We lease certain real estate, vehicles, and equipment. Our leases have remaining lease terms of 1 to 15 years, some of which may include options to extend the leases, and some of which may include options to terminate the leases. The exercise of lease renewal options is at our sole discretion. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

As of September 30, 2019, our Condensed consolidated balance sheets include $251.5 million of operating lease right-to use assets, $36.4 million of short-term operating lease liabilities included in Other current liabilities, and $260.1 million of long-term operating lease liabilities.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

In thousands	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost (a)	$17,172	$49,985
Short-term lease cost, excluding expenses relating to leases with a lease term of one month or less	414	1,494
Net lease cost	$17,586	$51,479
(a) Includes variable lease costs of $3.6 million and $8.8 million, respectively, and sublease income of $0.7 million and $1.9 million, respectively, for the three and nine months ended September 30, 2019.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows:

In thousands	Year Ending December 31, (a)
2019 (excluding the nine months ended September 30, 2019)	$10,456
2020	56,388
2021	51,392
2022	47,493
2023	39,439
Thereafter	193,955
Total future minimum lease payments	399,123
Less: Imputed interest	102,619
Total	$296,504
(a) Operating lease payments exclude $3.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

Other information related to leases were as follows:

In thousands, except lease term and discount rate	Nine months ended September 30, 2019
Supplemental information
Cash paid for amounts included in the measurement of operating lease liabilities	$48,714
Right-of-use assets obtained in exchange for operating lease obligations	$23,887
Gains on sale and leaseback transactions, net	$5,730

As of September 30, 2019
Weighted-average remaining lease term (in years)	8.7
Weighted-average discount rate	6.7%

NOTE 4 — Acquisitions

WordStream: In July 2018, our ReachLocal segment completed the acquisition of WordStream, a provider of cloud-based software-as-a-service solutions for local and regional businesses and agencies, for approximately $132.5 million, net of cash acquired. In addition, up to $20.0 million of additional consideration is payable quarterly beginning in the fourth quarter of 2018 through the fourth quarter of 2019 based upon the achievement of certain revenue targets. The fair value of the contingent consideration at the acquisition date was $9.5 million. Based on WordStream's revenue results, the fair value of the remaining contingent consideration as of September 30, 2019 was estimated at $1.3 million and is included within Other current liabilities on the Condensed consolidated balance sheets. We financed the transaction through borrowings under our Credit Facility and cash on hand.

The allocation of the purchase price was based upon estimated fair values. The determination of the fair value of assets acquired and liabilities assumed has been completed and the final allocation of the purchase price is as follows:

In thousands
Cash and restricted cash acquired	$20,954
Other current assets	9,159
Property, plant, and equipment	1,072
Developed technology	63,030
Customer relationships	21,420
Trade names	1,105
Goodwill	66,742
Total assets acquired	183,482
Current liabilities	3,987
Noncurrent liabilities	16,562
Total liabilities assumed	20,549
Net assets acquired	$162,933

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

Severance-related expenses: We recorded severance-related expenses by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Publishing	$1,360	$3,892	$13,670	$16,553
ReachLocal	170	393	290	2,165
Corporate and Other	422	266	3,796	862
Total	$1,952	$4,551	$17,756	$19,580

The activity and balance of the severance-related liabilities for the nine months ended September 30, 2019 are as follows:

In thousands
Beginning balance	$32,974
Expense	17,756
Payments	(50,015)
Ending balance	$715

Facility consolidation charges and accelerated depreciation: We recorded facility consolidation charges by segment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Publishing	$525	$1,027	$3,011	$6,050
ReachLocal	63	766	183	2,539
Corporate and Other	—	5,191	37	5,276
Total	$588	$6,984	$3,231	$13,865

We incurred no accelerated depreciation and $2.7 million of accelerated depreciation for the three months ended September 30, 2019 and 2018, respectively. We incurred accelerated depreciation of $2.3 million and $12.1 million for the nine months ended September 30, 2019 and 2018, respectively. For both years presented, these accelerated depreciation expenses were related to the publishing segment and are included within depreciation expense.

Asset impairment charges: We recorded impairment charges for property, plant, and equipment as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Publishing	$632	$1,430	$1,435	$15,669
ReachLocal	—	271	—	271
Total	$632	$1,701	$1,435	$15,940

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

NOTE 6 — Debt

Revolving credit facility: We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (Credit Facility). The Credit Facility, which matures on June 29, 2020, allows us to borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility includes several covenants, all of which we complied with as of September 30, 2019.

As of September 30, 2019, we had $120.0 million in outstanding borrowings under the Credit Facility and $23.1 million of letters of credit outstanding, leaving $356.9 million of availability remaining.

On June 29, 2019, the company’s Credit Facility became current or due to be repaid on June 29, 2020. As disclosed in Note 1 — Basis of presentation and summary of significant accounting policies, the company entered into an Agreement and Plan of Merger with New Media on August 5, 2019. Should the merger not close, management, with Board approval, will obtain such resources for the company by refinancing the existing Credit Facility or obtaining new term debt. Management has the ability and intent to proceed with its plan to refinance the existing Credit Facility or obtain new term debt if necessary.

With respect to the pending merger with New Media, the merger would be considered an event of default under the terms of the Credit Facility. As a result, if the merger were to be consummated, all amounts outstanding under the Credit Facility would become immediately due and payable. In connection with the pending merger, New Media has obtained a debt commitment letter from a third party pursuant to which, at the closing of the merger, New Media expects to borrow the funds necessary to, among other things, enable the company to repay all amounts then outstanding under the Credit Facility and terminate the Credit Facility.

Convertible debt: On April 9, 2018, we completed an offering of 4.75% convertible senior notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. The notes mature on April 15, 2024, with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

The $201.3 million principal value of the notes was bifurcated into debt and equity components. The liability component is reported as convertible debt in the Condensed consolidated balance sheets and was initially measured at fair value using the present value of its cash flows at a discount rate of 7.91%. The carrying value, which approximates fair value, of the liability component was $173.1 million and $169.3 million at September 30, 2019 and December 31, 2018, respectively. The residual amount is recorded within additional paid-in capital in the equity section of the Condensed consolidated balance sheets and totaled $30.2 million at both September 30, 2019 and December 31, 2018. $6.3 million of debt issuance costs were allocated between liabilities and equity in proportion to the allocation of the principal value of the notes, with $5.4 million allocated to liabilities and $0.9 million allocated to equity. These debt issuance costs are amortized over the 6-year contractual life of the notes. The unamortized discount totaled $24.0 million as of September 30, 2019, which will be amortized over the remaining contractual life of the notes.

For the three and nine months ended September 30, 2019, interest expense was $2.4 million and $7.2 million, respectively. Amortization of debt issuance costs was $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively. Amortization of the discount was $1.1 million and $3.2 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, interest expense on the notes totaled $2.4 million and $4.5 million, respectively. Amortization of debt issuance costs was $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. Amortization of the discount was $1.0 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. The effective interest rate on the liability component of the notes was 7.91% as of September 30, 2019 and September 30, 2018.

Consummation of the pending merger with New Media would constitute a "fundamental change" and a “make-whole fundamental change” under the terms of the indenture governing the notes. As a result, holders of the notes will have a right to require the company to repurchase for cash all such holders' notes at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, or to surrender their notes for conversion at a conversion rate that the company expects to be increased, in accordance with the terms of the indenture governing the notes, for any notes so surrendered for conversion in connection with the merger. Pursuant to the debt commitment letter it has obtained from a third party, New Media currently expects to borrow the funds necessary to enable the company to make any cash payments that may be necessary in connection with such required repurchases or conversions.

For the three and nine months ended September 30, 2019, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were met during the period. Refer to Note 12 — Earnings per share for details on the convertible debt's impact to diluted earnings per share under the treasury stock method.

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

Retirement plan costs include the following components:

	Three months ended September 30,
	2019		2018
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$403	$26	$589	$42
Non-operating expenses:
Interest cost on benefit obligation	25,426	704	24,669	742
Expected return on plan assets	(36,108)	—	(42,073)	—
Amortization of prior service benefit	(481)	(813)	(424)	(884)
Amortization of actuarial loss (gain)	15,921	(466)	15,846	(90)
Total non-operating expenses (credit)	$4,758	$(575)	$(1,982)	$(232)
Total expense (benefit) for retirement plans	$5,161	$(549)	$(1,393)	$(190)

	Nine months ended September 30,
	2019		2018
In thousands	Pension	OPEB	Pension	OPEB
Operating expenses:
Service cost - Benefits earned during the period	$1,210	$78	$1,767	$130
Non-operating expenses:
Interest cost on benefit obligation	76,797	2,111	76,688	2,224
Expected return on plan assets	(109,185)	—	(131,098)	—
Amortization of prior service cost (benefit)	(1,518)	(2,440)	538	(2,651)
Amortization of actuarial loss (gain)	47,982	(1,398)	48,379	(270)
Curtailments	—	192	—	—
Other	—	(1,018)	—	—
Total non-operating expenses (credit)	$14,076	$(2,553)	$(5,493)	$(697)
Total expense (benefit) for retirement plans	$15,286	$(2,475)	$(3,726)	$(567)

During the nine months ended September 30, 2019, we contributed $53.7 million and $6.6 million to our pension and other postretirement plans, respectively.

Multi-employer plans that provide pension benefits: During the nine months ended September 30, 2019, we incurred $9.3 million in restructuring costs on the Condensed consolidated statements of income associated with the assessment by the CWA/ITU Negotiated Pension Plan of the company's share of unfunded benefits due to the company's partial withdrawal as a result of restructuring activities. As of September 30, 2019, we had pension withdrawal liabilities of $3.7 million included in Current liabilities and $38.7 million included in Other noncurrent liabilities on the Condensed consolidated balance sheets.

NOTE 8 — Income taxes

The following table outlines our pre-tax net income and income tax amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Pre-tax net income	$13,441	$16,200	$37,408	$31,901
Provision for income taxes	2,796	2,848	11,943	2,620
Effective tax rate	20.8%	17.6%	31.9%	8.2%

Our reported effective tax rate for the three months ended September 30, 2019 was higher than the comparable period ended September 30, 2018 due to lower pre-tax net income. The reported effective tax rate for the nine months ended September 30, 2019 was higher than the comparable period primarily due to a favorable adjustment of $2.6 million in 2018 related to rate change impacts stemming from tax reform and the release of certain valuation allowances of $3.1 million. In addition, tax expense for the nine months ended September 30, 2019 was adversely impacted by $1.9 million from the sale of our Brazil subsidiary.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $23.9 million as of September 30, 2019 and $22.5 million as of December 31, 2018. The amount of accrued interest and penalties payable related to unrecognized tax benefits was $1.9 million as of September 30, 2019 and $1.2 million as of December 31, 2018.

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

NOTE 9 — Supplemental equity information

The following tables summarize equity activity for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,203	$(50,046)	$1,827,963	$(129,834)	$(582,959)	$1,066,327
Net income	—	—	—	10,645	—	10,645
Other comprehensive income, net of tax	—	—	—	—	538	538
Total comprehensive income						11,183
Dividends declared: $0.16 per share	—	—	—	(18,372)	—	(18,372)
Restricted stock awards settled	—	245	(281)	—	—	(36)
Stock-based compensation	—	—	4,384	—	—	4,384
Other activity	1	—	(55)	—	—	(54)
Ending balance	$1,204	$(49,801)	$1,832,011	$(137,561)	$(582,421)	$1,063,432

	Three months ended September 30, 2018
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,187	$(50,046)	$1,812,537	$(84,359)	$(544,919)	$1,134,400
Net income	—	—	—	13,352	—	13,352
Other comprehensive income, net of tax	—	—	—	—	8,306	8,306
Total comprehensive income						21,658
Dividends declared: $0.16 per share	—	—	—	(18,087)	—	(18,087)
Restricted stock awards settled	1	—	(484)	—	—	(483)
Stock-based compensation	—	—	4,277	—	—	4,277
Other activity	—	—	24	—	—	24
Ending balance	$1,188	$(50,046)	$1,816,354	$(89,094)	$(536,613)	$1,141,789

	Nine months ended September 30, 2019
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,189	$(50,046)	$1,822,094	$(121,435)	$(616,696)	$1,035,106
Net income	—	—	—	25,465	—	25,465
Other comprehensive income, net of tax	—	—	—	—	34,275	34,275
Total comprehensive income						59,740
Dividends declared: $0.16 per share	—	—	—	(55,034)	—	(55,034)
Adoption of new lease guidance(a)	—	—	—	13,443	—	13,443
Restricted stock awards settled	14	245	(4,779)	—	—	(4,520)
Stock-based compensation	—	—	14,559	—	—	14,559
Other activity	1	—	137	—	—	138
Ending balance	$1,204	$(49,801)	$1,832,011	$(137,561)	$(582,421)	$1,063,432
(a) This amount represents the lease transition adjustment, which is primarily related to the recognition of previously deferred gains on sale leaseback transactions totaling $13.6 million, net of tax.

	Nine months ended September 30, 2018
In thousands, except per share data	Common Stock, $0.01 Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Beginning balance	$1,175	$(50,046)	$1,786,941	$(64,158)	$(656,517)	$1,017,395
Net income	—	—	—	29,281	—	29,281
Other comprehensive income, net of tax	—	—	—	—	119,904	119,904
Total comprehensive income						149,185
Dividends declared: $0.16 per share	—	—	—	(54,217)	—	(54,217)
Convertible debt conversion feature	—	—	21,534	—	—	21,534
Restricted stock awards settled	9	—	(3,584)	—	—	(3,575)
Performance share units settled	4	—	(2,437)	—	—	(2,433)
Stock-based compensation	—	—	13,498	—	—	13,498
Other activity	—	—	402	—	—	402
Ending balance	$1,188	$(50,046)	$1,816,354	$(89,094)	$(536,613)	$1,141,789

Approximately 1.5 million and 1.2 million new shares were issued for the nine months ended September 30, 2019 and 2018, respectively.

The following tables summarize the components of, and the changes in, Accumulated other comprehensive loss (net of tax) for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(929,170)	$312,474	$(616,696)
Other comprehensive income (loss) before reclassifications	13,333	(11,206)	2,127
Amounts reclassified from accumulated other comprehensive loss	32,148	—	32,148
Other comprehensive income	45,481	(11,206)	34,275
Ending balance	$(883,689)	$301,268	$(582,421)

	Nine months ended September 30, 2018
In thousands	Retirement Plans	Foreign Currency Translation	Total
Beginning balance	$(1,000,790)	$344,273	$(656,517)
Other comprehensive income (loss) before reclassifications	103,227	(17,952)	85,275
Amounts reclassified from accumulated other comprehensive loss	34,629	—	34,629
Other comprehensive income	137,856	(17,952)	119,904
Ending balance	$(862,934)	$326,321	$(536,613)

Accumulated other comprehensive loss components are included in computing net periodic postretirement costs as outlined in Note 7 — Pensions and other postretirement benefit plans. Reclassifications out of accumulated other comprehensive loss related to these postretirement plans include the following:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Amortization of prior service credit, net	$(1,294)	$(1,308)	$(3,958)	$(2,113)
Amortization of actuarial loss	15,455	15,756	46,584	48,109
Total reclassifications, before tax	14,161	14,448	42,626	45,996
Income tax effect	(3,483)	(3,600)	(10,478)	(11,367)
Total reclassifications, net of tax	$10,678	$10,848	$32,148	$34,629

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

As of September 30, 2019 and December 31, 2018, assets and liabilities recorded at fair value and measured on a recurring basis primarily consist of pension plan assets. As permitted by U.S. GAAP, we use net asset values as a practical expedient to determine the fair value of certain investments. These investments measured at net asset value have not been classified in the fair value hierarchy.

Contingent earn-out liabilities resulting from business combinations are also recorded at fair value on a recurring basis. The fair value estimate of the earn-out liability related to the company’s acquisition of WordStream in July 2018 was $1.3 million as of September 30, 2019. The WordStream earnout liability is affected by the expected amount and timing of future revenues, which are Level 3 inputs as they have no observable market.

The Credit Facility is recorded at carrying value, which approximates fair value, in the Condensed consolidated balance sheets and is classified as Level 3.

We also have certain assets requiring fair value measurement on a non-recurring basis. Our assets measured on a non-recurring basis are assets held for sale, which are classified as Level 3 assets and evaluated using executed purchase agreements, letters of intent, or third-party valuation analyses when certain circumstances arise. Assets held for sale totaled $23.0 million as of September 30, 2019 and $23.3 million as of December 31, 2018.

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

Litigation in connection with the pending merger: Following the August 5, 2019 announcement of the company's pending merger with New Media, a total of six lawsuits have been filed in various jurisdictions: Stein v. Gannett Co. Inc, et al., filed on September 11, 2019, Scarantino v. Gannett Co. Inc., et al., filed on September 16, 2019, Humbert v. Gannett Co. Inc., et al., filed on September 30, 2019, Steiner v. Gannett Co. Inc., et al., filed on October 2, 2019, Litwin v. Gannett Co. Inc., et al., filed on October 17, 2019, and Johnson v. Gannett Co., Inc., et al., filed on October 23, 2019. The plaintiffs in each action allege, among other things, the company and individual defendants violated Section 14(a) and Section 20(a) of the Exchange Act by providing inadequate disclosure regarding the proposed merger either in the registration statement on Form S-4 filed by New Media with the SEC or in the definitive proxy statement on Schedule 14A filed by the company with the SEC. The plaintiffs variously seek, among other things, to enjoin or rescind the merger, an award of damages in the event the merger is consummated, and an award of costs and attorney’s fees; plaintiffs in Scarantino and Steiner also seek class action certification. The company and New Media believe all claims therein are without merit and intend to vigorously defend against them.

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

NOTE 12 — Earnings per share

The following table is a reconciliation of weighted average number of shares outstanding used to compute basic and diluted earnings per share (EPS):

In thousands, except per share data	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$10,645	$13,352	$25,465	$29,281

Weighted average number of shares outstanding - basic	114,615	113,047	114,529	112,916
Effect of dilutive securities
Restricted stock units	1,052	2,354	1,075	2,282
Performance share units	2,562	802	2,045	837
Stock options	3	68	11	78
Weighted average number of shares outstanding - diluted	118,232	116,271	117,660	116,113

Earnings per share - basic	$0.09	$0.12	$0.22	$0.26
Earnings per share - diluted	$0.09	$0.11	$0.22	$0.25

For the three and nine months ended September 30, 2019, approximately 91,000 and 465,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2018, approximately 180,000 and 900,000 outstanding common stock equivalents, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

On July 23, 2019, we declared a dividend of $0.16 per share of common stock, which was paid on September 30, 2019, to shareholders of record as of the close of business on September 16, 2019. Furthermore, on October 16, 2019, we declared a dividend of $0.16 per share of common stock, payable on November 12, 2019, to shareholders of record as of the close of business on November 1, 2019.

NOTE 13 — Segment reporting
We define our reportable segments based on the way the Chief Operating Decision Maker (CODM) function which, for the third quarter of 2019, comprised the Chief Executive Officer and former Interim Chief Operating Officer, manages our operations for purposes of allocating resources and assessing performance. Our reportable segments include the following:

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

The CODM function uses adjusted EBITDA to evaluate the performance of the segments and allocate resources. Adjusted EBITDA is a non-GAAP financial performance measure the company believes offers a useful view of the overall operation of our business. The company defines adjusted EBITDA as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) restructuring costs, (6) asset impairment charges, (7) certain gains or losses on sales of properties, (8) other items (including acquisition-related expenses, certain business transformation costs, litigation expenses, and gains or losses on certain investments), and (9) depreciation and amortization. The most directly comparable GAAP financial measure is net income.

Management considers adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's core operating performance and do not represent ongoing expenses necessary to conduct our day-to-day operations.

The following tables present our segment information:

	Three months ended September 30, 2019
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment eliminations	Consolidated
Advertising and marketing services - external sales	$244,091	$101,132	$—	$—	$345,223
Advertising and marketing services - intersegment sales	17,795	—	—	(17,795)	—
Circulation	240,591	—	—	—	240,591
Other	47,297	—	2,458	—	49,755
Total revenues	$549,774	$101,132	$2,458	$(17,795)	$635,569

Adjusted EBITDA	$68,964	$12,755	$(19,510)	$—	$62,209

	Three months ended September 30, 2018
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment Eliminations	Consolidated
Advertising and marketing services - external sales	$293,808	$109,566	$—	$—	$403,374
Advertising and marketing services - intersegment sales	15,967	—	—	(15,967)	—
Circulation	258,873	—	—	—	258,873
Other	47,736	—	1,731	—	49,467
Total revenues	$616,384	$109,566	$1,731	$(15,967)	$711,714

Adjusted EBITDA	$72,739	$17,340	$(19,987)	$—	$70,092

	Nine months ended September 30, 2019
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment eliminations	Consolidated
Advertising and marketing services - external sales	$781,907	$296,879	$—	$—	$1,078,786
Advertising and marketing services - intersegment sales	48,413	—	—	(48,413)	—
Circulation	740,410	—	—	—	740,410
Other	134,384	—	5,751	—	140,135
Total revenues	$1,705,114	$296,879	$5,751	$(48,413)	$1,959,331

Adjusted EBITDA	$241,011	$32,586	$(71,840)	$—	$201,757

	Nine months ended September 30, 2018
In thousands	Publishing	ReachLocal	Corporate and Other	Intersegment eliminations	Consolidated
Advertising and marketing services - external sales	$927,360	$306,489	$—	$—	$1,233,849
Advertising and marketing services - intersegment sales	46,167	—	—	(46,167)	—
Circulation	789,265	—	—	—	789,265
Other	136,803	—	5,516	—	142,319
Total revenues	$1,899,595	$306,489	$5,516	$(46,167)	$2,165,433

Adjusted EBITDA	$244,855	$33,820	$(67,916)	$—	$210,759

The following table presents our reconciliation of adjusted EBITDA to net income:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Net income (GAAP basis)	$10,645	$13,352	$25,465	$29,281
Provision for income taxes	2,796	2,848	11,943	2,620
Interest expense	6,739	7,135	20,583	17,548
Other non-operating items, net	5,393	(9,800)	14,527	(18,153)
Operating income (GAAP basis)	25,573	13,535	72,518	31,296
Depreciation and amortization	32,281	38,427	104,792	117,057
Gain on sale of property	(7,669)	—	(41,319)	—
Restructuring costs	2,540	11,535	30,270	33,445
Asset impairment charges	632	1,701	1,435	15,940
Other items (a)	8,852	4,894	34,061	13,021
Adjusted EBITDA (non-GAAP basis)	$62,209	$70,092	$201,757	$210,759
(a) Includes costs incurred as a direct result of the proxy contest of $17.9 million for the nine months ended September 30, 2019 and costs incurred related to the pending merger with New Media of $6.7 million and $7.4 million for the three and nine months ended September 30, 2019, respectively.

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

Pending merger with New Media Investment Group: On August 5, 2019, the company entered into an agreement with New Media Investment Group Inc. (New Media) to merge with an indirect, wholly owned subsidiary of New Media, with the company surviving the merger. Under the terms of the merger agreement, at the time the merger becomes effective, each issued and outstanding share of Gannett common stock will be automatically converted into (i) 0.5427 shares of common stock of New Media and (ii) the right to receive $6.25 in cash, without interest, plus cash in lieu of any fractional shares of New Media common stock that otherwise would have been issued. The company and New Media have made customary representations, warranties, and covenants in the merger agreement, and the closing of the merger is subject to certain approvals by Gannett's and New Media's respective shareholders at special meetings scheduled to be held on November 14, 2019 and other customary closing conditions. In connection with the merger, New Media filed with the Securities and Exchange Commission (the SEC) and attained effectiveness of a registration statement on Form S-4 (File No. 333-233509).

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

Restructuring and asset impairment costs

In response to the transition of our business from a legacy print publishing business into a digitally focused media and marketing solutions company, we have engaged in a series of individual restructuring programs. These programs are designed to transform and right size our employee base, consolidate facilities, and eliminate costs that are no longer necessary to run the ongoing business as a result of the evolution of the media industry from print to digital and changes in our business model. Facility consolidation initiatives include the disposition or consolidation of older buildings, production and distribution facilities and relocations to more efficient, flexible, digitally-oriented facilities. These restructuring programs have led us to recognize severance charges for positions that we do not expect to re-hire in the future, facility consolidation charges, accelerated depreciation expenses for plant and equipment assets related to operations that will be shut down as part of a restructuring program and that cannot be relocated or repurposed, charges related to the partial withdrawal from a multi-employer pension plan, and certain asset impairment charges. As part of our plans, we are also selling certain assets which we have classified as held-for-sale and for which we have reduced carrying values to equal fair value less costs to dispose.

In conjunction with these programs, we incurred restructuring costs of $2.5 million and $11.5 million in the third quarter of 2019 and 2018, respectively, and $30.3 million and $33.4 million in the first nine months of 2019 and 2018, respectively. Included in these restructuring costs are severance costs of $2.0 million and $4.6 million for the third quarter of 2019 and 2018, respectively, and $17.8 million and $19.6 million for the first nine months of 2019 and 2018, respectively. Also included in restructuring costs in the first nine months of 2019 were $9.3 million of charges related to a withdrawal assessment from a multi-employer plan associated with a facility closure.

We recorded no accelerated depreciation and $2.7 million of accelerated depreciation in the third quarter of 2019 and 2018, respectively, and $2.3 million and $12.1 million in the first nine months of 2019 and 2018, respectively.

We recorded asset impairment charges of $0.6 million and $1.7 million in the third quarter of 2019 and 2018, respectively, and $1.4 million and $15.9 million in the first nine months of 2019 and 2018, respectively.

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

With respect to Newsquest, the average exchange rate used to translate U.K. results for the third quarter of 2019 was 1.23 compared to 1.30 for the comparable period last year. This 5% decrease in the exchange rate unfavorably impacted third quarter of 2019 revenue comparisons by approximately $3.5 million. Newsquest results for the first nine months of 2019 were translated at an average rate of 1.27 compared to 1.35 for the comparable period last year. This 6% decrease in the exchange rate unfavorably impacted revenue comparisons for the first nine months of 2019 by approximately $11.6 million.

Impacts stemming from foreign currency translation gains and losses at our ReachLocal subsidiary unfavorably impacted revenues by $0.4 million for the third quarter of 2019 and $2.3 million for the first nine months of 2019.

Newsprint supply

The newsprint supply available to U.S. publishers is volatile. In the first nine months of 2018, many Canadian producers were subjected to significant anti-dumping and countervailing duties upon importation of newsprint into the U.S. Those duties were ultimately eliminated by the International Trade Commission in September 2018, but their imposition in the first half of 2018 disrupted the newsprint market by driving prices higher and incentivizing Canadian producers to reduce their shipments of newsprint into the United States.

Newsprint expense at our publishing segment was 31% lower in the third quarter of 2019 compared to the third quarter of 2018 due primarily to declines in circulation volumes and the utilization of higher priced newsprint in the prior year. Newsprint expense was 19% lower for the first nine months of 2019 compared to the first nine months of 2018 due to declines in circulation volumes which were partially offset by the utilization of higher priced newsprint in the first quarter of 2019.

Outlook for the remainder of 2019

In 2019, we remain focused on executing our strategic vision of being essential to consumers and marketers seeking meaningful community connections across print, digital, and other channels. In 2018, we completed our organizational realignment that reorganized our business into two functions - Marketing Solutions and Consumer. In our Marketing Solutions business, we are focused on developing a more comprehensive suite of marketing products and services. Although print advertising will remain challenged due to market pressures, we are aggressively focused on driving a deeper penetration of our digital advertising and marketing service products within our local client base as well as acquiring new clients. Our Consumer organization is focused on growing our audiences and deepening engagement, in part by expanding our spectrum of content beyond traditional news into new verticals and platforms. We will continue to focus on operational excellence by working to maximize the efficiency of our print, sales, administrative, and distribution functions to reduce costs.

Subject to the receipt of the requisite approvals from Gannett and New Media stockholders and the satisfaction of other customary closing conditions, the merger is expected to close shortly following the Gannett and New Media special stockholder meetings, which are currently scheduled for November 14, 2019.

Results of Operations

Consolidated Summary

A summary of our segment results is presented below:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating revenues:
Publishing	$549,774	$616,384	(11%)	$1,705,114	$1,899,595	(10%)
ReachLocal	101,132	109,566	(8%)	296,879	306,489	(3%)
Corporate and other	2,458	1,731	42%	5,751	5,516	4%
Intersegment eliminations	(17,795)	(15,967)	11%	(48,413)	(46,167)	5%
Total operating revenues	635,569	711,714	(11%)	1,959,331	2,165,433	(10%)
Operating expenses:
Publishing	$492,495	$571,375	(14%)	$1,506,421	$1,766,383	(15%)
ReachLocal	101,318	107,083	(5%)	307,239	308,668	—%
Corporate and other	33,978	35,688	(5%)	121,566	105,253	15%
Intersegment eliminations	(17,795)	(15,967)	11%	(48,413)	(46,167)	5%
Total operating expenses	609,996	698,179	(13%)	1,886,813	2,134,137	(12%)
Operating income	25,573	13,535	89%	72,518	31,296	***
Non-operating income (expense)	(12,132)	2,665	***	(35,110)	605	***
Income before income taxes	13,441	16,200	(17%)	37,408	31,901	17%
Provision for income taxes	2,796	2,848	(2%)	11,943	2,620	***
Net income	$10,645	$13,352	(20%)	$25,465	$29,281	(13%)

Earnings per share - diluted	$0.09	$0.11	(18%)	$0.22	$0.25	(12%)
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

Quarter ended September 30, 2019 versus quarter ended September 30, 2018

Total operating revenues were $635.6 million for the third quarter of 2019, a decrease of 11% from the same period in 2018. This decrease was primarily attributable to continued softness in publishing segment advertising revenues of $47.9 million, reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $18.3 million due to lower single copy and home delivery circulation volumes, partially offset by modest increases from our strategic pricing programs and an increase in digital-only subscription revenues. In addition, there was a decrease in revenues of $8.4 million from ReachLocal, in part reflecting exited operations. Foreign currency rate fluctuations negatively affected operating revenues by $3.9 million.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Total operating revenues were $2.0 billion for the first nine months of 2019, a decrease of 10% from the same period in 2018. This decrease was primarily attributable to continued softness in publishing segment advertising revenues of $143.2 million, reflecting decreased demand for print advertising, as well as declining trends in circulation revenues of $48.9 million due to lower single copy and home delivery circulation volumes, partially offset by modest increases from our strategic pricing programs and an increase in digital-only subscription revenues. In addition, there was a decrease in revenues of $9.6 million from ReachLocal, in part reflecting exited operations. Foreign currency rate fluctuations negatively affected operating revenues by $13.9 million.

Operating expenses:

Quarter ended September 30, 2019 versus quarter ended September 30, 2018

Payroll and benefits are the largest components of our operating expenses. Other significant operating expenses include production and distribution costs.

Total operating expenses were $610.0 million for the third quarter of 2019, a decrease of 13% from the same period in 2018. Publishing segment expenses decreased by $78.9 million, primarily attributable to continued cost efficiency efforts, a reduction in cost of sales due to lower print advertising and circulation revenues, and lower expenses related to benefits. Corporate operating expenses decreased 5% from the same period in 2018 primarily due to decreases in facility consolidation charges and acquisition costs related to WordStream, offset by increased costs incurred related to the pending merger with New Media. In addition, there was a decrease in operating expenses of $5.8 million from ReachLocal. Foreign currency rate fluctuations also decreased expenses by $3.3 million.

Impacting operating expenses for the third quarter of 2019, and included in the numbers above, were gains on the sale of property of $7.7 million, acquisition costs of $7.2 million, and restructuring charges of $2.5 million. Impacting the third quarter of 2018 were restructuring charges of $11.5 million, asset impairment charges of $1.7 million, accelerated depreciation of $2.7 million, and acquisition costs of $3.2 million.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Total operating expenses were $1.9 billion for the first nine months of 2019, a decrease of 12% from the same period in 2018. Publishing segment expenses decreased by $260.0 million, primarily attributable to continued cost efficiency efforts, a reduction in cost of sales due to lower print advertising and circulation revenues, and lower expenses related to benefits. This decrease was partially offset by a 15% increase in Corporate segment operating expenses primarily due to costs incurred related to the proxy contest and the pending merger with New Media. In addition, there was a decrease in operating expenses of $1.4 million from ReachLocal. Foreign currency rate fluctuations also decreased expenses by $12.5 million.

Impacting operating expenses for the first nine months of 2019, and included in the numbers above, were gains on the sale of property of $41.3 million, restructuring charges of $30.3 million, acquisition costs of $8.2 million, accelerated depreciation of $2.3 million, and asset impairment charges of $1.4 million. Impacting the first nine months of 2018 were restructuring charges of $33.4 million, asset impairment charges of $15.9 million, accelerated depreciation of $12.1 million, and acquisition costs of $7.1 million.

Publishing segment

A summary of our publishing segment results is presented below:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating revenues:
Advertising and marketing services	$261,886	$309,775	(15%)	$830,320	$973,527	(15%)
Circulation	240,591	258,873	(7%)	740,410	789,265	(6%)
Other	47,297	47,736	(1%)	134,384	136,803	(2%)
Total operating revenues	549,774	616,384	(11%)	1,705,114	1,899,595	(10%)
Operating expenses:
Cost of sales	355,459	402,292	(12%)	1,086,022	1,220,997	(11%)
Selling, general and administrative expenses	125,357	141,352	(11%)	379,991	435,286	(13%)
Depreciation and amortization	16,831	21,382	(21%)	54,328	71,828	(24%)
Gain on sale of property	(7,669)	—	***	(41,319)	—	***
Restructuring costs	1,885	4,919	(62%)	25,964	22,603	15%
Asset impairment charges	632	1,430	(56%)	1,435	15,669	(91%)
Total operating expenses	492,495	571,375	(14%)	1,506,421	1,766,383	(15%)
Operating income	$57,279	$45,009	27%	$198,693	$133,212	49%
*** Indicates an absolute value percentage change greater than 100.

Operating revenues:

Quarter ended September 30, 2019 versus quarter ended September 30, 2018

Advertising and marketing services revenues were $261.9 million for the third quarter of 2019, a decrease of 15% compared to the same period in 2018, which is primarily attributable to a $42.4 million decrease in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry. In addition, digital advertising and marketing revenues decreased $5.5 million compared to the same period in 2018 due largely to weakness in the local digital media and digital classified revenue streams. Foreign currency exchange rates negatively affected advertising revenues by $2.1 million.

Print advertising revenues were $161.6 million for the third quarter of 2019, a decrease of 21% compared to the same period in 2018. Local and national print advertising revenues were $71.2 million and $35.8 million, respectively, for the third quarter of 2019, a decrease of 22% and 21%, respectively, compared to the same period in 2018. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $54.6 million for the third quarter of 2019 decreased 20% compared to the same period in 2018, primarily attributable to declines in real estate, automotive, and employment advertising revenues of $3.0 million, $2.7 million, and $2.2 million, respectively. Foreign currency exchange rates negatively affected print advertising revenues by $1.3 million.

Digital advertising and marketing services revenues were $100.3 million for the third quarter of 2019, a decrease of 5% compared to the same period in 2018. Digital media revenues were $64.5 million for the third quarter of 2019, a decrease of 4% compared to the same period in 2018, primarily due to weakness in on and off platform revenues at our local markets, partially offset by continued strength from our national sales channel. Digital classified revenues were $13.6 million for the third quarter of 2019, a decrease of 26% compared to the same period in 2018 due to decreases in digital employment and automotive revenues of $1.6 million and $2.0 million, respectively, as a result of reduced demand. The decrease in automotive revenues was impacted by the termination of the Cars.com agreement, which resulted in lower revenue share and lower corresponding expenses. Digital marketing services revenues were $22.2 million for the third quarter of 2019, an increase of 11% compared to the same period in 2018. This increase was attributable to growth at Newsquest and an increase in both average spend per client and total client counts in our local domestic markets. Foreign currency exchange rates negatively affected total digital advertising revenues by $0.8 million.

Circulation revenues were $240.6 million for the third quarter of 2019, a decrease of 7% compared to the same period in 2018. Print circulation revenues were $189.4 million for the third quarter of 2019, a decrease of 5% from the same period in 2018 due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues were $51.2 million for the third quarter of 2019, a 14% decrease from the same period in 2018 primarily due to declines in the digital portion of full-access subscriptions, partially offset by an increase in digital-only circulation subscriptions. Foreign currency exchange rates negatively affected circulation revenues by $1.0 million.

Commercial printing and other revenues of $47.3 million in the third quarter of 2019 decreased 1% compared to the same period in 2018. Other revenues accounted for approximately 9% of total revenues for the quarter.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Advertising and marketing services revenues were $830.3 million for the first nine months of 2019, a decrease of 15% compared to the same period in 2018, which is primarily attributable to a $125.7 million decrease in print advertising revenues as a result of reduced demand consistent with general trends adversely impacting the publishing industry. In addition, digital advertising and marketing revenues decreased $17.5 million compared to the same period in 2018. Foreign currency exchange rates negatively affected advertising revenues by $7.1 million.

Print advertising revenues were $532.0 million for the first nine months of 2019, a decrease of 19% compared to the same period in 2018. Local and national print advertising revenues were $237.3 million and $115.6 million, respectively, for the first nine months of 2019, decreases of 19% each, compared to the same period in 2018. These declines are attributable to reduced demand consistent with general trends adversely impacting the publishing industry. Classified print advertising revenues of $179.1 million for the first nine months of 2019 decreased 19% compared to the same period in 2018, primarily attributable to declines in real estate, automotive, and employment advertising revenues of $10.4 million, $9.1 million, and $6.7 million, respectively. Foreign currency exchange rates negatively affected print advertising revenues by $4.6 million.

Digital advertising and marketing services revenues were $298.3 million for the first nine months of 2019, a decrease of 6% compared to the same period in 2018. Digital media revenues were $191.4 million for the first nine months of 2019, a decrease of 5% compared to the same period in 2018, primarily due to weakness at our local markets, partially offset by continued strength from our national sales channel. Digital classified revenues were $46.1 million for the first nine months of 2019, a decrease of 20% compared to the same period in 2018 due to decreases in digital classified employment and automotive revenues of $4.1 million and $3.2 million, respectively, as a result of reduced demand. Digital marketing services revenues were $60.8 million for the first nine months of 2019, an increase of 6% compared to the same period in 2018. This increase was attributable to growth at Newsquest and an increase in average spend per client in our local domestic markets. Foreign currency exchange rates negatively affected total digital advertising revenues by $2.5 million.

Circulation revenues were $740.4 million for the first nine months of 2019, a decrease of 6% compared to the same period in 2018. Print circulation revenues were $577.4 million for the first nine months of 2019, a decrease of 4% from the same period in 2018 due to a reduction in volume of our single copy and home delivery sales, reflecting general industry trends, offset by increases from our strategic pricing programs. Digital circulation revenues were $163.0 million for the first nine months of 2019, a 13% decrease from the same period in 2018 primarily due to declines in the digital portion of full-access subscriptions, partially offset by an increase in digital-only circulation subscriptions. Foreign currency exchange rates negatively affected circulation revenues by $3.5 million.

Commercial printing and other revenues of $134.4 million in the first nine months of 2019 decreased 2% compared to the same period in 2018. Other revenues accounted for approximately 8% of total revenues for the year.

Operating expenses:

Quarter ended September 30, 2019 versus quarter ended September 30, 2018

Cost of sales were $355.5 million for the third quarter of 2019, a decrease of 12% from the same period in 2018. This decrease was primarily driven by continued cost efficiency efforts as well as an overall decline in circulation volumes that reduced production and distribution costs by 12% each. Foreign currency exchange rate fluctuations decreased cost of sales by $1.8 million.

Total selling, general, and administrative expenses were $125.4 million for the third quarter of 2019, a decrease of 11% from the same period in 2018, primarily attributable to continued company-wide cost efficiency efforts resulting in reductions in information technology, marketing, and building expenses of 9%, 27%, and 13%, respectively, as well as a general decrease in employee benefits costs. Foreign currency exchange rate fluctuations decreased selling, general, and administrative expenses by $1.0 million.

Depreciation and amortization expense was $16.8 million for the third quarter of 2019, a 21% decrease from the same period in 2018, primarily attributable to a $2.7 million decrease in accelerated depreciation associated with our facility consolidation efforts in the third quarter of 2019 compared to the prior year period. Foreign currency exchange rates decreased depreciation expense by $0.1 million.

Impacting operating expenses for the third quarter of 2019 were gains on the sale of property of $7.7 million and restructuring charges of $1.9 million. Impacting operating expenses for the third quarter of 2018 were asset impairment charges of $1.4 million and restructuring charges of $4.9 million.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Cost of sales were $1.1 billion for the first nine months of 2019, a decrease of 11% from the same period in 2018. This decrease was primarily driven by continued cost efficiency efforts as well as an overall decline in circulation volumes that reduced production and distribution costs by 11% each. Foreign currency exchange rate fluctuations decreased cost of sales by $5.9 million.

Total selling, general, and administrative expenses were $380.0 million for the first nine months of 2019, a decrease of 13% from the same period in 2018, primarily attributable to continued company-wide cost efficiency efforts resulting in reductions in information technology, marketing, and building expenses of 8%, 25%, and 18%, respectively, as well as a general decrease in employee benefits costs. Foreign currency exchange rate fluctuations decreased selling, general, and administrative expenses by $3.5 million.

Depreciation and amortization expense was $54.3 million for the first nine months of 2019, a 24% decrease from the same period in 2018, primarily attributable to a $9.8 million decrease in accelerated depreciation associated with our facility consolidation efforts in the first nine months of 2019 compared to the prior year period. Foreign currency exchange rates decreased depreciation expense by $0.5 million.

Impacting operating expenses for the first nine months of 2019 were gains on the sale of property of $41.3 million, restructuring charges of $26.0 million, and asset impairment charges of $1.4 million. Impacting operating expenses for the first nine months of 2018 were restructuring charges of $22.6 million and asset impairment charges of $15.7 million.

Publishing segment adjusted EBITDA:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating income (GAAP basis)	$57,279	$45,009	27%	$198,693	$133,212	49%
Depreciation and amortization	16,831	21,382	(21%)	54,328	71,828	(24%)
Gain on sale of property	(7,669)	—	***	(41,319)	—	***
Restructuring costs	1,885	4,919	(62%)	25,964	22,603	15%
Asset impairment charges	632	1,430	(56%)	1,435	15,669	(91%)
Other items	6	(1)	***	1,910	1,543	24%
Adjusted EBITDA (non-GAAP basis)	$68,964	$72,739	(5%)	$241,011	$244,855	(2%)
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our publishing segment was $69.0 million for the third quarter of 2019, a decrease of 5% compared to the same period in 2018. The decrease was primarily attributable to declines in print advertising and circulation revenues, partially offset by ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $0.4 million of foreign exchange rate changes.

Adjusted EBITDA for our publishing segment was $241.0 million for the first nine months of 2019, a decrease of 2% compared to the same period in 2018. This was primarily attributable to declines in print advertising and circulation revenues, partially offset by ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $1.7 million of foreign exchange rate changes.

ReachLocal

A summary of our ReachLocal segment results is presented below:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating revenues:
Advertising and marketing services	$101,132	$109,566	(8)%	$296,879	$306,489	(3)%
Total operating revenues	101,132	109,566	(8)%	296,879	306,489	(3)%
Operating expenses:
Cost of sales	53,691	56,019	(4)%	158,811	168,624	(6)%
Selling, general and administrative expenses	36,307	37,538	(3)%	110,784	105,564	5%
Depreciation and amortization	11,087	12,096	(8)%	37,171	29,505	26%
Restructuring costs	233	1,159	(80)%	473	4,704	(90)%
Asset impairment charges	—	271	(100)%	—	271	(100)%
Total operating expenses	101,318	107,083	(5)%	307,239	308,668	—%
Operating income (loss)	$(186)	$2,483	***	$(10,360)	$(2,179)	***
*** Indicates an absolute value percentage change greater than 100.

As of date	September 30, 2019	December 31, 2018
Active Clients (a)	17,100	20,800
Active Product Units (b)	34,500	40,300
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

Operating revenues:

Quarter ended September 30, 2019 versus quarter ended September 30, 2018

Advertising and marketing services revenues were $101.1 million for the third quarter of 2019, a decrease of 8% compared to the same period in 2018, which included revenues from international entities of $11.6 million for the third quarter of 2019 as compared to $23.1 million in 2018. The decrease was primarily attributable to a decrease in revenues from international entities of $10.6 million due to the disposition of certain international affiliates in the latter half of 2018 and first nine months of 2019 and revenue declines within the core North American business driven by lower client counts and increased discounts resulting from client retention initiatives. These decreases are offset by an increase in revenues of $4.0 million at WordStream and an increase in the cross-selling of ReachLocal's products by the publishing segment.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Advertising and marketing services revenues were $296.9 million for the first nine months of 2019, a decrease of 3% compared to the same period in 2018, which included revenues from international entities of $39.2 million for the first nine months of 2019 as compared to $75.5 million in 2018. The decrease was primarily attributable to a decrease in revenues from international entities of $31.2 million due to the disposition of certain international affiliates in the latter half of 2018 and first nine months of 2019 as well as a decrease of $9.9 million in the core North American business and a decrease of $5.2 million from international entities, offset by an increase of $36.6 million at WordStream, which was acquired in July 2018. The decline in the core North American business is primarily driven by lower client counts and increased discounts associated with client retention, partially offset by an increase in the cross-selling of ReachLocal's products by the publishing segment.

The decrease in both Active Clients and Active Product Units as of September 30, 2019 as compared to December 31, 2018 is primarily attributable the disposition of certain international affiliates in the latter half of 2018 and the first nine months of 2019.

Operating expenses:

Quarter ended September 30, 2019 versus quarter ended September 30, 2018

Cost of sales, which includes online media acquired from third parties, costs to manage and operate ReachLocal's solutions and technology infrastructure, and other third-party direct costs, was $53.7 million for the third quarter of 2019, a decrease of 4% compared to the same period in 2018. Cost of online media acquired from third-party publishers totaled $40.6 million compared to $43.2 million for the same period in 2018. This decrease was attributable to reduced expenses of $6.1 million stemming from the disposition of certain international affiliates in the latter half of 2018 and first nine months of 2019, offset by an increase of $3.0 million at North America and international entities due to declining margins.

Selling, general, and administrative expenses were $36.3 million for the third quarter of 2019, a decrease of 3% compared to the same period in 2018. Selling and marketing expenses decreased $1.0 million compared to the same period in 2018 due to reduced costs from the disposition of certain international affiliates of $2.3 million, offset by an increase of $0.6 million at North America and international entities associated with client acquisition initiatives. Product and technology expenses decreased $0.2 million compared to the same period in 2018. Other selling, general, and administrative costs decreased $0.1 million as compared to same period in 2018 due to reduced expenses of $1.6 million from the disposition of certain international affiliates offset by increases of $1.2 million at WordStream and $0.3 million at North America and international entities.

Depreciation and amortization were $11.1 million for the third quarter of 2019, a decrease of 8% compared to the third quarter of 2018. This decrease was primarily attributable to a decrease in amortization expense stemming from acquired developed technology reaching the end of its useful life.

Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Cost of sales, which includes online media acquired from third parties, costs to manage and operate ReachLocal's solutions and technology infrastructure, and other third-party direct costs, was $158.8 million for the first nine months of 2019, a decrease of 6% compared to the same period in 2018. Cost of online media acquired from third-party publishers totaled $120.6 million compared to $131.9 million for the same period in 2018. This decrease was attributable to reduced expenses of $17.9 million stemming from the disposition of certain international affiliates in the latter half of 2018 and first nine months of 2019, offset by an increase of $6.4 million at WordStream, which was acquired in July 2018.

Selling, general, and administrative expenses were $110.8 million for the first nine months of 2019, an increase of 5% compared to the same period in 2018. Selling and marketing expenses decreased $1.0 million compared to the same period in 2018 due to reduced costs from the disposition of certain international affiliates of $7.7 million and a decrease of $3.3 million at North America and international entities, offset by an increase of $10.0 million at WordStream, which was acquired in July 2018. Product and technology expenses increased $2.4 million compared to the same period in 2018, primarily due to an increase of $3.0 million at WordStream, which was acquired in July 2018, offset by a decrease of $0.8 million from the disposition of certain international affiliates. Other selling, general, and administrative costs increased $3.9 million as compared to same period in 2018 due to an increase of $10.5 million at WordStream, which was acquired in July 2018, offset by a decrease of $4.8 million from the disposition of certain international affiliates.

Depreciation and amortization were $37.2 million for the first nine months of 2019, an increase of 26% compared to the first nine months of 2018. This increase was primarily attributable to an increase of $7.7 million stemming from larger amortization of software development costs in core North America and at WordStream, which was acquired in July 2018.

ReachLocal segment adjusted EBITDA:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2019	2018	Change	2019	2018	Change
Operating income (loss) (GAAP basis)	$(186)	$2,483	***	$(10,360)	$(2,179)	***
Depreciation and amortization	11,087	12,096	(8)%	37,171	29,505	26%
Restructuring costs	233	1,159	(80%)	473	4,704	(90%)
Asset impairment charges	—	271	(100%)	—	271	(100%)
Other items	1,621	1,331	22%	5,302	1,519	***
Adjusted EBITDA (non-GAAP basis)	$12,755	$17,340	(26)%	$32,586	$33,820	(4)%
*** Indicates an absolute value percentage change greater than 100.

Adjusted EBITDA for our ReachLocal segment was $12.8 million for the third quarter of 2019, a decrease of 26% compared to the same period in 2018 primarily due to reduction in client counts and lower margins stemming from increased discounts associated with client retention efforts.

Adjusted EBITDA for our ReachLocal segment was $32.6 million for the first nine months of 2019, a decrease of 4% compared to the same period in 2018 primarily due to reduction in client counts and lower margins stemming from increased discounts associated with client retention efforts.

Corporate and other

Corporate operating expenses were $34.0 million for the third quarter of 2019, a decrease of 5% compared to the same period in 2018 primarily due to a decrease of $5.2 million in facility consolidation charges and a decrease of $2.5 million in acquisition costs related to WordStream, partially offset by $6.7 million in costs incurred related to the pending merger with New Media.

Corporate operating expenses were $121.6 million for the first nine months of 2019, an increase of 15% compared to the same period in 2018 primarily due to $17.9 million of costs incurred related to the proxy contest and $7.4 million of costs incurred related to the pending merger with New Media, offset by a decrease of $5.2 million in facility consolidation charges and a decrease of $4.9 million in acquisition costs related to WordStream.

Non-operating income (expense)

Interest expense: Interest expense for the third quarter of 2019 was $6.7 million compared to $7.1 million in the same period in 2018. Interest expense for the first nine months of 2019 was $20.6 million compared to $17.5 million in the same period in 2018. The increase in interest expense for first nine months of 2019 is due to a higher effective interest rate incurred on our larger convertible debt balance when compared to the effective interest rate and outstanding balance on our Credit Facility.

Other non-operating items, net: Our non-operating items, net, are driven by certain items that fall outside of our normal business operations. Non-operating items, net, consisted of $5.4 million in expense for the third quarter of 2019 compared to $9.8 million in income for the same period in 2018. The decrease was primarily attributable to an increase of $6.4 million in non-operating pension expense and a decrease of $5.5 million in non-operating gains from the sale of businesses.

Non-operating items, net, consisted of $14.5 million in expense for the first nine months of 2019 compared to $18.2 million in income for the same period in 2018. The decrease was primarily attributable to an increase of $17.7 million in non-operating pension expense and a decrease of $12.2 million in non-operating gains from the sale of businesses.

Income tax expense (benefit)

The following table outlines our pre-tax net income and income tax amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Pre-tax net income	$13,441	$16,200	$37,408	$31,901
Provision for income taxes	2,796	2,848	11,943	2,620
Effective tax rate	20.8%	17.6%	31.9%	8.2%

Our reported effective tax rate for the three months ended September 30, 2019 was higher than the comparable period ended September 30, 2018 due to lower pre-tax net income. The reported effective tax rate for the nine months ended September 30, 2019 was higher than the comparable period primarily due to a favorable adjustment of $2.6 million in 2018 related to rate change impacts stemming from tax reform and the release of certain valuation allowances of $3.1 million. In addition, tax expense for the nine months ended September 30, 2019 was adversely impacted by $1.9 million from the sale of our Brazil subsidiary.

Net income and diluted earnings per share

Net income was $10.6 million and diluted earnings per share was $0.09 for the third quarter of 2019 compared to net income of $13.4 million and diluted earnings per share of $0.11 for the same period in 2018. Net income was $25.5 million and diluted earnings per share was $0.22 for the first nine months of 2019 compared to net income of $29.3 million and diluted earnings per share of $0.25 for the same period in 2018. The change reflects the various items discussed above.

Liquidity and capital resources

Our operations, which have historically generated strong positive cash flow, along with our Credit Facility, are expected to provide sufficient liquidity to meet our requirements, including those for investments, expected dividends, and expected share repurchases. For strategic acquisitions, we will consider financing options as appropriate.

Details of our cash flows are included in the table below:

	Nine months ended September 30,
In thousands	2019	2018
Net cash provided by operating activities	$99,856	$141,446
Net cash used for investing activities	(15,497)	(149,473)
Net cash used for financing activities	(76,717)	(5,490)
Effect of currency exchange rate change on cash	1,216	1,868
Net increase (decrease) in cash	$8,858	$(11,649)

Operating cash flows

Our net cash flow from operating activities was $99.9 million for the first nine months of 2019, a decrease of $41.6 million compared to the same period in 2018. The decrease in net cash flow from operating activities was primarily attributable to increased severance payments of $26.0 million driven by the 2018 early retirement opportunity program, $17.9 million in payments for costs incurred as a direct result of the proxy contest, a net $6.1 million settlement paid in connection with the Casagrand class action lawsuit filed in January 2014 and $5.3 million in payments related to the company's pending merger with New Media. These are partially offset by a $6.3 million decrease in cash paid for taxes.

Investing cash flows

Cash flows used for investing activities totaled $15.5 million for the first nine months of 2019, primarily consisting of capital expenditures of $41.3 million, partially offset by proceeds from sale of certain assets of $23.0 million and proceeds from an insurance claim on property of $3.5 million.

Cash flows used for investing activities totaled $149.5 million for the first nine months of 2018, primarily consisting of payments for acquisitions, net of cash acquired, of $131.2 million, primarily related to the WordStream acquisition, capital expenditures of $43.9 million and payments for investments of $2.9 million, partially offset by proceeds from sale of certain assets of $28.4 million.

Financing cash flows

Cash flows used for financing activities totaled $76.7 million for the first nine months of 2019, primarily consisting of payment of dividends to our shareholders of $55.0 million, net repayments of borrowings under our Credit Facility of $15.0 million, additional consideration of $5.2 million, primarily for the acquisition of WordStream, and payments for employee taxes withheld from stock awards of $1.9 million.

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

Revolving credit facility

We maintain a secured revolving credit facility pursuant to which we may borrow from time to time up to an aggregate principal amount of $500.0 million (Credit Facility). The Credit Facility, which matures on June 29, 2020, allows us to borrow at an applicable margin above the Eurodollar base rate (LIBOR loan) or the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the one month LIBOR rate plus 1.00% (ABR loan). Up to $50.0 million of the Credit Facility is available for issuance of letters of credit. The Credit Facility includes several covenants, all of which we complied with as of September 30, 2019.

As of September 30, 2019, we had $120.0 million in outstanding borrowings under the Credit Facility and $23.1 million of letters of credit outstanding, leaving $356.9 million of availability remaining.

On June 29, 2019, the company’s Credit Facility became current or due to be repaid on June 29, 2020. As disclosed in Note 1 — Basis of presentation and summary of significant accounting policies, the company entered into an Agreement and Plan of Merger with New Media on August 5, 2019. Should the transaction not close, management, with Board approval, will obtain such resources for the company by refinancing the existing Credit Facility or obtaining new term debt. Management has the ability and intent to proceed with its plan to refinance the existing Credit Facility or obtain new term debt if necessary.

With respect to the pending merger with New Media, the merger would be considered an event of default under the terms of the Credit Facility. As a result, if the merger were to be consummated, all amounts outstanding under the Credit Facility would become immediately due and payable. In connection with the pending merger, New Media has obtained a debt commitment letter from a third party pursuant to which, at the closing of the merger, New Media expects to borrow the funds necessary to, among other things, enable the company to repay all amounts then outstanding under the Credit Facility and terminate the Credit Facility.

Convertible debt

On April 9, 2018, we completed an offering of 4.75% convertible senior notes, resulting in total aggregate principal of $201.3 million and net proceeds of approximately $195.3 million. The notes mature on April 15, 2024, with our earliest redemption date being April 15, 2022. The stated conversion rate of the notes is 82.4572 shares per $1,000 in principal or approximately $12.13 per share.

Consummation of the pending merger with New Media would constitute a "fundamental change" and a “make-whole fundamental change” under the terms of the indenture governing the notes. As a result, holders of the notes will have a right to require the company to repurchase for cash all such holders' notes at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, or to surrender their notes for conversion at a conversion rate that the company expects to be increased, in accordance with the terms of the indenture governing the notes, for any notes so surrendered for conversion in connection with the merger. Pursuant to the debt commitment letter it has obtained from a third party, New Media currently expects to borrow the funds necessary to enable the company to make any cash payments that may be necessary in connection with such required repurchases or conversions.

For the three and nine months ended September 30, 2019 and 2018, no shares were issued upon conversion, exercise, or satisfaction of the required conditions because no conversion triggers were considered met during those periods.

Additional information

On July 23, 2019, we declared a dividend of $0.16 per share of common stock, which was paid on September 30, 2019, to shareholders of record as of the close of business on September 16, 2019. Furthermore, on October 16, 2019, we declared a dividend of $0.16 per share of common stock, payable on November 12, 2019, to shareholders of record as of the close of business on November 1, 2019.

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

We define our non-GAAP measures, which may not be comparable to similarly titled measures reported by other companies, as follows:

•
Adjusted EBITDA is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our businesses. Adjusted EBITDA is defined as net income before (1) income taxes, (2) interest expense, (3) equity income, (4) other non-operating items, (5) restructuring costs, (6) asset impairment charges, (7) certain gains or losses on sales of properties, (8) other items (including acquisition-related expenses, certain business transformation costs, litigation expenses, and gains or losses on certain investments), and (9) depreciation and amortization. The most directly comparable GAAP financial measure is net income.

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

•
Adjusted EPS is a non-GAAP financial performance measure we believe offers a useful view of the overall operation of our business. We define adjusted EPS as EPS before tax-effected (1) restructuring costs (including accelerated depreciation), (2) asset impairment charges, (3) non-operating gains and losses, (4) certain gains or losses on sales of properties, and (5) other items (including acquisition-related expenses, certain business transformation expenses, litigation expenses, and gains or losses on certain investments). The tax impact on these non-GAAP tax deductible adjustments is based on the estimated statutory tax rates for the U.K. of 19% and the U.S. of 25.5%. When adjusted EPS is discussed in this report, the most directly comparable GAAP financial measure is diluted EPS.

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

Adjusted EBITDA

Reconciliations of adjusted EBITDA from net income presented in accordance with GAAP on our unaudited Condensed consolidated statements of income are presented below:

	Three months ended September 30,			Nine months ended September 30,
In thousands	2019	2018	Change	2019	2018	Change
Net income (GAAP basis)	$10,645	$13,352	(20%)	$25,465	$29,281	(13%)
Provision for income taxes	2,796	2,848	(2%)	11,943	2,620	***
Interest expense	6,739	7,135	(6%)	20,583	17,548	17%
Other non-operating items, net	5,393	(9,800)	***	14,527	(18,153)	***
Operating income (GAAP basis)	25,573	13,535	89%	72,518	31,296	***
Depreciation and amortization	32,281	38,427	(16%)	104,792	117,057	(10%)
Gain on sale of property	(7,669)	—	***	(41,319)	—	***
Restructuring costs	2,540	11,535	(78%)	30,270	33,445	(9%)
Asset impairment charges	632	1,701	(63%)	1,435	15,940	(91%)
Other items (a)	8,852	4,894	81%	34,061	13,021	***
Adjusted EBITDA (non-GAAP basis)	$62,209	$70,092	(11%)	$201,757	$210,759	(4%)
*** Indicates an absolute value percentage change greater than 100.
(a) Includes costs incurred related to the pending merger with New Media of $6.7 million and $7.4 million for the first three and nine months of 2019, respectively, and costs incurred as a direct result of the proxy contest of $17.9 million for the first nine months of 2019.

Adjusted EBITDA was $62.2 million in the third quarter of 2019, an 11% decrease compared to the same period in 2018. The decrease was primarily attributable to declines in print advertising and circulation revenues, partially offset by ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $0.4 million of foreign exchange rate changes.

Adjusted EBITDA was $201.8 million in the first nine months of 2019, a 4% decrease compared to the same period in 2018. The decrease was primarily attributable to declines in print advertising and circulation revenues, partially offset by ongoing operating efficiencies. Adjusted EBITDA was unfavorably impacted by $1.5 million of foreign exchange rate changes.

Consolidated adjusted EPS: Reconciliations of adjusted diluted EPS from net income presented accordance with GAAP on our unaudited Condensed consolidated statements of income are presented below:

	Three months ended September 30,			Nine months ended September 30,
In thousands, except per share data	2019	2018	Change	2019	2018	Change
Gain on sale of property	$(7,669)	$—	***	$(41,319)	$—	***
Restructuring costs (including accelerated depreciation)	2,540	13,665	(81%)	32,524	41,722	(22%)
Asset impairment charges	632	1,701	(63%)	1,435	15,940	(91%)
Loss (gain) from other non-operating activities	472	(5,510)	***	4,780	(5,002)	***
Other items (a)	8,887	4,708	89%	33,483	10,639	***
Pretax impact	4,862	14,564	(67%)	30,903	63,299	(51%)
Income tax impact of above items	(1,292)	(4,062)	(68%)	(7,776)	(16,161)	(52%)
Tax benefit	—	(529)	(100%)	—	(2,623)	(100%)
Other tax-related items	—	—	***	1,879	—	***
Impact of items affecting comparability on net income	$3,570	$9,973	(64%)	$25,006	$44,515	(44%)

Net income (GAAP basis)	$10,645	$13,352	(20%)	$25,465	$29,281	(13%)
Impact of items affecting comparability on net income	3,570	9,973	(64%)	25,006	44,515	(44%)
Adjusted net income (non-GAAP basis)	$14,215	$23,325	(39%)	$50,471	$73,796	(32%)

Earnings per share - diluted (GAAP basis)	$0.09	$0.11	(18%)	$0.22	$0.25	(12%)
Impact of items affecting comparability on net income	0.03	0.09	(67%)	0.21	0.39	(46%)
Adjusted earnings per share - diluted (non-GAAP basis)	$0.12	$0.20	(40%)	$0.43	$0.64	(33%)

Diluted weighted average number of common shares outstanding (GAAP basis)	118,232	116,271	2%	117,660	116,113	1%
Diluted weighted average number of common shares outstanding (non-GAAP basis)	118,232	116,271	2%	117,660	116,113	1%
*** Indicates an absolute value percentage change greater than 100.
(a) Includes costs incurred related to the pending merger with New Media of $6.7 million and $7.4 million for the first three and nine months of 2019, respectively, and costs incurred as a direct result of the proxy contest of $17.9 million for the first nine months of 2019.

Adjusted EPS on a fully diluted basis were $0.12 for the third quarter of 2019 compared to $0.20 for the same period in 2018. The decrease in adjusted diluted EPS was attributable to same items discussed above for adjusted EBITDA.

Adjusted EPS on a fully diluted basis were $0.43 for the first nine months of 2019 compared to $0.64 for the same period in 2018. The decrease in adjusted diluted EPS was attributable to same items discussed above for adjusted EBITDA in addition to the recognition of a non-operating gain on the sale of property of $30.6 million.

The following table presents a reconciliation of the weighted average number of outstanding basic shares on a GAAP basis to the adjusted, non-GAAP weighted average number of outstanding diluted shares:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Weighted average number of shares outstanding - basic (GAAP basis)	114,615	113,047	114,529	112,916
Effect of dilutive securities (GAAP basis)
Restricted stock units	1,052	2,354	1,075	2,282
Performance share units	2,562	802	2,045	837
Stock options	3	68	11	78
Weighted average number of shares outstanding - diluted (GAAP basis)	118,232	116,271	117,660	116,113
Weighted average number of shares outstanding - diluted (non-GAAP basis)	118,232	116,271	117,660	116,113

Free cash flow: Reconciliations of free cash flow from net cash flow provided by operating activities presented in accordance with GAAP on our unaudited Condensed consolidated statements of cash flows are presented below:

	Nine months ended September 30,
In thousands	2019	2018
Net cash flow provided by operating activities (GAAP basis)	$99,856	$141,446
Capital expenditures	(41,268)	(43,863)
Free cash flow (non-GAAP basis)	$58,588	$97,583

Free cash flow decreased by $39.0 million from 2018 to 2019. This decrease was attributable to net cash flow from operating activities of $99.9 million in 2019, down $41.6 million compared to the prior year primarily attributable to increased severance payments of $26.0 million, driven by the 2018 early retirement opportunity program, $17.9 million in payments for costs incurred as a direct result of the proxy contest, a net $6.1 million settlement paid in connection with the Casagrand class action lawsuit filed in January 2014 and $5.3 million in payments related to the company's pending merger with New Media. These are partially offset by a $6.3 million decrease in cash paid for taxes.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no material off-balance sheet arrangements as defined in the rules of the Securities and Exchange Commission.

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

We are also exposed to fluctuations in interest rates on borrowings outstanding under our Credit Facility. Based on the variable-rate debt outstanding at September 30, 2019, we estimate that a 1% increase or decrease in interest rates would have increased or decreased interest expense by $0.9 million for the first nine months of 2019.

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

Our cumulative foreign currency translation adjustment reported as part of our equity totaled $301.3 million at September 30, 2019 compared to $326.3 million at September 30, 2018.

Newsquest's assets and liabilities were translated from British pounds sterling to U.S. dollars at the September 30, 2019 exchange rate of 1.23 and at the September 30, 2018 exchange rate of 1.30. Newsquest's financial results were translated at an average rate of 1.27 for the first nine months of 2019 and 1.35 for the first nine months of 2018. If the price of the British pound sterling against the U.S. dollar had been 10% more or less than the actual price, operating income would have increased or decreased approximately $2.8 million for the first nine months of 2019. In addition, a 10% fluctuation in each of ReachLocal's currencies relative to the U.S. dollar would have increased or decreased operating income by approximately $0.8 million for the first nine months of 2019.

Item 4. Controls and Procedures

Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2019 to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 11 — Commitments, contingencies and other matters, there have been no material developments with respect to our potential liability for legal and environmental matters previously reported in our 2018 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in the "Risk Factors" section of our 2018 Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of August 5, 2019, by and among Gannett Co., Inc., New Media Investment Group Inc., Arctic Holdings LLC, and Arctic Acquisition Corp.*	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on August 6, 2019

10.1	Offer Letter of Employment, dated August 4, 2019, by and between Gannett Co., Inc. and Paul J. Bascobert**	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company with the SEC on August 6, 2019

31-1	Rule 13a-14(a) Certification of CEO	Attached.

31-2	Rule 13a-14(a) Certification of CFO	Attached.

32-1	Section 1350 Certification of CEO	Attached.

32-2	Section 1350 Certification of CFO	Attached.

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
Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within the Inline XBRL document)	Attached.

* The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.
** Management contract, compensatory plan, or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2019	GANNETT CO., INC.

/s/ Alison K. Engel
Alison K. Engel
Senior Vice President, Chief Financial Officer and Treasurer
(on behalf of Registrant and as Principal Financial Officer)